Form 10-Q
period 1996-03-31
NATIONAL DENTEX CORP /MA/
filed 1996-05-15
CIK 913616

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC  20549

                                 FORM 10 - Q

               Quarterly Report Pursuant to Section 13 or 15(d)
                                    of the
                       Securities Exchange Act of 1934

For the Quarter ended March 31, 1996            Commission File Number: 0-23092


                         NATIONAL DENTEX CORPORATION


            Massachusetts                                    04-2762050
     (State or other jurisdiction              (I.R.S. Identification Number)
   of incorporation or organization)


    111 Speen Street, Framingham, MA                          01701
(Address of Principal Executive Offices)                    (zip code)


                             (508) - 820 - 4800
            (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    Yes     /X/      No / /



Number of shares of Common Stock outstanding as of May 10, 1996:  3,438,823.

                         NATIONAL DENTEX CORPORATION
                                  FORM 10-Q
                     FOR THE QUARTER ENDED MARCH 31, 1996

                              Table of Contents

                                                                           Page

PART I.   Financial Information

Item 1.   Financial Statements:

          Consolidated Balance Sheets as of December 31, 1995 and
          31, 1996 (Unaudited)                                                3

          Consolidated Statements of Income for the three months ended
          March 31, 1995 and March 31, 1996 (Unaudited)                       4

          Consolidated Statements of Stockholders' Equity for the three
          months ended March 31, 1996 (Unaudited)                             5

          Consolidated Statements of Cash Flows for the three months
          ended March 31, 1995 and March 31, 1996 (Unaudited)                 6

          Notes to Consolidated Financial Statements                          7

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                           8

PART II.  Other Information                                                  11

          Signatures                                                         12

                         NATIONAL DENTEX CORPORATION
                         CONSOLIDATED BALANCE SHEETS

                                         December 31,         March 31, 1996
                                         1995                 (Unaudited)
                          ASSETS
CURRENT ASSETS:
Cash and equivalents                     $    4,193,394       $  3,892,180
Accounts receivable:
 Trade, less allowance of $180,000 in         6,024,953          6,101,065
 1995 and $185,000 in 1996
 Other                                          176,099            154,582
Inventories                                   2,519,143          2,662,489
Prepaid expenses                                664,812            933,227
Deferred tax asset                              367,275            369,337
 Total current assets                        13,945,676         14,112,880
PROPERTY AND EQUIPMENT:
Land and buildings                             3,773,720         3,773,589
Leasehold and building improvements            2,270,753         2,101,763
Laboratory equipment                           5,360,351         5,428,837
Furniture and fixtures                         1,264,513         1,348,600
Capital leases                                   342,819           342,819
                                              13,012,156        12,995,608
 Less - Accumulated depreciation and           6,891,909         6,872,907
 amortization
Net property and equipment                     6,120,247         6,122,701
OTHER ASSETS, net:
Goodwill                                       5,035,911         5,052,707
Other                                          3,019,950         2,992,195
                                               8,055,861         8,044,902
                                          $   28,121,784      $ 28,280,483

    LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current portion of long-term                     110,119           112,537
obligations
Accounts payable                               1,363,142         1,298,525
Accrued liabilities:
 Payroll and employee benefits                 2,558,845         2,125,178
 Deferred purchase price                       1,728,565         1,275,823
 Other                                           627,847         1,057,121
 Total current liabilities                     6,388,518         5,869,184
LONG TERM LIABILITIES:
Deferred tax liability                           452,195           418,793
Long-term obligations, less current              188,343           188,760
portion
Deferred purchase price                        1,137,147           923,331
 Total long-term liabilities                   1,777,685         1,530,884
COMMITMENTS AND CONTINGENCIES (Note 7)
STOCKHOLDERS' EQUITY:
Preferred stock, $.01  par value
  Authorized - 500,000  shares; None                 ---               ---
issued and outstanding
Common Stock, $.01 par value
 Authorized - 8,000,000  shares
 Issued and outstanding 3,271,468
 shares at December 31, 1995,                      32,715           33,964
 and 3,396,405  shares at March 31,
 1996
Paid-in capital                                13,309,336       13,406,109
Retained earnings                               6,613,530        7,440,342
 Total stockholders' equity                    19,955,581       20,880,415
                                           $   28,121,784     $ 28,280,483

The accompanying notes are an integral part of these consolidated financial statements.

                         NATIONAL DENTEX CORPORATION
                      CONSOLIDATED STATEMENTS OF INCOME
                                 (UNAUDITED)

                                        Three Months Ended
                                March 31, 1995      March 31, 1996
Net sales                          $10,284,667         $12,348,598
Cost of goods sold                   5,816,762           7,024,606
   Gross profit                      4,467,905           5,323,992
Total operating expenses             3,402,083           4,024,087
   Operating income                  1,065,822           1,299,905
Other income                            49,244              41,421
Interest income                         63,096              36,694
   Income before provision for       1,178,162           1,378,020
income taxes
Provision for income taxes             471,265             551,208
   Net income                      $   706,897          $  826,812

Net income per share               $       .21          $      .24

Weighted average shares              3,345,609           3,503,066
outstanding


The accompanying notes are an integral part of these consolidated financial statements.

                         NATIONAL DENTEX CORPORATION
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (Unaudited)

          Preferred Stock   Common Stock

          #        $.01   #           $.01    Paid-in     Retained
          of       Par    of          Par     Capital     Earnings   Total
          Shares   Value  Shares      Value   ($)         ($)        ($)
BALANCE,
Dec. 31,   ---     ---    3,271,468   32,715  13,309,336  6,613,530  19,955,581
1995

Issuance
of
124,937    ---     ---      124,937   1,249      96,773        ---       98,022
shares
of common
stock
under
the
stock
option
plan
and
upon
exercise
of out-
standing
warrants

Net        ---    ---         ---      ---          ---    826,812      826,812
income

BALANCE,
March 31,  ---    ---   3,396,405   33,964   13,406,109  7,440,342   20,880,415
1996


The accompanying notes are an integral part of these consolidated financial statements.

                         NATIONAL DENTEX CORPORATION
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)

                                           FOR THE THREE MONTHS
                                             ENDED MARCH 31,
                                            1995          1996
Cash flows from operating activities:
Net income                                $    706,897       $  826,812
Adjustments to reconcile net income to
net cash provided by (used in)
operating activities, net of effects
of acquisitions:
   Depreciation and amortization               187,629          321,738
   Increase in accounts receivable            (296,681)         (54,595)
   Increase in inventories                      (8,645)        (142,578)
   Increase in prepaid expenses                (65,350)        (268,415)
   Increase in deferred tax asset               (1,283)          (2,062)
   (Increase) decrease in other assets          46,013          (52,866)
   Decrease in accounts payable and
     accrued liabilities                    (1,312,841)         (71,139)
   Decrease in deferred tax liability          (14,619)         (33,402)
   Net cash provided by operating             (758,880)         523,493
     activities
Cash flows from investing activities:
   Payment of deferred purchase price              ---         (774,558)
   Additions to property and                  (147,400)        (151,006)
     equipment, net
      Net cash used in investing              (147,400)        (925,564)
        activities
Cash flows from financing activities:
   Net payments of current and long-            (2,887)           2,835
     term obligations
   Proceeds from issuance of common             16,854           98,022
     stock
      Net cash provided by financing            13,967          100,857
        activities
Net decrease in cash                          (892,313)        (301,214)
Cash at beginning of period                  6,027,104        4,193,394
Cash at end of period                     $  5,134,791      $ 3,892,180
Supplemental disclosures of cash flow
information:
   Interest paid                          $      3,289      $   13,205
   Income taxes paid                      $    427,950      $   89,500

The accompanying notes are an integral part of these consolidated financial st atements.

                         NATIONAL DENTEX CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                March 31, 1996



(1) INTERIM FINANCIAL STATEMENTS

The accompanying unaudited financial statements include all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for fair presentation of the results of operations for the periods presented. Interim results are not necessarily indicative of the results to be expected for a full year.

Certain information and footnote disclosures normally included in financial statements, prepared in accordance with generally accepted accounting principles, have been condensed or omitted as allowed by Form 10-Q. The accompanying unaudited consolidated financial statements should be read in conjunction with the Company's consolidated financial statements for the year ended December 31, 1995 as filed with the Securities and Exchange Commission on Form 10-K.

ITEM 2.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

     Working capital increased from $7,557,000 at December 31, 1995 to $8,244,000 at March 31, 1996. Cash and equivalents declined $301,000 from $4,193,000 at December 31, 1995. The fundamental reason for the decline in cash was the payment of $775,000 of deferred acquisition costs. Operating activities provided $523,000 in positive cash flow.

     The Company maintains a financing agreement ("the Agreement") with State Street Bank and Trust Company (the "Bank"). The Agreement, as amended, includes revolving lines of credit of $4,000,000 and $8,000,000. The interest rate on both revolving lines of credit is the prime rate or Libor rate plus 2%, at the Company's option. The first revolving line of credit matures on June 1, 1998 and the second revolving line of credit matures on June 1, 1997.

     A commitment fee of one quarter of 1% is payable on the unused amount of the first revolving line of credit. In addition, a draw down fee equal to 3/8 of 1% of each advance under the second revolving line of credit is payable at the time of such advance. At March 31, 1996, the Company had the full principal amount available under both revolving lines of credit.

     Management believes that existing working capital and financing will be sufficient to meet contemplated operating and capital requirements, including costs associated with anticipated acquisitions, if any, in the foreseeable future.

RESULTS OF OPERATIONS

     The following table sets forth for the periods indicated the percentage of net sales represented by certain items in the Company's Consolidated Financial
Statements:

                                     Three Months Ended
                           March 31, 1995         March 31, 1996

Net Sales                       100.0%                100.0%
Cost of goods sold               56.6                  56.9
Gross profit                     43.4                  43.1
Total operating expenses         33.0                  32.6
Operating income                 10.4                  10.6
Other income                      0.5                   0.3
Interest income                   0.6                   0.3
Income before provision          11.5                  11.2
for income taxes
Provision for income              4.6                   4.5
taxes
Net Income                        6.9%                  6.7%


   Quarter Ended March 31, 1996  Compared with Quarter Ended March 31, 1995

Net Sales

     Net sales increased $2,064,000  or 20.1% in the fiscal quarter ended March
31, 1996 over the corresponding period of the prior year.   Approximately
1,823,000   of this increase is attributable to businesses acquired in 1995, with the remaining increase representing unit growth at dental laboratories operating in the fiscal quarter ended March 31, 1996 and in the comparison quarter ended March 31, 1995.

Cost of Goods Sold

     Cost of goods sold, which consists principally of labor and related benefits, cost of materials, and laboratory overhead increased by $1,208,000. As a percentage of sales, cost of goods sold increased from 56.6% to 56.9%, representing a gross margin decrease of .3%. The increase was caused by higher costs of labor and related benefits, offset by decreases in materials costs.

Total Operating Expenses

     Total operating expenses, which consist of (i) selling expenses, the cost of the Company's pick-up and delivery services and administrative expenses at the dental laboratory level, and (ii) costs of operation of the Company's corporate headquarters and field support services increased by $622,000 or 18.3% during the first fiscal quarter 1996 over the corresponding period in 1995.

     The increase is primarily attributable to the operating and amortization expense associated with the eight dental laboratories acquired in 1995. Additionally, spending has increased in the areas of technical training and business development to further the Company's growth and productivity goals. Operating expenses decreased as a percentage of net sales from 33.0% to 32.6%. during the first fiscal quarter 1996 over the corresponding period in 1995.

Operating Income

     Operating income increased by $234,000 or 22.0% for the first quarter in 1996 over the corresponding quarter in 1995. The increase was the result of higher sales volume and reductions in operating expenses as a percentage of net sales, offset by a slight increase in cost of goods sold.

Interest Income

     Interest income decreased by $26,000 or 41.8% in the first quarter in 1996 over the corresponding quarter in 1995. The decrease increase was due to lower interest rates for short-term liquid investments and decreased investment principal.

Provision for Income Taxes

     The Company's provision for income taxes for fiscal quarter 1996 increased to $551,000 from $471,000 in the corresponding period in 1995. The effective tax rate remained constant at 40%.

Net Income

     As a result of the factors discussed above, net income for the fiscal quarter 1996 increased by $120,000 or 17.0% over the corresponding quarter in 1995. Net income per share increased from $0.21 per share to $0.24 per share.

PART  II.  OTHER INFORMATION

Item 1.   Legal Proceedings:

          No material legal proceedings are pending to which the Company is a party or of which any of its property is subject.

Item 2.   Changes in Securities:

          Not applicable

Item 3.   Defaults upon Senior Securities:

          Not applicable

Item 4.   Submission of Matters to a Vote of Security Holders:

          Not applicable

Item 5.   Other Information:

          None

Item 6.   Exhibits and Reports on Form 8-K:

     a.   Exhibits: (11) Statement Regarding Computation of Per Share Earnings

     b.   Reports on Form 8-K: None

                                  SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned, thereunto duly authorized.



                         NATIONAL  DENTEX  CORPORATION
                         Registrant


May 14, 1996             By:  /s/   William M. Mullahy
                              William M. Mullahy, President
                              Chief Executive Officer and Director
                              (Principal Executive Officer)


May 14, 1996             By:  /s/   David L. Brown
                              David L. Brown, Vice President - Finance
                              Chief Financial Officer, Treasurer and
                              Assistant Clerk
                              (Principal Financial Officer)