Form 10-Q
period 1996-09-30
NATIONAL DENTEX CORP /MA/
filed 1996-11-14
CIK 913616

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549


                                   FORM 10-Q

               Quarterly Report Pursuant to Section 13 or 15(d)
                                    of the
                        Securities Exchange Act of 1934

For the Quarter ended September 30, 1996       Commission File Number: 0-23092


                          NATIONAL DENTEX CORPORATION


     Massachusetts                                   04-2762050
------------------------                     ---------------------------
(State of Incorporation)                     (I.R.S. Identification No.)



    111 Speen Street, Framingham, MA                   01701
----------------------------------------             ----------
(Address of Principal Executive Offices)             (Zip Code)


                               (508) 820-4800
                        -------------------------------
                        (Registrant's Telephone Number)




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes  [X]     No  [ ]


Number  of  shares  of  Common  Stock  outstanding  as  of  November  8,  1996:
3,440,158.

                          NATIONAL DENTEX CORPORATION


                                   FORM 10-Q


                       Quarter Ended September 30, 1996




                               Table of Contents


                                                                           Page
PART I.   Financial Information

Item 1.   Financial Statements:

          Consolidated Balance Sheets as of December 31, 1995
          and September 30, 1996 (Unaudited)                                3

          Consolidated Statements of Income for the three
          months and nine months ended September 30, 1995
          and September 30, 1996 (Unaudited)                                4

          Consolidated Statements of Stockholders' Equity
          for the nine months ended September 30, 1996
          (Unaudited)                                                       5

          Consolidated Statements of Cash Flows for the
          nine months ended September 30, 1995 and
          September 30, 1996 (Unaudited)                                    6

          Notes to Consolidated Financial Statements                        7

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                               8

Part II.  Other Information                                                11

          Signatures                                                       12

                          NATIONAL DENTEX CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                                                  December 31,    September 30,
                                                      1995            1996
                                                  ------------    -------------
                                                                   (Unaudited)
               ASSETS
CURRENT ASSETS:

   Cash and equivalents                            $4,193,394      $4,500,414
   Accounts receivable:
     Trade, less allowance of $180,000 in
     1995 and $207,000 in 1996                      6,024,953       6,200,658
     Other                                            176,099         207,258
   Inventories                                      2,519,143       2,855,890
   Prepaid expenses                                   664,812         742,805
   Deferred tax asset                                 367,275         442,142
                                                   ----------      ----------
    Total current assets                           13,945,676      14,949,167
                                                   ----------      ----------
PROPERTY AND EQUIPMENT:
   Land and buildings                               3,773,720       3,773,720
   Leasehold and building                           2,270,753       2,340,905
improvements
   Laboratory equipment                             5,360,351       5,679,367
   Furniture and fixtures                           1,264,513       1,575,124
   Capital leases                                     342,819         342,819
                                                   ----------      ----------
                                                   13,012,156      13,711,935

     Less - Accumulated depreciation
     and amortization                               6,891,909       7,182,891
                                                   ----------      ----------
   Net property and equipment                       6,120,247       6,529,044
                                                   ----------      ----------

OTHER ASSETS, net:
   Goodwill                                         5,035,911       5,299,926
   Other                                            3,019,950       3,119,104
                                                   ----------      ----------
                                                    8,055,861       8,419,030
                                                   ----------      ----------
                                                  $28,121,784     $29,897,241
                                                   ----------      ----------

     LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Current portion of long-term obligations       $   110,119     $   199,340
   Accounts payable                                 1,363,142         931,161
   Accrued liabilities:
     Payroll and employee benefits                  2,558,845       2,752,373
     Deferred purchase price                        1,728,565       1,206,270
     Other                                            627,847         280,150
                                                   ----------      ----------
     Total current liabilities                      6,388,518       5,369,294
                                                   ----------      ----------

LONG TERM LIABILITIES:
   Deferred tax liability                             452,195         333,088
   Long-term obligations, less current portion        188,343           3,645
   Deferred purchase price                          1,137,147       1,021,979
                                                   ----------      ----------
     Total long-term liabilities                    1,777,685       1,358,712
                                                   ----------      ----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS EQUITY:
   Preferred stock, $.01 par value
     Authorized - 500,000 shares
     None issued and outstanding                          ---             ---
   Common stock, $.01 par value
     Authorized - 8,000,000 shares
     Issued and outstanding - 3,271,468 shares
     at December 31, 1995, and 3,440,137 shares
     at September 30, 1996                             32,715          34,401
   Paid-in capital                                 13,309,336      13,678,718
   Retained earnings                                6,613,530       9,456,116
                                                   ----------      ----------
     Total stockholders' equity                    19,955,581      23,169,235
                                                   ----------      ----------
                                                  $28,121,784     $29,897,241
                                                   ----------      ----------

The accompanying notes are an integral part of these consolidated financial statements.

                          NATIONAL DENTEX CORPORATION

                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)
                                                         Three Months Ended                   Nine Months Ended
                                                   -------------------------------     ------------------------------
                                                   September 30,     September 30,     September 30,      September 30,
                                                       1995              1996              1995               1996
                                                   -------------     -------------     -------------      -------------
Net Sales                                           $10,729,001       $12,987,428       $32,070,656        $39,041,261

Cost of goods sold                                    6,155,898         7,561,389        17,924,252         22,160,984
                                                   -------------     -------------     -------------      -------------
  Gross profit                                        4,573,103         5,426,039        14,145,404         16,880,277

Total operating expenses                              3,369,969         4,124,172        10,418,760         12,378,139
                                                   -------------     -------------     -------------      -------------
  Operating income                                    1,203,134         1,301,867         3,726,644          4,502,138

Other income                                             14,686            27,691           119,389            112,889

Interest income                                          70,150            31,805           208,015             90,559
                                                   -------------     -------------     -------------      -------------
  Income before provision for income taxes            1,287,970         1,361,363         4,054,048          4,705,586

Provision for income taxes                              515,188           525,311         1,621,619          1,863,000
                                                   -------------     -------------     -------------      -------------
  Net income                                        $   772,782       $   836,052       $ 2,432,429        $ 2,842,586
                                                   =============     =============     =============      =============

Net income per share                                           .23               .24               .72                .81
                                                   ===============   ===============   ===============    ===============
Weighted average shares oustanding                    3,433,826         3,510,464          3,385,944         3,510,282
                                                   =============     =============     =============      =============


The accompanying notes are an integral part of these consolidated financial statements.

                          NATIONAL DENTEX CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                  (Unaudited)
                                              Preferred Stock             Common Stock
                                          -----------------------    -----------------------
                                          Number of      $.01 Par    Number of      $.01 Par    Paid-in      Retained
                                           Shares         Value      Shares          Value      Capital      Earnings      Total
                                          ---------     --------    ---------      ---------    -------      --------      -----
BALANCE, December 31, 1995                  ---         $  ---      3,271,468      $ 32,715   $13,309,336    $6,613,530  $19,955,581

Issuance of 154,427 shares of common
stock under the stock option plan and
upon exercise of outstanding warrants       ---            ---        154,427         1,544       212,331        ---         213,874

Issuance of 13,634 shares of common
stock under the employee stock
purchase plan                               ---            ---         13,634           136       145,049        ---         145,186

Issuance of 608 shares of common
stock as director's fees                    ---            ---            608             6        12,002        ---          12,008

Net income                                  ---            ---          ---            ---           ---      2,842,586    2,842,586
                                          -------        -------   ----------     ----------    ----------   ----------   ----------
BALANCE, September 30, 1996                 ---          $ ---      3,440,137        $34,401   $13,678,718   $9,456,116  $23,169,235
                                          =======        =======   ==========     ==========    ==========   ==========   ==========


The accompanying notes are an integral part of these consolidated financial statements.

                          NATIONAL DENTEX CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                                     FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                                     ---------------------------------------
                                                            1995                 1996
                                                        ------------         ----------
Cash flows from operating activities
Net income                                               $2,432,429           $2,842,586
Adjustments to reconcile net
  income to net cash provided by operating
  activities, net of effects of acquisitions:
    Depreciation and amortization                           599,711             999,420
    Increase in accounts receivable                        (192,955)            (24,198)
    Increase in inventories                                (103,744)           (310,996)
    Increase in prepaid expenses                           (113,034)            (71,023)
    Increase in deferred tax asset                          (13,576)            (65,667)
    Decrease in other assets                                 33,656             168,892
    Decrease in accounts payable and
      accrued liabilities                                (1,308,806)           (796,234)
    Decrease in deferred tax liability                      (43,233)            (41,107)
                                                        -----------         -----------
    Net cash provided by operating activities             1,290,458           2,701,673
                                                        -----------         -----------

Cash flows from investing activities:
  Payment for acquisitions, net of cash acquired         (2,414,559)           (839,017)
  Payment of deferred purchase price                            ---            (978,629)
  Additions to property and equipment, net                 (451,352)           (852,597)
                                                        -----------         -----------
    Net cash used in investing activities                (2,865,911)         (2,670,243)
                                                        -----------         -----------

Cash flows from financing activities:
  Net payments of current and long-term obligations          (8,851)            (95,477)
  Proceeds from issuance of common stock                    781,104             371,067
                                                        -----------         -----------
    Net cash provided by financing activities               772,253             275,590
                                                        -----------         -----------
Net increase (decrease) in cash                            (803,200)            307,020

Cash at beginning of period                               6,027,104           4,193,394
                                                        -----------         -----------

Cash at end of period                                    $5,223,904          $4,500,414
                                                        -----------         -----------

Supplemental disclosures of cash flow information:
  Interest paid                                              $9,832             $18,741
                                                        -----------         -----------
  Income taxes paid                                      $1,422,340          $2,143,128
                                                        -----------         -----------


The accompanying notes are an integral part of these consolidated financial statements.

                          NATIONAL DENTEX CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              September 30, 1996



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

Item 2.

          Management's Discussion and Analysis of Financial Condition
                           and Results of Operations


Liquidity and Capital Resources

Working capital increased from $7,557,000 at December 31, 1995 to $9,580,000 at September 30, 1996. Cash and equivalents increased $307,000 from $4,193,000 at December 31, 1995. Operating activities provided $2,702,000 in cash flow for the nine months ended September 30,1996. Cash outflows related to dental laboratory acquisitions totaled $1,818,000 for the same period.

The Company maintains a financing agreement (the "Agreement") with State
Street Bank and Trust Company (the "Bank"). The Agreement, as amended, includes revolving lines of credit of $4,000,000 and $8,000,000. The interest rate on both revolving lines of credit is the prime rate or Libor rate plus 2%, at the Company's option. The first revolving line of credit matures on June 1, 1998 and the second revolving line of credit matures on June 1, 1997. A commitment fee of one quarter of 1% is payable on the unused amount of the first revolving line of credit. In addition, a draw down fee equal to 3/8 of 1% of each advance under the second revolving line of credit is payable at the time of such advance. At September 30, 1996, the full principal amount was available to the Company under both revolving lines of credit.

Management believes that existing working capital and financing will be sufficient to meet contemplated operating and capital requirements, including costs associated with anticipated acquisitions, if any, in the foreseeable future.

This Form 10-Q contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that could affect capital expenditures, the Company's requirements for capital and the costs associated with anticipated acquisitions include general economic conditions, the availability of laboratories for purchase by the Company, the ability of the Company to acquire and successfully operate additional dental laboratories, governmental regulation of health care, other factors affecting patient visits to the Company's clients, and other risks indicated in filings with the Securities and Exchange Commission.

Results of Operations

The following table sets forth for the periods indicated the percentage of net sales represented by certain items in the Company's Consolidated Financial
Statements:

                                                Nine Months Ended
                                      September 30,           September 30,
        Net sales                         100.0%                    100.0%
        Cost of goods sold                 55.9                      56.8
                                          -----                     -----
        Gross profit                       44.1                      43.2

        Total operating expenses           32.5                      31.7
                                          -----                     -----
        Operating income                   11.6                      11.5

        Other income                        0.4                       0.3
        Interest income                     0.7                       0.2
                                          -----                     -----
        Income before provision for
         income taxes                      12.7                      12.1

        Provision for income taxes          5.1                       4.8
                                          -----                     -----

        Net income                         7.6%                       7.3%
                                          -----                     -----


Nine Months Ended September 30, 1996 Compared with Nine Months Ended September 30, 1995

Net Sales

Net sales increased $6,971,000 or 21.7% in the nine months ended September
30, 1996 over the corresponding period of the prior year. Approximately $6,023,000 of this increase is attributable to businesses owned less than one year, with the remaining increase representing unit growth at dental laboratories owned during both the nine months ended September 30, 1996 and the comparison nine months ended September 30, 1995.

During the three month period ended September 30, 1996, net sales increased $2,258,000 or 21.1% over the corresponding period of the prior year. Approximately $1,843,000 of this increase is attributable to businesses owned less than one year, with the remaining increase representing unit growth at dental laboratories owned during both the three months ended September 30, 1996 and the comparison three months ended September 30, 1995.

Cost of Goods Sold

Cost of goods sold, which consists principally of labor and related benefits, cost of materials, and laboratory overhead, increased by $4,236,000. As a percentage of sales, cost of goods sold increased from 55.9% to 56.8%, representing a gross margin decrease of .9%. A portion of the gross margin decrease is attributable to the integration of laboratories acquired after September 30, 1995 with the Company's other laboratories.

Total Operating Expenses

Total operating expenses, which consist of (i) selling expenses, the cost of the Company's pick-up and delivery services and administrative expenses at the dental laboratory level, and (ii) costs of operation by the Company's corporate headquarters and field support services, increased by $1,959,000 or 18.8% during the nine months ended September 30, 1996 over the corresponding period in 1995.

The increase is primarily attributable to the operating and amortization expense associated with acquired dental laboratories. Operating expenses decreased as a percentage of net sales from 32.5% to 31.7% during the nine months ended September 30, 1996 over the corresponding period in 1995.


Operating Income

Operating income increased by $775,000 or 20.8% for the nine months ended September 30, 1996 over the corresponding period in 1995. The increase was the result of higher sales volume and reductions in operating expenses as a percentage of net sales, offset by a slight increase in cost of goods sold.


Interest Income

Interest income decreased by $117,000 or 56.5% in the nine months ended September 30, 1996 over the corresponding period in 1995. The decrease was due to lower interest rates for short-term liquid investments and decreased investment principal.


Provision for Income Taxes

The Company's provision for income taxes for nine months ended September
30, 1996 increased to $1,863,000 from $1,622,000 in the corresponding period in 1995. The effective tax rate decreased slighly from 40.0% to 39.6%.


Net Income

As a result of the factors discussed above, net income for the nine months ended September 30, 1996 increased by $410,000 or 16.9% over the corresponding period in 1995. Net income per share increased from $0.72 per share to $0.81 per share.

PART II.  Other Information

Item 1.   Legal Proceedings:

     No material legal proceedings are pending to which the Company is a party or of which any of its property is subject.


Item 2.   Changes in Securities:

     Not applicable.


Item 3.   Defaults upon Senior Securities:

     Not applicable.


Item 4.   Submission of Matters to a Vote of Security Holders:

     None.


Item 5.   Other Information:

     None.


Item 6.   Exhibits and Reports on form 8-K:

     a.   Exhibits:  (11) Statement Regarding Computation of Per Share Earnings
                     (27) Financial Data Schedule

     b.   Reports on Form 8-K:  None

                                  SIGNATURES


Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                   NATIONAL DENTEX CORPORATION
                                   Registrant


November 14, 1996                  By:/s/ William M. Mullahy
                                   William M. Mullahy, President
                                   Chief Executive Officer and Director
                                   (Principal Executive Officer)



November 14, 1996                  By:/s/ David L. Brown
                                   David L. Brown, Vice President - Finance
                                   Chief Financial Officer, Treasurer and
                                   Assistant Clerk
                                   (Principal Financial Officer)

                                                                     EXHIBIT 11

                          NATIONAL DENTEX CORPORATION

                      COMPUTATION OF NET INCOME PER SHARE
                                                         Three Months Ended                   Nine Months Ended
                                                   -------------------------------     ------------------------------
                                                   September 30,     September 30,     September 30,      September 30,
                                                       1995              1996              1995               1996
                                                   -------------     -------------     -------------      -------------
Computation of Primary Net Income per Share:

Net Income applicable to common stock                $772,782          $836,052         $2,432,429         $2,842,586
                                                   -----------       -----------       -----------        -----------
Shares:
 Weighted average common shares outstanding         3,206,978         3,439,904          3,144,870          3,405,721

 Add:  Shares issuable from assumed exercise
    of options and warrants (as determined by the     226,848            70,560            241,074            104,561
    application of the treasury stock method)
                                                   -----------       -----------       -----------        -----------

 Weighted average common shares outstanding as      3,433,826         3,510,464          3,385,944          3,510,282
 adjusted
                                                   -----------       -----------       -----------        -----------

 Primary net income per share                              $0.23             $0.24              $0.72              $0.81
                                                   =============     =============     ==============     ==============


                                                         Three Months Ended                   Nine Months Ended
                                                   -------------------------------     ------------------------------
                                                   September 30,     September 30,     September 30,      September 30,
                                                       1995              1996              1995               1996
                                                   -------------     -------------     -------------      -------------

Computation of Fully Diluted Net Income per Share:

Net Income per primary computation above             $772,782          $836,052         $2,432,429         $2,842,586

Shares:
 Weighted average common shares outstanding         3,206,978         3,439,904          3,144,870          3,405,721

 Add:  Shares issuable from assumed exercise
    of options and warrants (as determined by the
    application of the treasury stock method)         248,376            70,560            290,852            104,561

 Weighted average common shares outstanding as
 adjusted                                           3,455,354         3,510,464          3,435,722          3,510,282
                                                  -----------        -----------       -----------        -----------

 Fully diluted net income per share                        $0.22             $0.24              $0.71              $0.81
                                                  ==============     =============     ==============     ==============

