Form 10-K405
period 1996-12-31
NATIONAL DENTEX CORP /MA/
filed 1997-03-11
CIK 913616

================================================================================
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-K
(MARK ONE)
     [X]
                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                       OR

     [ ]
               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

             FOR THE TRANSITION PERIOD FROM           TO

                         COMMISSION FILE NUMBER 0-23092

                          NATIONAL DENTEX CORPORATION
             (Exact name of registrant as specified in its charter)

                MASSACHUSETTS                                    04-2762050
       (State or Other Jurisdiction of              (I.R.S. Employer Identification No.)
       Incorporation or Organization)
      111 SPEEN STREET, FRAMINGHAM, MA                              01701
  (Address of Principal Executive Offices)                       (Zip Code)

                                 (508) 820-4800
               (Registrant's Telephone No., including Area Code)

        Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $.01 per share
                                (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                          Yes   X            No ______

     Indicated by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of February 18, 1997, the aggregate market value of the 3,129,431 outstanding shares of voting stock held by non-affiliates of the registrant was $55,156,221.

     As of February 18, 1997, 3,441,321 shares of the registrant's Common Stock, par value $.01 per share, were issued and outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     The Registrant's definitive Proxy Statement for the Registrant's Special Meeting in Lieu of Annual Meeting of Stockholders to be held on April 8, 1997 is incorporated by reference into Part III.
================================================================================

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     National Dentex Corporation (the "Company") was founded in 1982 as H&M Laboratories Services, Inc., a Massachusetts corporation, which acquired six full-service dental laboratories and related branch laboratories from Healthco, Inc. In 1983, the Company changed its name to National Dentex Corporation and acquired 20 additional full-service dental laboratories and related branch laboratories from Lifemark Corporation. The Company today owns and operates 31 dental laboratories, consisting of 26 full-service dental laboratories and five branch laboratories located in 21 states throughout the United States. The Company's dental laboratories custom design and fabricate dentures, crowns and fixed bridges, and other dental prosthetic appliances. Each dental laboratory operates under its own business name. The Company's principal executive offices are located at 111 Speen Street, Framingham, MA 01701, telephone number (508) 820-4800.

INFORMATION AS TO INDUSTRY SEGMENTS

     The Company's business consists of only one industry segment, which is the design, fabrication, marketing and sale of custom dental prosthetic appliances for and to dentists.

DESCRIPTION OF BUSINESS

     The Company's dental laboratories design and fabricate custom dental prosthetic appliances such as dentures, crowns and bridges. These products are produced by trained technicians working primarily in dental laboratories in accordance with work orders and cases (consisting of impressions, models and occlusal registrations of a patient's teeth) provided by the dentist. Dentists are the direct purchasers of the Company's products.

     The Company's products are grouped into the following three main categories:

     Restorative Products. Restorative products sold by the Company's dental laboratories consist primarily of crowns and bridges. A crown replaces the part of a tooth which is visible, and is usually made of gold or porcelain. A bridge is a restoration of one or more missing teeth which is permanently attached to the natural teeth or roots. In addition to the traditional crown, the Company also makes porcelain jackets, which are crowns constructed entirely of porcelain; onlays, which are partial crowns which do not cover all of the visible tooth; and precision crowns, which are restorations designed to receive and connect a removable partial denture. The Company also makes inlays, which are restorations made to fit a prepared tooth cavity and then cemented into place.

     Reconstructive Products. Reconstructive products sold by the Company's dental laboratories consist primarily of partial dentures and full dentures. Partial dentures are removable dental prostheses which replace missing teeth and associated structures. Full dentures are dental prostheses which substitute for the total loss of teeth and associated structures. The Company also sells precision attachments, which connect a crown and an artificial prosthesis, and implants, which are fixtures anchored securely in the bone of the mouth to which a crown, partial or full denture is secured by means of screws or clips.

     Cosmetic Products. Cosmetic products sold by the Company's dental laboratories consist primarily of porcelain veneers and ceramic crowns. Porcelain veneers are thin coverings of porcelain cemented to the front of a tooth to enhance personal appearance. Ceramic crowns are crowns made from ceramic materials which most closely replicate natural teeth. The Company also sells composite inlays and onlays, which replace silver fillings for a more natural appearance, and orthodontic appliances, which are products fabricated to move existing teeth to enhance function and appearance.

LABORATORY AND CORPORATE OPERATIONS

     The Company's full-service dental laboratories design and fabricate a full range of custom-made dental prosthetic appliances. These custom products are manufactured from raw materials, such as high noble, noble and predominantly base alloys, dental resins, composites and porcelain. There are different production processes for the various types of prosthetic appliances depending upon the product and the materials used in the type of appliance being fabricated, each of which requires different skills and levels of training. The Company's dental laboratories perform numerous quality control checks throughout the production cycle to improve the quality of its products and to make certain the design and appearance satisfy the needs of the dentist and the patient. The Company's branch dental laboratories are smaller in size and offer a limited number of products. When a branch receives an order that it cannot fill, the branch refers the business to its affiliated full-service dental laboratory.

     The Company operates each of its dental laboratories as a stand-alone facility under the direction of a local manager responsible for operation of the dental laboratory, supervision of its technical and sales staff and delivery of quality products and services. Each of the Company's dental laboratories markets and sells its products through its own direct sales force, supported by regional sales managers and Company-wide marketing programs. Employees at each dental laboratory have a direct stake in the financial success of the dental laboratory through participation in the Company's cash and stock incentive plans.

     The Company's corporate management provides overall strategy, direction and financial management for the Company and negotiates all acquisitions. Corporate personnel also support the operations of its dental laboratories by performing functions which are not directly related to the production and sale of dental laboratory products, such as processing payroll and related benefit programs, obtaining insurance and procuring financing. The Company's corporate management provides marketing, financial and administrative services, negotiates Company-wide purchasing arrangements, and sets quality and performance standards for the dental laboratories.

SALES AND MARKETING

     Each of the Company's local dental laboratories markets and sells its products through its own direct sales force. The sales force interacts with dentists within its market area, primarily through visits to dentists' offices, to introduce the dental laboratory's services and products offered, and to promote new products and techniques that can assist dentists in expanding their practices. During 1996, the Company launched its customer-focused marketing and sales program "Knowledge Based Relationships".(TM) The Company believes that this unique approach toward assisting the dentist and his or her staff to improve chairtime efficiencies will enhance its ability to expand its base of business by establishing lasting professional relationships with its customers. The Company presently has a total of 25 sales representatives and three regional sales managers. In addition, the dental laboratories, either alone or with local dental societies, dental schools or study clubs, sponsor technical training clinics for dentists on topics such as advanced clinical techniques. The local dental laboratories also exhibit at state and local dental conventions.

COMPETITION

     The dental laboratory industry is highly competitive and fragmented. A typical dental laboratory's business originates from dentists located within 50 miles of the dental laboratory. There are approximately 12,000 dental laboratories in the United States, ranging in size from one to approximately 200 technicians. The Company estimates that presently its sales represent less than 3% of the total sales of custom-made dental prosthetic appliances in the United States. Competition is primarily from other dental laboratories in the respective local market areas. The vast majority of dental laboratories consist of single units, although the Company believes there is one national chain, Dental Services Group - Sentage Corporation, which competes with the Company in two market areas. There is also limited competition from mail order dental laboratories.

     Most dentists use a limited number of dental laboratories, relying on those laboratories which produce quality products delivered on a timely basis and which carry all of the products which the dentist may need, even if a particular item is a newer specialty product used only sporadically by the dentist. While price is one of the competitive factors in the dental laboratory industry, the Company believes that most dentists consider product quality and service to be more important. The Company believes that it competes favorably with respect to these factors. The Company considers that its ability to produce quality products locally and to deliver such products on a timely basis, the breadth of its product line, the use of innovative marketing programs, and its sponsorship of educational clinics provide a competitive advantage over other dental laboratories in the local markets in which its dental laboratories operate. The Company's ability to provide newer specialty products for implantology, adult orthodontics and cosmetic dentistry, which require highly skilled technicians, more extensive inventories, additional working capital, and investment in both training and capital equipment, also distinguishes it from many smaller dental laboratories which do not have comparable resources to provide these products. While such specialty products presently represent less than 20% of the Company's business, the Company believes that the ability to offer these products is essential for dental laboratories to remain competitive.

EMPLOYEES

     As of December 31, 1996, the Company had 1,083 employees, 1,056 of whom worked at individual laboratories. Corporate management and administrative staff totaled 27 people. None of the Company's employees is covered by a collective bargaining agreement. Management considers the Company's employee relations to be good.

INTELLECTUAL PROPERTY

     The Company's general technological know-how and experience are important to the conduct of the Company's business. The Company has several trademarks and licenses to use trademarks, but does not deem any of such trademarks or licenses to be material to the conduct of its business. Each of its dental laboratories operates under its own trade name, and the Company considers these trade names to be important to the goodwill of its dental laboratories.

ITEM 2.  PROPERTIES

     The Company currently leases a total of approximately 127,000 square feet of space. As of December 31, 1996, the aggregate minimum annual rent payable for all of its leased real properties was approximately $865,000. The Company considers these properties to be modern, well maintained and suitable for its purposes and believes that its current facilities are adequate to meet its needs for the foreseeable future. The Company also believes that suitable substitute or replacement space is readily available. The Company's principal executive and administrative offices occupy approximately 9,300 square feet of space in Framingham, Massachusetts. Its 25 leased dental laboratories range in size from 1,000 to 21,000 square feet and average $35,750 in annual base rent.

     The Company owns seven dental laboratory facilities, which are located in Denver, Colorado; Metairie, Louisiana; Arlington, Texas; Dallas, Texas; Houston, Texas; Jacksonville, Florida; and Waukesha, Wisconsin. These locations total approximately 74,500 square feet and range in building size from 4,000 to 20,000 square feet.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is involved from time to time in litigation incidental to its business. Management believes that the outcome of current litigation will not have a material adverse effect upon the operations or financial condition of the Company and will not disrupt the normal operations of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock, $.01 par value, is traded on the over-the-counter market, on the NASDAQ National Market System, under the symbol "NADX". The following table presents low and high bid information for the time periods specified. The over-the-counter market quotations reflect inter-dealer prices, without retail markup, markdown or commission and may not necessarily represent actual transactions. The over-the-counter market quotations have been furnished by the NASDAQ Stock Market, Inc. Trading in the Company's Common Stock commenced on December 21, 1993.

                                                                            PRICE
                                                                     --------------------
                              QUARTER ENDING                         LOW BID     HIGH BID
        -----------------------------------------------------------  -------     --------
          03/31/95.................................................  $ 9.25       $12.75
          06/30/95.................................................  $11.50       $14.50
          09/30/95.................................................  $12.25       $17.75
          12/31/95.................................................  $17.50       $25.00
          03/31/96.................................................  $19.25       $25.25
          06/30/96.................................................  $19.75       $24.50
          09/30/96.................................................  $18.75       $24.50
          12/31/96.................................................  $16.50       $20.25

     The Company has paid no cash dividends in the past and has no plans to pay cash dividends in the foreseeable future.

     As of February 18, 1997, there were approximately 320 registered record holders of the Company's Common Stock, which the Company believes represented approximately 1,800 beneficial holders. As of February 18, 1997, the low and high bid prices of the Common Stock were $17.00 and $18.25, respectively.

ITEM 6.  SELECTED FINANCIAL DATA

     The following selected financial data for the five years ended December 31, 1996 are derived from the audited consolidated financial statements of the Company. The data should be read in conjunction with the financial statements and the related notes included in this Report and in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                            1992        1993        1994        1995        1996
                                           -------     -------     -------     -------     -------
                                                    (IN THOUSANDS EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENTS OF INCOME:
     Net sales...........................  $30,696     $33,624     $37,788     $44,283     $51,971
     Cost of goods sold..................   18,212      19,371      21,334      24,853      29,627
                                           -------     -------     -------     -------     -------
     Gross profit........................   12,484      14,253      16,454      19,430      22,344
     Total operating expenses............   10,749      11,443      12,729      14,440      16,462
                                           -------     -------     -------     -------     -------
     Operating income....................    1,735       2,810       3,725       4,990       5,882
     Other income........................      121         116         136         187         141
     Interest expense (income)...........      442         323        (144)       (234)       (131)
                                           -------     -------     -------     -------     -------
     Income before provision for income
       taxes.............................    1,414       2,603       4,005       5,411       6,154
     Provision for income taxes..........      111         756       1,602       2,167       2,449
                                           -------     -------     -------     -------     -------
     Net income..........................  $ 1,303     $ 1,847     $ 2,403     $ 3,244     $ 3,705
                                           =======     =======     =======     =======     =======
     Net income per share................  $  0.58     $  0.78     $  0.72     $  0.95     $  1.06
                                           =======     =======     =======     =======     =======
     Weighted average shares
       outstanding.......................    2,256       2,378       3,322       3,427       3,509
CONSOLIDATED BALANCE SHEET DATA:
     Working capital.....................  $ 2,254     $ 8,312     $ 8,742     $ 7,557     $ 9,859
     Total assets........................   11,605      17,304      21,405      28,202      30,234
     Long-term obligations, including
       current portion...................    4,054          49          39         298         204
     Stockholders' equity................  $ 4,515     $13,576     $16,030     $19,956     $24,036

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     The Company's working capital increased from $7,557,000 at December 31, 1995 to $9,859,000 at December 31, 1996. Cash and equivalents increased $766,000 from $4,193,000 at December 31, 1995 to $4,959,000 at December 31, 1996.
Operating activities provided $3,896,000 in cash flow for the year ended December 31,1996. Inventories increased $385,000 from December 31, 1995. The increase in inventory was attributable to increases in the cost of certain purchased materials, increased sales and the acquisition of dental laboratories.

     Cash outflows related to dental laboratory acquisitions totaled $2,447,000 for the year ended December 31, 1996. Capital expenditures for the same period were $965,000. The Company expects that increases in capital expenditures, if any, will be proportionate with increasing revenues.

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

     A commitment fee of one quarter of 1% is payable on the unused amount of the first revolving line of credit. In addition, a draw down fee equal to 3/8 of 1% of each advance under the second revolving line of credit is payable at the time of such advance. At December 31, 1996, the full principal amount was available to the Company under both revolving lines of credit. These facilities are secured by all of the assets, leases and contracts of the Company. The Agreement requires compliance with certain covenants, including the maintenance of net worth and other financial ratios. As of December 31, 1996, the Company was in compliance with these covenants.

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

RESULTS OF OPERATIONS

     The following table sets forth for the periods indicated the percentage of net sales represented by certain items in the Company's Consolidated Financial
Statements:

                                                                  YEARS ENDED DECEMBER 31,
                                                                  -------------------------
                                                                  1994      1995      1996
                                                                  -----     -----     -----
     Net sales..................................................  100.0%    100.0%    100.0%
     Cost of goods sold.........................................   56.5      56.1      57.0
                                                                  -----     -----     -----
     Gross profit...............................................   43.5      43.9      43.0
     Total operating expenses...................................   33.7      32.6      31.7
                                                                  -----     -----     -----
     Operating income...........................................    9.8      11.3      11.3
     Other income...............................................    0.4       0.4       0.3
     Interest income............................................    0.4       0.5       0.2
                                                                  -----     -----     -----
     Income before provision for income taxes...................   10.6      12.2      11.8
     Provision for income taxes.................................    4.2       4.9       4.7
                                                                  -----     -----     -----
     Net income.................................................    6.4%      7.3%      7.1%
                                                                  =====     =====     =====

YEAR ENDED DECEMBER 31, 1996 COMPARED WITH YEAR ENDED DECEMBER 31, 1995

  Net Sales

     Net sales increased $7,688,000 or 17.4% for the year ended December 31, 1996 over the year ended December 31, 1995. Approximately $6,515,000 of this increase is attributable to sales by acquired laboratories, with the remaining increase representing unit growth at dental laboratories operating throughout the year ended December 31, 1996 and the comparison year ended December 31, 1995.

  Cost of Goods Sold

     Cost of goods sold, which consists principally of labor and related benefits, cost of materials, and laboratory overhead, increased by $4,774,000, or 19.2%. As a percentage of sales, cost of goods sold increased from 56.1% to 57.0%, representing a gross margin decrease of 0.9%. A portion of the gross margin decrease is attributable to the integration of laboratories acquired in the year ended December 31, 1995 with the Company's other laboratories.

  Total Operating Expenses

     Total operating expenses, which consist of (i) selling expenses, the cost of the Company's pick-up and delivery services and administrative expenses at the dental laboratory level, and (ii) costs of operation by the Company's corporate headquarters and field support services, increased by $2,022,000 or 14.0% during the year ended December 31, 1996 over 1995.

     This increase is primarily attributable to the operating and amortization expense associated with acquired dental laboratories. During this same period operating expenses decreased as a percentage of net sales from 32.6% in 1995 to 31.7% in 1996.

  Operating Income

     Operating income increased by $892,000 or 17.8% for the year ended December 31, 1996 over 1995. The increase was the result of higher sales volume. Operating income was 11.3% of sales for the years ended December 31, 1995 and 1996.

  Interest Income

     Interest income decreased by $103,000 or 43.9% in the year ended December 31, 1996 from 1995. The decrease was due to lower interest rates for short-term liquid investments and decreased investment principal.

  Provision for Income Taxes

     The Company's provision for income taxes for the year ended December 31, 1996 increased to $2,449,000 from $2,167,000 in 1995. The effective tax rate decreased slightly from 40.0% to 39.8%.

  Net Income

     As a result of the factors discussed above, net income for the year ended December 31, 1996 increased by $461,000 or 14.2% over 1995. Net income per share increased from $0.95 per share to $1.06 per share.

YEAR ENDED DECEMBER 31, 1995 COMPARED WITH YEAR ENDED DECEMBER 31, 1994

  Net Sales

     For the year ended December 31, 1995, net sales increased $6,495,000 or 17.2% over the prior year. Of this increase approximately $2,925,000 or 7.7% came from same laboratory sales, while approximately $3,570,000 came from acquisitions.

  Cost of Goods Sold

     The Company's cost of goods sold increased by $3,519,000 or 16.5% in the fiscal year ended December 31, 1995 over the prior fiscal year, attributable primarily to increased unit sales. The Company continued its emphasis on training of technical personnel at individual dental laboratories and cross training programs, which led to a reduction of the cost of goods sold as a percentage of sales from 56.5% in fiscal 1994 to 56.1% in fiscal 1995.

  Total Operating Expenses

     Operating expenses, which consist of selling, delivery and administrative expenses both at the laboratory and corporate levels, increased by $1,710,000 or 13.4% in the year ended December 31, 1995 over 1994. During this same period operating expenses decreased as a percentage of net sales from 33.7% in 1994 to 32.6% in 1995.

     A component of the increase in operating expenses was related to incentive compensation expense. Incentive compensation increased by $329,000 for the laboratory incentive plan and increased by $89,000 for the executive and management incentive plan. These incentive plans are based on the operating income of the individual dental laboratories and total corporate earnings, respectively.

  Operating Income

     Due to the increase in net sales and improved productivity, which reduced both the cost of goods sold and operating expenses as a percent of net sales, operating income increased $1,265,000 or 34.0% in fiscal year 1995 over fiscal year 1994.

  Interest Income

     Following its initial public offering in December 1993, the Company repaid its full bank debt and mortgage loans, thereby eliminating substantially all of its interest expense. This cash, net of acquisitions, and cash generated from operations was invested and produced net interest income of $234,000 during 1995.

  Provision for Income Taxes

     The provision for income taxes increased to $2,167,000 in 1995 from $1,602,000 in 1994. This $565,000 increase was the result of increased income. The 40% effective tax rate for fiscal year 1995 remained consistent with the 40% effective tax rate for fiscal year 1994.

  Net Income

     As a result of all the factors discussed above, net income increased to $3,244,000 or $.95 per share in 1995 from $2,403,000 or $.72 per share in 1994.

GENERAL

     This Form 10-K contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that could adversely affect the Company's capital expenditures, requirements for capital and the costs associated with anticipated acquisitions include general economic conditions, the availability of laboratories for purchase by the Company, the ability of the Company to acquire and successfully operate additional laboratories, governmental regulation of health care, other factors affecting patient visits to the Company's clients, and other risks indicated in the Company's filings with the Securities and Exchange Commission.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

QUARTERLY RESULTS

     The following table sets forth certain selected financial information for the Company for its eight most recent fiscal quarters. In the opinion of the Company, this unaudited information has been prepared on the same basis as the audited financial information and includes all adjustments (consisting of only normal, recurring adjustments) necessary to present this information fairly when reviewed in conjunction with the Company's Consolidated Financial Statements and notes thereto contained herein.

                                                            THREE MONTHS ENDED
                     ------------------------------------------------------------------------------------------------
                     MARCH 31,    JUNE 30,    SEPT. 30,    DEC. 31,    MARCH 31,    JUNE 30,    SEPT. 30,    DEC. 31,
                       1995         1995        1995         1995        1996         1996        1996         1996
                     ---------    --------    ---------    --------    ---------    --------    ---------    --------
                                               (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
Net sales...........  $10,285     $ 11,057     $ 10,729    $ 12,212     $12,349     $ 13,705     $ 12,987    $ 12,930
Gross profit........  $ 4,468     $  5,104     $  4,573    $  5,285     $ 5,324        6,130        5,426       5,464
Gross margin........     43.4%        46.2%        42.6%       43.3%       43.1%        44.7%        41.8%       42.3%
Operating income....  $ 1,066     $  1,458     $  1,203    $  1,264     $ 1,300     $  1,900     $  1,302    $  1,380
Operating margin....     10.4%        13.2%        11.2%       10.3%       10.5%        13.9%        10.0%       10.7%
Net income..........  $   707     $    953     $    773    $    811     $   827     $  1,180     $    836    $    862
Net income per
  share.............  $  0.21     $   0.28     $   0.23    $   0.23     $  0.24     $   0.34     $   0.24    $   0.25

     The Company's results of operations have historically fluctuated on a quarterly basis and are expected to be subject to quarterly fluctuations in the future. As a result, the Company believes that the results of operations for the interim periods are not necessarily indicative of the results to be expected for any future period or for a full year. Quarterly results are subject to fluctuations resulting from a number of factors, including the number of working days in the quarter for both dentists and Company employees, the number of paid vacation days and holidays in the period and general economic conditions. Historically, the second quarter has generated the highest quarterly net sales for the year and has been the most profitable for the Company due to the greater number of working days in the quarter and more patients scheduling visits with their dentists before departing for summer vacation.

LOCATION OF FINANCIAL STATEMENTS

     The financial statements furnished in connection with this Report are attached immediately following the Signatures.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     (a) Directors.  The information with respect to directors required by this item is incorporated herein by reference from the Company's Proxy Statement for the special meeting in lieu of the annual shareholders meeting to be held on April 8, 1997 (the "1997 Proxy Statement").

     (b) Executive Officers. The information with respect to executive officers required by this item is incorporated herein by reference from the 1997 Proxy Statement.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this item is incorporated herein by reference from the 1997 Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is incorporated herein by reference from the 1997 Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is incorporated herein by reference from the 1997 Proxy Statement.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a), (d) Financial Statements and Schedules.

     (1) The financial statements set forth in the list below are filed as part of this Report.

     (2) The financial statement schedules set forth in the list below are filed as part of this Report.

     (3) Exhibits filed herewith or incorporated herein by reference are set forth in Item 14(c) below.

         List of Financial Statements and Schedules Referenced in this Item 14

     The historical consolidated financial statements of National Dentex Corporation included herein are as listed below:

                                                                                    PAGE
                                                                                    ----
     Report of Independent Public Accountants.....................................  F-2
     Consolidated Balance Sheets as of December 31, 1995 and 1996.................  F-3
     Consolidated Statements of Income for the three years ended December 31,
       1996.......................................................................  F-4
     Consolidated Statements of Stockholders' Equity for the three years ended
       December 31, 1996..........................................................  F-5
     Consolidated Statements of Cash Flows for the three years ended December 31,
       1996.......................................................................  F-6
     Notes to Consolidated Financial Statements...................................  F-7

     Certain Financial Schedules included herewith:

     Schedule II: Valuation and Qualifying Accounts

     All other schedules are omitted because they are not applicable or not required, or because the required information is shown either in the financial statements or in the notes thereto.

     (b) Reports on Form 8-K.

     During the Company's fiscal quarter ended December 31, 1996, the Company was not required to file, and did not file, any Current Report on Form 8-K.

     (c) Exhibits.

     (i) The following exhibits, required by Item 601 of Regulation S-K, are filed herewith:

EXHIBIT NO.                                         TITLE
-----------   ----------------------------------------------------------------------------------
   11         Computation of Net Income Per Share
   23         Consent of Arthur Andersen LLP
   27         Financial Data Schedule

     (ii) The following exhibits were filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1995 and are herein incorporated by reference:

EXHIBIT NO.                                         TITLE
------------  ----------------------------------------------------------------------------------
  *10a        1992 Long Term Incentive Plan, as amended.
  *10b        Employment Agreement between the Company and Richard F. Becker, Jr., dated April
              1, 1995.
  *10c        Change of Control Severance Agreement between the Company and Richard F. Becker,
              Jr., dated April 1, 1995.
  *10d        Employment Agreement between the Company and David L. Brown, dated April 1, 1995.
  *10e        Change of Control Severance Agreement between the Company and David L. Brown dated
              April 1, 1995.
  *10f        Employment Agreement between the Company and William M. Mullahy, dated April 1,
              1995.
  *10g        Change of Control Severance Agreement between the Company and William M. Mullahy, dated April 1, 1995.

     (iii) The following exhibits were filed as part of the Company's Form S-1 Registration Statement (File No. 33-70440) declared effective by the Securities and Exchange Commission on December 21, 1993 and are herein incorporated by reference:

EXHIBIT NO.                                         TITLE
-----------   ----------------------------------------------------------------------------------
     2a       Purchase and Sale Agreement, dated June 25, 1982, between Healthco, Inc. and H & M
              Laboratory Services, Inc. (now known as National Dentex Corporation).
     2b       Stock Purchase Agreement, dated as of December 31, 1982, between the Company and
              Lifemark Corporation.

EXHIBIT NO.                                         TITLE
-----------   ----------------------------------------------------------------------------------
    2c        Agreement and Plan of Merger, dated as of February 28, 1992, and Closing
              Agreement, dated as of February 28, 1992, among the Company, Dodd Dental
              Laboratories, Inc., James F. Dodd, III, Robert M. Dodd, Stephen K. Dodd and Amy
              Ann Dodd.
    3a        Restated Articles of Organization of the Company, filed with Massachusetts
              Secretary of State on October 14, 1993.
    3b        By-Laws of the Company, as amended on December 31, 1982 and May 26, 1992.
    4a        Registration Agreement, dated as of February 14, 1983, among the Company, National
              City Capital Corporation ("NCC"), National City Venture Corporation ("NCV") and
              Rust Capital, Ltd. ("Rust"), as amended on April 11, 1983, September 30, 1985, and
              February 27, 1992.
    4b        Inter-Investor Agreement, dated as of April 11, 1983, among Rust, NCC, NCV, and
              InterFirst Venture Corporation ("InterFirst").
    4c        Amended and Restated Executive Agreement, made as of September 30, 1985 by and among the Company, Mullahy, Rust, NCC, NCV, and InterFirst, as amended on October
              8, 1993.
    4d        Amended and restated Executive Agreement, made as of September 30, 1985 by and among the Company, Harkins, Rust, NCC, NCV, and InterFirst, terminated on October
              8, 1993.
    4e        Exchange Agreement, dated as of September 30, 1985, among the Company, Mullahy,
              Harkins, Rust, NCC, NCV, and InterFirst, as amended on October 8, 1993.
    4f        Exchange Agreement, dated as of September 30, between the Company and American
              Medical International, Inc. ("AMI").
    4g        Restated Letter Agreement, dated February 22, 1993, between the Company and State
              Street Bank and Trust Company (the "Bank").
    4p        Proposed Form of Common Stock Purchase Warrant to Advest, Inc.
  *10a        Salary Continuation Agreement, dated April 1, 1985, between the Company and
              Mullahy.
  *10b        Salary Continuation Agreement, dated April 1, 1985, between the Company and Merz.
  *10c        National Dentex Corporation Laboratory Incentive Compensation Plan.
  *10d        National Dentex Corporation Corporate Executives Incentive Compensation Plan.
  *10e        National Dentex Corporation Group Managers Incentive Compensation Plan.
  *10g        National Dentex Corporation Dollars Plus Plan, as amended on January 3, 1986.
  *10h        National Dentex Corporation Employees' Stock Purchase Plan.
  *10j        Nonqualified Stock Option Agreement, dated April 24, 1991, between the Company and
              Mullahy, as amended on October 14, 1993.

---------------

* These exhibits relate to a management contract or to a compensatory plan or arrangement.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                          NATIONAL DENTEX CORPORATION

                                                  /S/ WILLIAM M. MULLAHY
                                          By:...................................
                                              WILLIAM M. MULLAHY, PRESIDENT

March 7, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                SIGNATURE                               TITLE(S)                      DATE
------------------------------------------  ---------------------------------    --------------

          /S/ WILLIAM M. MULLAHY            President, Chief Executive            March 7, 1997
 ........................................     Officer and Director (Principal
            WILLIAM M. MULLAHY                Executive Officer)

           /S/ DAVID V. HARKINS             Chairman of the Board of              March 7, 1997
 ........................................     Directors and Director
             DAVID V. HARKINS

            /S/ JACK R. CROSBY              Director                              March 7, 1997
 ........................................
              JACK R. CROSBY

          /S/ WILLIAM H. MCCLURG            Director                              March 7, 1997
 ........................................
            WILLIAM H. MCCLURG

            /S/ DAVID L. BROWN              Vice President, Treasurer & Chief     March 7, 1997
 ........................................     Financial Officer, and
              DAVID L. BROWN                  Assistant Clerk (Principal
                                              Financial Officer)

        /S/ RICHARD F. BECKER, JR.          Vice President, Finance and           March 7, 1997
 ........................................     Assistant Treasurer (Principal
          RICHARD F. BECKER, JR.              Accounting Officer)

                          NATIONAL DENTEX CORPORATION

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

                                                                                     PAGE
                                                                                 ------------
Financial Statements:
The historical consolidated financial statements of National Dentex Corporation included herein are as listed below.
     Report of Independent Public Accountants..................................      F-2
     Consolidated Balance Sheets as of December 31, 1995 and 1996..............      F-3
     Consolidated Statements of Income for the three years ended December 31,
      1996.....................................................................      F-4
     Consolidated Statements of Stockholders' Equity for the three years ended
      December 31, 1996........................................................      F-5
     Consolidated Statements of Cash Flows for the three years ended December
      31, 1996.................................................................      F-6
     Notes to Consolidated Financial Statements................................      F-7
Schedules:
     Valuation and Qualifying Accounts.........................................  Schedule II

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To National Dentex Corporation:

     We have audited the accompanying consolidated balance sheets of National Dentex Corporation (a Massachusetts corporation) as of December 31, 1995 and 1996, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of National Dentex Corporation as of December 31, 1995 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

     Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedule in the index to consolidated financial statements is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a required part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                          /s/ ARTHUR ANDERSEN LLP
                                          Arthur Andersen LLP
Boston, Massachusetts
February 6, 1997

                          NATIONAL DENTEX CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                                                          DECEMBER 31,       DECEMBER 31,
                                                                              1995               1996
                                                                          ------------       ------------
                                                 ASSETS
CURRENT ASSETS:
    Cash and equivalents................................................  $ 4,193,394        $ 4,959,038
    Accounts receivable:
         Trade, less allowance of $180,000 in 1995 and $204,000 in
           1996.........................................................    6,024,953          6,149,448
         Other..........................................................      176,099            198,481
    Inventories.........................................................    2,519,143          2,929,898
    Prepaid expenses....................................................      664,812            668,606
    Deferred tax asset..................................................      447,275            402,703
                                                                          -----------        -----------
             Total current assets.......................................   14,025,676         15,308,174
                                                                          -----------        -----------
PROPERTY AND EQUIPMENT:
    Land and buildings..................................................    3,773,720          3,773,720
    Leasehold and building improvements.................................    2,270,753          2,380,010
    Laboratory equipment................................................    5,360,351          5,734,432
    Furniture and fixtures..............................................    1,264,513          1,592,657
    Capital leases......................................................      342,819            342,819
                                                                          -----------        -----------
                                                                           13,012,156         13,823,638
    Less -- Accumulated depreciation and amortization...................    6,891,909          7,352,321
                                                                          -----------        -----------
            Net property and equipment..................................    6,120,247          6,471,317
                                                                          -----------        -----------
OTHER ASSETS, net:
    Goodwill............................................................    5,035,911          5,346,757
    Other...............................................................    3,019,950          3,107,873
                                                                          -----------        -----------
                                                                            8,055,861          8,454,630
                                                                          -----------        -----------
                                                                          $28,201,784        $30,234,121
                                                                          ===========        ===========
                                  LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Current portion of long-term obligations............................  $   110,119        $   204,213
    Accounts payable....................................................    1,363,142            973,080
    Accrued liabilities:
         Payroll and employee benefits..................................    2,558,845          2,604,909
         Deferred purchase price........................................    1,728,565          1,244,629
         Other..........................................................      707,847            422,693
                                                                          -----------        -----------
             Total current liabilities..................................    6,468,518          5,449,524
                                                                          -----------        -----------
LONG TERM LIABILITIES:
    Deferred tax liability..............................................      452,195            304,819
    Long-term obligations, less current portion.........................      188,343                 --
    Deferred purchase price.............................................    1,137,147            443,300
                                                                          -----------        -----------
             Total long-term liabilities................................    1,777,685            748,119
                                                                          -----------        -----------
COMMITMENTS AND CONTINGENCIES (Note 7) STOCKHOLDERS' EQUITY:
    Preferred stock, $.01 par value, Authorized -- 500,000 shares None
      issued and outstanding............................................           --                 --
    Common stock, $.01 par value, Authorized -- 8,000,000 shares Issued and outstanding -- 3,271,468 shares at December 31, 1995, and
      3,440,738 shares at December 31, 1996.............................       32,715             34,407
    Paid-in capital.....................................................   13,309,336         13,683,615
    Retained earnings...................................................    6,613,530         10,318,456
                                                                          -----------        -----------
             Total stockholders' equity.................................   19,955,581         24,036,478
                                                                          -----------        -----------
                                                                          $28,201,784        $30,234,121
                                                                          ===========        ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                          NATIONAL DENTEX CORPORATION

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                        YEARS ENDED
                                                        --------------------------------------------
                                                        DECEMBER 31,    DECEMBER 31,    DECEMBER 31,
                                                            1994            1995            1996
                                                        ------------    ------------    ------------
Net sales.............................................  $ 37,788,355    $ 44,283,064    $ 51,971,105
Cost of goods sold....................................    21,333,861      24,853,120      29,627,013
                                                        ------------    ------------    ------------
     Gross profit.....................................    16,454,494      19,429,944      22,344,092
Total operating expenses..............................    12,729,392      14,439,562      16,462,045
                                                        ------------    ------------    ------------
     Operating income.................................     3,725,102       4,990,382       5,882,047
Other income..........................................       135,337         186,128         141,000
Interest income.......................................       144,065         234,049         131,316
                                                        ------------    ------------    ------------
     Income before provision for income taxes.........     4,004,504       5,410,559       6,154,363
Provision for income taxes............................     1,601,802       2,166,751       2,449,437
                                                        ------------    ------------    ------------
     Net income.......................................  $  2,402,702    $  3,243,808    $  3,704,926
                                                        ============    ============    ============
Net income per share..................................  $        .72    $        .95    $       1.06
                                                        ============    ============    ============
Weighted average shares outstanding...................     3,321,542       3,427,209       3,509,231
                                                        ============    ============    ============

  The accompanying notes are an integral part of these consolidated financial statements.

                          NATIONAL DENTEX CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                          PREFERRED STOCK          COMMON STOCK
                        --------------------   --------------------
                        NUMBER OF   $.01 PAR   NUMBER OF   $.01 PAR     PAID-IN      RETAINED
                         SHARES      VALUE      SHARES      VALUE       CAPITAL      EARNINGS        TOTAL
                        ---------   --------   ---------   --------   -----------   -----------   -----------
BALANCE, December 31,
  1993.................     --        $ --     2,998,174   $ 29,982   $12,578,750   $   967,020   $13,575,752
Issuance of 89,152
  shares of common
  stock under the stock
  option plan and upon
  exercise of
  outstanding
  warrants.............     --          --        89,152        892        38,394            --        39,286
Issuance of 1,548
  shares of common
  stock as director's
  fees.................     --          --         1,548         15        11,981            --        11,996
Net income.............     --          --            --         --            --     2,402,702     2,402,702
                          ----        ----     ---------   --------   -----------   -----------   -----------
BALANCE, December 31,
  1994.................     --          --     3,088,874     30,889    12,629,125     3,369,722    16,029,736
Issuance of 166,971
  shares of common
  stock under the stock
  option plans.........     --          --       166,971      1,670       555,130            --       556,800
Issuance of 14,643
  shares of common
  stock under the
  employee stock
  purchase plan........     --          --        14,643        146       113,086            --       113,232
Issuance of 980 shares
  of common stock as
  director's fees......     --          --           980         10        11,995            --        12,005
Net income.............     --          --            --         --            --     3,243,808     3,243,808
                          ----        ----     ---------   --------   -----------   -----------   -----------
BALANCE, December 31,
  1995.................     --          --     3,271,468     32,715    13,309,336     6,613,530    19,955,581
Issuance of 155,028
  shares of common
  stock under the stock
  option plans.........     --          --       155,028      1,550       217,228            --       218,778
Issuance of 13,634
  shares of common
  stock under the
  employee stock
  purchase plan........     --          --        13,634        136       145,049            --       145,185
Issuance of 608 shares
  of common stock as
  director's fees......     --          --           608          6        12,002            --        12,008
Net income.............     --          --            --         --            --     3,704,926     3,704,926
                          ----        ----     ---------   --------   -----------   -----------   -----------
BALANCE, December 31,
  1996.................     --        $ --     3,440,738   $ 34,407   $13,683,615   $10,318,456   $24,036,478
                          ====        ====     =========   ========   ===========   ===========   ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                          NATIONAL DENTEX CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                        YEARS ENDED
                                                        --------------------------------------------
                                                        DECEMBER 31,    DECEMBER 31,    DECEMBER 31,
                                                            1994            1995            1996
                                                        ------------    ------------    ------------
Cash flows from operating activities:
     Net income.......................................  $  2,402,702    $  3,243,808    $  3,704,926
     Adjustments to reconcile net income to net cash
       provided by operating activities, net of
       effects of acquisitions:
          Depreciation and amortization...............       685,549         922,141       1,350,314
          (Increase) decrease in accounts
            receivable................................      (283,663)       (388,600)         35,788
          Increase in inventories.....................      (163,857)       (244,566)       (385,004)
          (Increase) decrease in prepaid expenses.....        (9,095)       (116,372)          3,241
          Increase in deferred tax asset..............       (47,217)        (21,770)        (26,228)
          (Increase) decrease in other assets.........         4,292          55,820         (63,973)
          Increase (decrease) in accounts payable and
            accrued liabilities.......................       629,370          82,970        (694,129)
          Decrease in deferred tax liability..........       (49,408)        (91,637)        (29,277)
                                                        ------------    ------------    ------------
               Net cash provided by operating
                 activities...........................     3,168,673       3,441,794       3,895,658
                                                        ------------    ------------    ------------
Cash flows from investing activities:
     Payment for acquisitions, net of cash acquired...    (1,037,065)     (4,019,935)       (839,017)
     Payment of deferred purchase price...............      (324,055)     (1,000,718)     (1,607,826)
     Additions to property and equipment, net.........      (602,824)       (934,641)       (964,894)
                                                        ------------    ------------    ------------
          Net cash used in investing activities.......    (1,963,944)     (5,955,294)     (3,411,737)
                                                        ------------    ------------    ------------
Cash flows from financing activities:
     Net payments of current and long-term
       obligations....................................       (10,082)         (2,247)        (94,248)
     Net proceeds from issuance of common stock.......        51,282         682,037         375,971
                                                        ------------    ------------    ------------
          Net cash provided by financing activities...        41,200         679,790         281,723
                                                        ------------    ------------    ------------
Net increase (decrease) in cash and equivalents.......     1,245,929      (1,833,710)        765,644
Cash and equivalents at beginning of period...........     4,781,175       6,027,104       4,193,394
                                                        ------------    ------------    ------------
Cash and equivalents at end of period.................  $  6,027,104    $  4,193,394    $  4,959,038
                                                        ------------    ------------    ------------
Supplemental disclosures of cash flow information:
     Interest paid....................................  $     28,642    $     13,007    $     22,098
                                                        ============    ============    ============
     Income taxes paid................................  $  1,539,246    $  1,806,795    $  2,739,444
                                                        ============    ============    ============
Supplemental schedule of noncash investing and
  financing activities:
     The Company purchased the operations of certain
       dental laboratories in 1994, 1995 and 1996. In
       conjunction with these acquisitions,
       liabilities were assumed as follows:
     Fair value of assets acquired....................  $  2,438,420    $  7,905,740    $  1,618,000
     Cash paid........................................    (1,037,065)     (4,103,236)       (910,000)
     Deferred purchase price at date of acquisition...    (1,249,185)     (2,918,116)       (468,000)
                                                        ------------    ------------    ------------
Liabilities assumed...................................  $    152,170    $    884,388    $    240,000
                                                        ============    ============    ============

The accompanying notes are an integral part of these consolidated financial statements.

                          NATIONAL DENTEX CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1996

(1) ORGANIZATION

     National Dentex Corporation (the "Company") owns and operates 26 full-service dental laboratories and five branch laboratories in 21 states throughout the United States. Working from dentists' work orders, the Company's dental laboratories custom design and fabricate dentures, crowns and fixed bridges, and other dental prosthetic appliances.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Principles of Consolidation

     The consolidated financial statements include all operations of the Company. Acquisitions are reflected from the date acquired by the Company (see
Note 3) to December 31, 1996. All significant intercompany balances and transactions have been eliminated in consolidation.

  Revenue Recognition

     Revenue is recognized as the dentists' orders are shipped.

  Inventories

     Inventories, consisting principally of raw materials, are stated at the lower of cost (first-in, first-out) or market.

  Property and Equipment

     Property and equipment are stated at cost, less accumulated depreciation. Depreciation is calculated using the straight-line method over the following estimated depreciable lives:

        Buildings...................................................   25 years
        Furniture and fixtures......................................   5-10 years
        Automobiles and trucks......................................   5 years
        Laboratory equipment........................................   10 years

     Leasehold improvements and capital leases are amortized over the lesser of the assets' estimated useful lives or the lease terms.

     Gains and losses are recognized upon the disposal of property and equipment, and the related accumulated depreciation and amortization are removed from the accounts. Maintenance, repairs and betterments that do not enhance the value of or increase the life of the assets are charged to operations as incurred.

  Other Assets

     Included in other assets are the costs of noncompetition agreements, which are deferred and amortized on a straight-line basis according to the terms of the agreements over five to ten years. Goodwill is being amortized using the straight-line method over a period of 20 years, the estimated useful life consistent with Statement of Financial Accounting Standards No. 121. The Company continually evaluates whether events and circumstances have occurred that indicate the remaining estimated useful life of goodwill may warrant revision or that the remaining balance of goodwill may not be recoverable. When factors indicate that goodwill should be evaluated for possible impairment, the Company uses an estimate of the related business segment's undiscounted operating income over the remaining life of the goodwill in measuring whether the goodwill is recoverable. As of December 31, 1996 there have been no writedowns of goodwill.

                          NATIONAL DENTEX CORPORATION

                               DECEMBER 31, 1996

     Accumulated amortization on these intangible assets was approximately $1,017,000 and $1,737,000 at December 31, 1995 and 1996, respectively.

  Income Taxes

     The Company follows Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). Under SFAS 109, deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been included in the financial statements or tax returns. The amount of deferred tax asset or liability is based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

  Net Income per Common Share

     Income per share amounts are based on the weighted average number of common stock and common stock equivalents outstanding during each period. Common stock equivalents consist of dilutive stock options and warrants under the treasury stock method.

  Cash and Equivalents

     The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

  Stock-Based Compensation

     Effective January 1, 1996, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." The Company has elected to continue to account for stock options at intrinsic value with disclosure of the effects of fair value accounting on net income and earnings per share on a pro forma basis.

  Use of Estimates in the Financial Statements

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  Disclosures About the Fair Value of Financial Instruments

     The Company's financial instruments consist mainly of cash and equivalents, accounts receivable, accounts payable, accrued liabilities and long-term liabilities. The carrying amounts of the Company's cash and equivalents, accounts receivable, accounts payable and accrued liabilities approximate their fair value due to the short-term nature of these instruments. The carrying amounts of the long-term liabilities also approximate their fair value, based on rates available to the Company for debt with similar terms and remaining maturities.

  Reclassifications

     Certain amounts in the 1995 and 1994 financial statements and notes have been reclassified to conform with 1996 presentation.

                          NATIONAL DENTEX CORPORATION

                               DECEMBER 31, 1996

(3) ACQUISITIONS

     During 1995, the Company acquired the following dental laboratory operations:

        Patterson Dental Laboratory...................................  April 1995
        Kell Tech Dental Laboratory...................................  July 1995
        Reed & Associates.............................................  August 1995
        Peterman Dental Laboratory....................................  September 1995
        Elite Dental Laboratory.......................................  October 1995
        Gross Dental Laboratory.......................................  October 1995
        Oratech Dental Laboratory.....................................  October 1995
        Marcy Dental Laboratory.......................................  November 1995

     During 1996, the Company acquired the following dental laboratory operations:

        Microfit Dental Laboratory....................................  March 1996
        Flud Dental Laboratory........................................  April 1996

     These acquisitions, which have been reflected in the accompanying consolidated financial statements from the dates of acquisition, have been accounted for as purchases in accordance with Accounting Principles Board (APB) Opinion No. 16. The excess of the total purchase price over the prior carrying amount of the net assets acquired, based on preliminary estimates of their related fair values (which are subject to revision), was allocated as follows as of December 31, 1995 and 1996:

                                                                   1995          1996
                                                                ----------    ----------
        Total purchase price..................................  $7,021,000    $1,378,000
        Less-fair market values assigned to assets and
          liabilities:
             Cash.............................................      83,000        71,000
             Accounts receivable..............................     963,000       183,000
             Property and equipment...........................   1,335,000        16,000
             Noncompete agreements............................   2,210,000       393,000
             Inventories......................................     217,000        26,000
             Other assets.....................................      55,000        16,000
             Accounts payable.................................    (227,000)      (37,000)
             Accrued liabilities and other....................    (657,000)     (203,000)
                                                                ----------    ----------
        Goodwill..............................................  $3,042,000    $  913,000
                                                                ==========    ==========

     In connection with these acquisitions, the Company has incurred certain deferred purchase costs relating to noncompete agreements with certain individuals, ranging over periods of five to ten years and other contingent payments provided for in the purchase agreements.

     The following unaudited pro forma operating results of the Company assume the acquisitions had been made as of January 1, 1995. Such information includes adjustments to reflect additional depreciation, noncompete amortization, amortization of goodwill and interest expense, and is not necessarily indicative of the results of operations in future periods.

                                                                       YEAR ENDED
                                                              ----------------------------
                                                              DECEMBER 31,    DECEMBER 31,
                                                                  1995            1996
                                                              ------------    ------------
        Net sales...........................................  $ 51,139,000    $ 52,369,000
        Net income..........................................     3,644,000       3,785,000
        Net income per share................................          1.06            1.08

                          NATIONAL DENTEX CORPORATION

                               DECEMBER 31, 1996

(4) INCOME TAXES

     The following is a summary of the provision for income taxes:

                                                                   YEARS ENDED
                                                   --------------------------------------------
                                                   DECEMBER 31,    DECEMBER 31,    DECEMBER 31,
                                                       1994            1995            1996
                                                   ------------    ------------    ------------
        Federal --
             Current.............................   $1,362,290      $1,637,345      $2,092,021
             Deferred............................      (79,398)         55,863        (140,849)
                                                    ----------      ----------      ----------
                                                     1,282,892       1,693,208       1,951,172
                                                    ----------      ----------      ----------
        State --
             Current.............................      343,641         463,685         523,121
             Deferred............................      (24,731)          9,858         (24,856)
                                                    ----------      ----------      ----------
                                                       318,910         473,543         498,265
                                                    ----------      ----------      ----------
                                                    $1,601,802      $2,166,751      $2,449,437
                                                    ==========      ==========      ==========

     Deferred income taxes are comprised of the following at December 31, 1995 and 1996:

                                                                     1995         1996
                                                                   ---------    ---------
     Deferred Tax Assets:
          Vacation benefits.....................................   $220,900..   $ 180,566
          Inventory basis differences...........................      66,477       61,290
          Receivables basis differences.........................      61,472       81,247
          Other reserves........................................      98,426       79,600
                                                                   ---------    ---------
               Total deferred tax assets........................     447,275      402,703
                                                                   ---------    ---------
     Deferred Tax Liabilities:
          Property basis differences............................    (239,346)    (277,693)
          Noncompete agreements.................................    (177,124)     (25,637)
          Other liabilities.....................................     (35,725)      (1,489)
                                                                   ---------    ---------
               Total deferred tax liabilities...................    (452,195)    (304,819)
                                                                   ---------    ---------
     Net deferred tax (liability) asset.........................   $  (4,920)   $  97,884
                                                                   =========    =========

     A reconciliation between the provision for income taxes computed at statutory rates and the amount reflected in the accompanying statements of income is as follows:

                                                                 YEARS ENDED
                                                ----------------------------------------------
                                                DECEMBER 31,     DECEMBER 31,     DECEMBER 31,
                                                    1994             1995             1996
                                                ------------     ------------     ------------
        Statutory federal income tax rate.....      34.0%            34.0%            34.0%
        State income tax, net of federal
          income tax benefit..................       5.3              5.6              5.6
        Benefit of net operating loss and
          general business credit
          carryforwards.......................      (1.8)              --               --
        Other.................................       2.5              0.4              0.2
                                                    ----             ----             ----
        Effective income tax rate.............      40.0%            40.0%            39.8%
                                                    ----             ----             ----

                          NATIONAL DENTEX CORPORATION

                               DECEMBER 31, 1996

(5) LONG-TERM OBLIGATIONS

     Long-term obligations consisted of the following:

                                                                      DECEMBER 31,
                                                                ------------------------
                                                                  1995           1996
                                                                ---------      ---------
        Promissory note, payable $100,000 April 1, 1996 and
          $200,000 July 31, 1997, including imputed interest
          calculated at 8.50%.................................  $ 271,350      $ 190,083
        8.50% promissory note, payable in equal monthly
          installments of $1,232, including interest, final
          payment due December 1997...........................     27,112         14,130
                                                                ---------      ---------
                                                                  298,462        204,213
        Less -- current maturities............................    110,119        204,213
                                                                ---------      ---------
                                                                $ 188,343      $      --
                                                                =========      =========

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

     A commitment fee of one quarter of 1% is payable on the unused amount of the first revolving line of credit. In addition, a draw-down fee equal to 3/8 of 1% of each advance under the second revolving line of credit is payable at the time of such advance. The revolving lines of credit are secured by all of the assets, leases and contracts of the Company. The Agreement requires compliance with certain covenants, including the maintenance of net worth and other financial ratios. As of December 31, 1996, the Company was in compliance with these covenants.

(6) BENEFIT PLANS

     The Company has an employee savings plan (the "Plan") under IRS Code
Section 401(k). The Plan allows contributions of up to 8% of a participant's salary, a portion of which is matched in cash by the Company. The Company contributes this amount once a year, within 120 days after December 31, the Plan's year-end. All employees are eligible to participate in the Plan after completing one year of service with the Company and the attainment of age 21. Participants become fully vested after six years of service or upon attaining age 65. The Company has incurred charges to operations of approximately $190,000, $204,000 and $240,000 to match contributions for the years ended December 31, 1994, 1995 and 1996, respectively.

     The Company has an incentive plan, the Laboratory Plan, for dental laboratory management and other designated key employees who could directly influence the financial performance of an individual dental laboratory. Eligibility is determined annually for each laboratory. Each participant is eligible to receive an amount based on the achievement of certain earnings levels of the participant's laboratory, as defined. The Company has incurred charges to operations of approximately $1,376,000, $1,705,000 and $1,689,000 for the years ended December 31, 1994, 1995 and 1996, respectively, under the Laboratory Plan.

     The Company has an executive bonus plan (the "Executive Plan") for key executives and management of the Company, and a management bonus plan (the "Managers Plan") for laboratory group managers. Eligibility to participate in each plan is determined annually. Participants are eligible to receive a bonus, based on a percentage of salary, dependent upon the achievement of earnings targets, as defined. The bonus is distributed within 90 days after year-end. The Company has incurred charges to operations of approximately $467,000, $602,000 and $486,000 for the years ended December 31, 1994, 1995 and 1996, respectively.

                          NATIONAL DENTEX CORPORATION

                               DECEMBER 31, 1996

     The Company has a Supplemental Executive Retirement Plan for certain key employees providing for annual benefits payable over a period of ten years beginning at age 65 or date of retirement or in a lump sum at date of retirement. Benefits will be funded by insurance contracts purchased by the Company. The cost of these benefits is being charged to expense and accrued using a present value method over the expected terms of employment. The charges to expense for the years ended December 31, 1995 and 1996 were approximately $57,000 and $106,000, respectively.

(7) COMMITMENTS AND CONTINGENCIES

  Operating Leases

     The Company is committed under various noncancelable operating lease agreements covering its office space and dental laboratory facilities. Certain of these leases also require the Company to pay maintenance, repairs, insurance and related taxes. The total rental expense for the years ended December 31, 1994, 1995 and 1996 was approximately $721,000, $760,000 and $976,000, respectively. The approximate aggregate minimum lease commitments under these leases as of December 31, 1996 are as follows:

                                      YEAR                                 AMOUNT
          -------------------------------------------------------------  -----------
          1997.........................................................  $   865,000
          1998.........................................................      632,000
          1999.........................................................      562,000
          2000.........................................................      477,000
          2001.........................................................      435,000
          Thereafter...................................................    1,443,000
                                                                         -----------
                                                                         $ 4,414,000
                                                                         ===========

  Employment Contracts and Change-In-Control Arrangements

     In April 1995 the Company entered into employment contracts and change-in-control arrangements with certain key executives. The employment contracts expire April 1998 and renew automatically thereafter until termination by the Company or the executive. The change-in-control arrangements provide certain severance benefits in the event that the executive is terminated by the Company without cause or the executive terminates his employment contract for certain specified reasons.

(8) STOCK OPTIONS AND WARRANTS

  Stock Option Plans

     On April 24, 1991, the Board granted a nonqualified stock option to an officer of the Company to purchase 104,399 shares of common stock of the Company at an exercise price of $1.00 per share (representing the fair market value at that time). The option expired five years from the date of grant and was nontransferable. During 1995 and 1996, 95,000 and 9,399 options were exercised, respectively.

     In addition, an Incentive Stock Option Plan (the "ISO Plan") was adopted by the Board in February 1983. An aggregate of 268,325 shares of the Company's common stock had been reserved for issuance under the ISO Plan to employees of the Company. The options are granted at the direction of the Board and may be exercised by the individual as the options vest over a three-year period, but no later than five years from the date of grant. In May 1992, the ISO Plan was terminated. No additional options will be granted under the ISO Plan; however, the then outstanding options remained exercisable in accordance with the ISO Plan's provisions. At December 31, 1996 there were no remaining options outstanding under this plan.

                          NATIONAL DENTEX CORPORATION

                               DECEMBER 31, 1996

     Summarized below is the option activity under the plans for the years ended December 31, 1994, 1995 and 1996:

                                                                  OPTIONS OUTSTANDING
                                                          -----------------------------------
                                                          INCENTIVE STOCK       NON-QUALIFIED
                                                            OPTION PLAN         STOCK OPTIONS
                                                          ---------------       -------------
        Balance, December 31, 1993......................       218,932             104,399
             Granted....................................            --                  --
             Exercised..................................       (38,268)                 --
             Canceled...................................        (1,225)                 --
                                                              --------             -------
        Balance, December 31, 1994......................       179,439             104,399
             Granted....................................            --                  --
             Exercised..................................       (71,580)            (95,000)
             Canceled...................................        (1,305)                 --
                                                              --------             -------
        Balance, December 31, 1995......................       106,554               9,399
             Granted....................................            --                  --
             Exercised..................................      (106,640)             (9,399)
             Canceled...................................            86                  --
                                                              --------             -------
        Balance, December 31, 1996......................            --                  --
                                                              ========             =======

     In May 1992, the Company's Board of Directors (the "Board") adopted the 1992 Long-Term Incentive Plan (the "LTIP"). Under the LTIP, the Board may grant stock options, stock appreciation rights, restricted stock, deferred stock, stock purchase rights and other stock-based compensation to key employees, officers and directors of the Company. In August 1995 the Board amended the LTIP to increase the number of shares of common stock reserved for issuance under the plan from 150,000 to 235,000. As of December 31, 1996, 209,302 options were outstanding, at between $9.50 and $21.875 per share, the fair market value on the dates of grant, 64,924 of which were exercisable.

     The following summarizes the transactions of the Company's LTIP for the years ended December 31, 1994, 1995 and 1996:

                                                 1994                  1995                   1996
                                          ------------------    -------------------    -------------------
                                                    WEIGHTED               WEIGHTED               WEIGHTED
                                                    AVERAGE                AVERAGE                AVERAGE
                                                    EXERCISE               EXERCISE               EXERCISE
                                          SHARES     PRICE      SHARES      PRICE      SHARES      PRICE
                                          ------    --------    -------    --------    -------    --------
Outstanding at beginning of year.......       --     $   --      44,000     $ 9.50     135,730     $12.35
Granted................................   46,210       9.50      95,115      13.59      81,210      19.80
Exercised..............................       --         --        (391)      9.50      (3,183)     10.13
Canceled...............................   (2,210)      9.50      (2,994)     10.16      (4,455)     13.56
                                          ------     ------     -------     ------     -------     ------
Outstanding at end of year.............   44,000       9.50     135,730      12.35     209,302      15.25
                                          ======     ======     =======     ======     =======     ======
Exercisable at end of year.............       --         --      13,487     $ 9.50      64,924     $11.79
Weighted average fair value of options
  granted..............................    $1.45                  $2.70                  $3.97

     Of the 209,302 options outstanding at December 31, 1996, 111,192 have exercise prices between $9.50 and $15.00, with a weighted average exercise price of $11.60 and a weighted average remaining contractual life of 6.2 years. Of these options, 48,928 are exercisable at a weighted average exercise price of $11.08. The remaining 98,110 options have exercise prices between $16.50 and $21.875, with a weighted average exercise price of $19.39 and a weighted average remaining contractual life of 9.3 years. Of these options 15,996 are exercisable at a weighted average exercise price of $20.26.

                          NATIONAL DENTEX CORPORATION

                               DECEMBER 31, 1996

     Also, the Company has the 1992 Employees' Stock Purchase Plan (the "Stock Purchase Plan") under which an aggregate of 100,000 shares of the Company's common stock may be purchased, through a payroll deduction program, primarily at a price equal to 85% of the fair market value of the common stock on either the grant date or the exercise date, whichever is lower. In 1995 and 1996, 14,643 and 13,634 shares of common stock, respectively, were purchased through the Stock Purchase Plan. The Stock Purchase Plan was renewed with a grant date of April 3, 1996 and an exercise date of March 31, 1997.

     The Company accounts for the LTIP and Stock Purchase Plan under APB Opinion No. 25 under which no compensation cost has been recognized. Had compensation costs for these plans been determined consistent with Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), the Company's net income and earnings per share would have been reduced to the following pro forma amounts:

                                                                     DECEMBER 31,
                                                             ----------------------------
                                                                1995             1996
                                                             -----------      -----------
        Net Income:
             As reported...................................   $3,243,808       $3,704,926
             Pro forma.....................................    3,144,633        3,446,190
        Earnings per share:
             As reported...................................         $.95            $1.06
             Pro forma.....................................          .92              .99

     Because the SFAS No. 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

     The fair value of each option grant under the LTIP and the Stock Purchase Plan is estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1995 and 1996, respectively: risk-free interest rates of between 4.92% and 5.76% for the 1995 option grants and between 4.91% and 5.98% for the 1996 option grants; no expected dividend yield for either plan year; expected lives of between one and three years for both 1995 and 1996 option grants based on vesting periods; expected volatility of between 26.68% and 28.27% for 1995 option grants and between 33.19% and 35.84% for option grants in 1996.

  Warrants

     In February 1992, in connection with the transaction discussed in Note 5, the Company issued warrants to purchase 50,884 shares of common stock at an exercise price of $0.02 per share. These warrants were exercised in November 1994.

     In December 1993, the Company issued warrants to the representative of the underwriter to purchase 100,000 shares of common stock of the Company at an exercise price of 135% of the initial offering price of $8.00, or $10.80 per share. In January 1996, 35,806 shares of common stock of the Company were issued in a cashless exercise of 70,000 of these warrants, leaving 30,000 outstanding.

(9) SUBSEQUENT EVENT

     On January 2, 1997, the Company completed a transaction to acquire all of the outstanding capital stock of Scrimpshire Dental Studio, Inc. of Huntsville, Alabama.

                                                                     SCHEDULE II

                          NATIONAL DENTEX CORPORATION

                       VALUATION AND QUALIFYING ACCOUNTS

                                           BALANCE AT    CHARGED TO                               BALANCE AT
                                           BEGINNING     COSTS AND                                  END OF
                                           OF PERIOD      EXPENSES     WRITE-OFFS    DEDUCTION      PERIOD
                                           ----------    ----------    ----------    ---------    ----------
Allowance for Doubtful Accounts:
     December 31, 1994...................   $ 108,051     $ 30,781      $ 31,733       $--         $ 107,099
     December 31, 1995...................   $ 107,099     $106,942      $ 34,045       $--         $ 179,996
     December 31, 1996...................   $ 179,996     $ 69,124      $ 44,981       $--         $ 204,139