Form 10-Q
period 1997-03-31
NATIONAL DENTEX CORP /MA/
filed 1997-05-14
CIK 913616

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC  20549


                                  FORM 10-Q

              Quarterly Report Pursuant to Section 13 or 15(d)
                                   of the
                       Securities Exchange Act of 1934

For the Quarter ended March 31, 1997         Commission File Number: 0-23092


                         NATIONAL DENTEX CORPORATION


Massachusetts                                04-2762050
(State of Incorporation)                     (I.R.S. Identification No.)


111 Speen Street, Framingham, MA             01701
(Address of Principal Executive Offices)     (Zip Code)


                            (508) - 820 - 4800
                      (Registrant's Telephone Number)




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                       Yes   [X]         No   [ ]


Number of shares of Common Stock outstanding as of May 6, 1997:    3,427,741.



<Page  2>


                         NATIONAL DENTEX CORPORATION

                                FORM 10-Q

                        Quarter Ended March 31, 1997



                            Table of Contents


                                                                       Page

PART I.   Financial Information

Item 1.   Financial Statements:

          Consolidated Balance Sheets as of December 31, 1996
          and March 31, 1997 (Unaudited)                                  3

          Consolidated Statements of Income for the three months
          ended March 31, 1996 and March 31, 1997 (Unaudited)             4

          Consolidated Statements of Stockholders' Equity for
          the three months ended March 31, 1997 (Unaudited)               5

          Consolidated Statements of Cash Flows for the three
          months ended March 31, 1996 and March 31, 1997 (Unaudited)      6

          Notes to Consolidated Financial Statements                      7

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                             8

Part II.  Other Information                                              11

          Signatures                                                     13



<Page  3>


                      NATIONAL DENTEX CORPORATION

                      CONSOLIDATED BALANCE SHEETS

                                                          December 31,               March 31,
                                                              1996                     1997
                                                          ------------              -----------
                   ASSETS                                                            (Unaudited)
CURRENT ASSETS:
 Cash and equivalents                                    $ 4,959,038                $ 3,253,282
 Accounts receivable:
  Trade, less allowance of $204,000 in 1996
  and $183,000 in 1997                                     6,149,448                  6,752,650
  Other                                                      198,481                    211,612
 Inventories                                               2,929,898                  2,976,202
 Prepaid expenses                                            668,606                    853,792
 Deferred tax asset                                          402,703                    421,821
                                                        -------------              -------------
  Total current assets                                    15,308,174                 14,469,359
                                                        -------------              -------------

PROPERTY AND EQUIPMENT:
 Land and buildings                                        3,773,720                  3,773,720
 Leasehold and building improvements                       2,380,010                  2,466,528
 Laboratory equipment                                      5,734,432                  5,867,064
 Furniture and fixtures                                    1,592,657                  1,623,200
 Capital leases                                              342,819                    342,819
                                                        -------------              -------------
                                                          13,823,638                 14,073,331
  Less - Accumulated depreciation
   and amortization                                        7,352,321                  7,526,524
                                                        -------------              -------------
  Net property and equipment                               6,471,317                  6,546,807
                                                        -------------              -------------

  OTHER ASSETS, net:
   Goodwill                                                5,346,757                  7,631,150
   Other                                                   3,107,873                  3,815,678
                                                        -------------              -------------
                                                           8,454,630                 11,446,828
                                                        -------------              -------------
                                                         $30,234,121                $32,462,994
                                                        -------------              -------------

             LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Current portion of long-term obligations                $   204,213                $   204,981
 Accounts payable                                            973,080                  1,425,872
 Accrued liabilities:
  Payroll and employee benefits                            2,604,909                  2,252,421
  Deferred purchase price                                  1,244,629                  1,895,301
  Other                                                      422,693                    835,184
                                                        -------------              -------------
   Total long-term liabilities                             5,449,524                  6,613,759
                                                        -------------              -------------

LONG-TERM LIABILITIES:
 Deferred tax liability                                      304,819                    246,559
 Deferred purchase price                                     443,300                    603,667
                                                        -------------              -------------
  Total long-term liability                                  748,119                    850,226
                                                        -------------              -------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS EQUITY:
 Preferred stock, $.01 par value
  Authorized - 500,000 shares
  None issued and outstanding                                    ---                        ---
 Common stock, $.01 par value
  Authorized - 800,000 shares
  Issued and outstanding - 3,440,738 shares
  at December 31, 1996, and 3,441,355 shares
  at March 31, 1997                                           34,407                     34,414
 Paid-in capital                                          13,683,615                 13,689,697
 Retained earnings                                        10,318,456                 11,274,898
                                                        -------------              -------------
  Total stockholders' equity                              24,036,478                 24,999,009
                                                        -------------              -------------
                                                         $30,234,121                $32,462,994

                                                        -------------              -------------

The accompanying notes are an integral part of these consolidated financial statements.

<Page  4>


                         NATIONAL DENTEX CORPORATION

                      CONSOLIDATED STATEMENTS OF INCOME

                                (UNAUDITED)

                                             Three Months Ended
                                  ---------------------------------------
                                    March 31,                March 31,
                                      1996                     1997
                                  --------------           --------------
Net sales                         $12,348,598              $13,980,931

Cost of goods sold                  7,024,606                7,999,524
                                  --------------           --------------
  Gross profit                      5,323,992                5,981,407

Total operating expenses            4,024,087                4,442,453
                                  --------------           --------------
  Operating income                  1,299,905                1,538,954

Other income                           41,421                   31,152

Interest income                        36,694                   18,669
                                  --------------           --------------
  Income before provision
  for income taxes                  1,378,020                1,588,775

Provision for income taxes            551,208                  632,333
                                  --------------           --------------
  Net income                      $   826,812              $   956,442
                                  ==============           ==============
Net income per share              $          .24           $          .27
                                  ==============           ==============
Weighted average shares
outstanding                         3,503,066                3,498,813
                                  ==============           ==============

The accompanying notes are an integral part of these consolidated financial statements.

<Page  5>


                        NATIONAL DENTEX CORPORATION

               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                (Unaudited)


BALANCE, December 31, 1996           ---          $ ---      3,440,738       $ 34,407    $13,683,615    $10,318,456    $24,036,478

Issuance of 617 shares of
common stock under the
employee stock purchase
plan                                 ---            ---            617              7          6,082            ---          6,089

Net income                           ---            ---            ---            ---            ---        956,442        956,442
                             -----------    -----------    -----------    -----------    -----------    -----------    -----------
BALANCE, March 31, 1997              ---            ---      3,441,355       $ 34,414    $13,689,697    $11,274,898    $24,999,009
                             ===========    ===========    ===========    ===========    ===========    ===========    ===========


The accompanying notes are an integral part of these consolidated financial statements.


<Page  6>


                          NATIONAL DENTEX CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                                    FOR THE THREE MONTHS
                                                      ENDED MARCH 31,
                                                  --------------------------
                                                    1996              1997
                                                  --------          --------
Cash flows from operating
activities:
Net income                                        $826,812          $956,442
Adjustments to reconcile net
 income to net cash provided by
 operating activities, net of
 effects of acquisitions:
  Depreciation and amortization                    321,738           400,220
  Increase in accounts receivable                  (54,595)         (311,246)
  Increase in inventories                         (142,578)          (11,609)
  Increase in prepaid expenses                    (268,415)         (182,000)
  Increase in deferred tax asset                    (2,062)           (9,118)
  Increase in other assets                         (52,866)          (34,292)
  (Increase) decrease in accounts
   payable and accrued liabilities                 (71,139)          365,000
  Decrease in deferred tax liability               (33,402)          (58,260)
                                                ------------      ------------
  Net cash provided by operating
   activities                                      523,493         1,115,137
                                                ------------      ------------

Cash flows from investing activities:
 Payment for acquisitions, net of
  cash acquired                                        ---        (2,425,863)
 Payment of deferred purchase price               (774,558)         (238,961)
 Additions to property and equipment, net         (151,006)         (162,925)
                                                ------------      ------------
   Net cash used in investing activities          (925,564)       (2,827,749)
                                                ------------      ------------

Cash flows from financing activities:
 Net payments of current and
  long-term obligations                              2,835               767
 Proceeds from issuance of common stock             98,022             6,089
                                                ------------      ------------
   Net cash provided by financing activities       100,857             6,856
                                                ------------      ------------

Net decrease in cash                              (301,214)       (1,705,756)

Cash at beginning of period                      4,193,394         4,959,038
                                                ------------      ------------
Cash at end of period                           $3,892,180        $3,253,282
                                                ------------      ------------

Supplemental disclosures of cash flow
information:
 Interest paid                                     $13,205            $2,776
                                                ------------      ------------
 Income taxes paid                                 $89,500          $115,569
                                                ------------      ------------


The accompanying notes are an integral part of these consolidated financial statements.

<Page  7>


                         NATIONAL DENTEX CORPORATION

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               March 31, 1997


(1) Interim Financial Statements

The accompanying unaudited financial statements include all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for fair presentation of the results of operations for the periods presented. Interim results are not necessarily indicative of the results to be expected for a full year.

Certain information and footnote disclosures normally included in financial statements, prepared in accordance with generally accepted accounting principles, have been condensed or omitted as allowed by Form 10-Q. The accompanying unaudited consolidated financial statements should be read in conjunction with the Company's consolidated financial statements for the year ended December 31, 1996 as filed with the Securities and Exchange Commission on Form 10-K.

(2) Earnings Per Share

Net earnings per share ("EPS") amounts have been computed using the weighted average number of common and common equivalent shares outstanding during each year.

In March 1997, the Financial Accounting Standards Board (FASB) released SFAS 128, "Earnings Per Share", which will become effective December 31, 1997. As a result, the Company's reported earnings per share for 1996 and 1997 will be restated in the Company's annual report on Form 10-K for the year ending December 31, 1997. The pro forma effect of this accounting change on previously reported earnings per share is as follows:

                                For the Three Months Ended           Year Ended
                                --------------------------           -----------
Per Share Amounts               March 31          March 31           December 31
                                  1997              1996                1996
                                --------          --------           -----------
Primary EPS as reported         $    .27          $    .24           $      1.06
Effect of SFAS No. 128               .01               .01                   .03
                                --------          --------           -----------
Basic EPS as restated           $    .28          $    .25           $      1.09
                                --------          --------           -----------

Fully diluted EPS as reported   $    .27          $    .24           $      1.06
Effect of SFAS No. 128                --                --                    --
                                --------          --------           -----------

Diluted EPS as restated         $    .27          $    .24           $      1.06
                                --------          --------           -----------


(3) Acquisitions

In January, 1997 the Company acquired all of the capital stock of Scrimpshire Dental Studio, Inc. in Hunstville, Alabama. The acquisition, which has been reflected in the accompanying consolidated balance sheet as of March 31, 1997 has been accounted for as a purchase in accordance with Accounting Principle Board Opinion No. 16.

<Page  8>



Item 2.

           Management's Discussion and Analysis of Financial Condition
                        and Results of Operations


Liquidity and Capital Resources

Working capital decreased from $9,859,000 at December 31, 1996 to $7,856,000 at March 31, 1997. Cash and equivalents decreased $1,706,000 from $4,959,000 at December 31, 1996. Operating activities provided $1,115,000 in cash flow for the three months ended March 31,1997. Cash outflows related to dental laboratory acquisitions totaled $2,665,000 for the same period.

The Company maintains a financing agreement (the "Agreement") with State
Street Bank and Trust Company (the "Bank"). The Agreement, as amended, includes revolving lines of credit of $4,000,000 and $8,000,000. The interest rate on both revolving lines of credit is the prime rate or Libor rate plus 2%, at the Company's option. The first revolving line of credit matures on June 1, 1998 and the second revolving line of credit matures on June 1, 1997. A commitment fee of one quarter of 1% is payable on the unused amount of the first revolving line of credit. In addition, a draw down fee equal to 3/8 of 1% of each advance under the second revolving line of credit is payable at the time of such advance. At March 31, 1997, the full principal amount was available to the Company under both revolving lines of credit. The Company and the Bank are in the process of rewriting these agreements.

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


<Page  9>



Results of Operations

The following table sets forth for the periods indicated the percentage of net sales represented by certain items in the Company's Consolidated Financial
Statements:

                                             Three Months Ended
                                  ---------------------------------------
                                    March 31,                March 31,
                                      1996                     1997
                                  --------------           --------------
Net sales                           100.0%                   100.0%

Cost of goods sold                   56.9                     57.2
                                  --------------           --------------
Gross profit                         43.1                     42.8


Total operating expenses             32.6                     31.8
                                  --------------           --------------
Operating income                     10.6                     11.0


Other income                          0.3                      0.2

Interest income                       0.3                      0.1
                                  --------------           --------------
Income before provision
 for income taxes                    11.2                     11.4

Provision for income taxes            4.5                      4.5
                                  --------------           --------------
Net income                            6.7%                     6.8%
                                  --------------           --------------


Three Months Ended March 31, 1997 Compared with Three Months Ended March 31,
1996


Net Sales

Net sales increased $1,632,000 or 13.2% in the three months ended March
31, 1997 over the corresponding period of the prior year. Approximately $1,236,000 of this increase is attributable to business at dental laboratories owned less than one year, with the remaining increase representing unit growth at dental laboratories owned during both the three months ended March 31, 1997 and the comparable three months ended March 31, 1996.



<Page 10>


Cost of Goods Sold

Cost of goods sold, which consists principally of labor and related benefits, cost of materials, and laboratory overhead, increased by $975,000. As a percentage of sales, cost of goods sold increased from 56.9% to 57.2%, representing a gross margin decrease of .3%. Increases in materials costs were partially offset by improvements in labor productivity and a decrease in laboratory overhead expenses.


Total Operating Expenses

Total operating expenses, which consist of (i) selling expenses, the cost of the Company's pick-up and delivery services and administrative expenses at the dental laboratory level, and (ii) costs of operation by the Company's corporate headquarters and field support services, increased by $418,000 or 10.4% during the three months ended March 31, 1997 over the corresponding period in 1996.

Operating expenses decreased as a percentage of net sales from 32.6% to 31.8% during the three months ended March 31, 1997 over the corresponding period in 1996. Decreases as a percentage of sales in administrative and corporate field support services were partially offset by increased amortization of intangible assets acquired in acquisitions subsequent to March 31, 1996.


Operating Income

Operating income increased by $211,000 or 15.3% for the three months ended March 31, 1997 over the corresponding period in 1996. The increase was the result of higher sales volume and reductions in operating expenses as a percentage of net sales, partially offset by a slight increase in cost of goods sold.


Interest Income

Interest income decreased by $18,000 or 49.1% in the three months ended March 31, 1997 over the corresponding period in 1996. The decrease was primarily due to decreased investment principal.


Provision for Income Taxes

The Company's provision for income taxes for three months ended March 31, 1997 increased to $632,000 from $551,000 in the corresponding period in 1996. The effective tax rate decreased slightly from 40.0% to 39.8%.


Net Income

As a result of the factors discussed above, net income for the three months ended March 31, 1997 increased by $130,000 or 15.7% over the corresponding period in 1996. Net income per share increased from $0.24 per share to $0.27 per share.






<Page 11>



PART II.  Other Information

Item 1.   Legal Proceedings:

No material legal proceedings are pending to which the Company is a party or of which any of its property is subject.


Item 2.   Changes in Securities:

Not applicable.


Item 3.   Defaults upon Senior Securities:

Not applicable.


Item 4.   Submission of Matters to a Vote of Security Holders:

The Company's Annual Meeting of Stockholders was held on April 8, 1997. On the record date for the meeting, there were 3,441,321 shares of Common Stock outstanding, of which 3,046,329 shares were represented at the meeting by proxy or in person. At the meeting, the following matters were voted upon and approved:

     (a) Proposal to fix the number of directors at four and to elect the following persons as directors.

                          Number of Votes Cast       Number of Votes Withheld
    Name                       FOR Nominee                  FROM Nominee
-------------------       --------------------       ------------------------

William M. Mullahy              2,913,375                       132,954

Jack R. Crosby			2,913,275			133,054

William H. McClurg              2,913,275                       133,054

David V. Harkins                2,913,375                       132,954

     (b) Proposal to approve the amendment of the Company's 1992 Long Term Incentive Plan to increase the number of shares available for issuance by 100,000.

Number of Votes Cast          Number of Votes Cast          Number of Votes
   FOR Proposal                 AGAINST Proposal               ABSTAINED
--------------------          --------------------          ---------------
    2,977,762                       14,808                      53,759

<Page 12>



     (c) Proposal to approve the appointment of Arthur Andersen, LLP as auditors.

Number of Votes Cast          Number of Votes Cast          Number of Votes
   FOR Proposal                 AGAINST Proposal               ABSTAINED
--------------------          --------------------          ---------------
    3,044,229                        300                         1,800


Item 5.   Other Information:

On April 8, 1997, Norman F. Strate was appointed to the Company's Board of Directors.


Item 6.   Exhibits and Reports on form 8-K:

a.        Exhibits:  (11) Statement Regarding Computation of Per Share Earnings
                     (27) Financial Data Schedule

b.        Reports on Form 8-K:  None



<Page 13>



                                 SIGNATURES


Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        NATIONAL DENTEX CORPORATION
                                        Registrant


May 14, 1997                            By:/s/ William M. Mullahy
                                        ------------------------------------
                                        William M. Mullahy, President
                                        Chief Executive Officer and Director
                                        (Principal Executive Officer)



May 14, 1997                            By:/s/ David L. Brown
                                        ------------------------------------
                                        David L. Brown, Vice President, Chief
                                        Financial Officer, Treasurer and
                                        Assistant Clerk
                                        (Principal Financial Officer)

                                                                   EXHIBIT 11
                             NATIONAL DENTEX CORPORATION
                         COMPUTATION OF NET INCOME PER SHARE

                                              Three Months Ended
                                       ----------------------------------
                                         March 31,            March 31,
                                           1996                 1997
                                       ----------------------------------
Computation of Primary
 Net Income per Share:

Net Income applicable
 to common stock                       $  826,812          $  956,442
                                       ----------------------------------
Shares:
Weighted average common
 shares outstanding                     3,341,119           3,441,088

ADD:  Shares issuable from
 assumed exercise of options
 and warrants (as determined by
 the application of the treasury
 stock method)                            161,947              57,725
                                      ----------------------------------
Weighted average common shares
 outstanding as adjusted                3,503,066           3,498,813

                                      ----------------------------------

Primary net income per share                   $0.24               $0.27
                                      ==================================


                                              Three Months Ended
                                       ----------------------------------
                                         March 31,            March 31,
                                           1996                 1997
                                       ----------------------------------

Computation of Fully Diluted
 Net Income per Share:

Net Income per primary
 computation above                     $  826,812          $  956,442

Shares:
Weighted average common
 shares outstanding                     3,341,119           3,441,088

ADD:  Shares issuable from
 assumed exercise of options
 and warrants (as determined by
 the application of the treasury
 stock method)                            161,947              57,725
                                      ----------------------------------
Weighted average common shares
 outstanding as adjusted                3,503,066           3,498,813

                                      ----------------------------------

Fully diluted net income per share             $0.24               $0.27
                                      ==================================
