Form 10-Q
period 1997-06-30
NATIONAL DENTEX CORP /MA/
filed 1997-08-13
CIK 913616

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                                     OF THE
                         SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED JUNE 30, 1997              COMMISSION FILE NUMBER: 0-23092


                           NATIONAL DENTEX CORPORATION
                           ---------------------------

         MASSACHUSETTS                                  04-2762050
         -------------                                  ----------
   (STATE OF INCORPORATION)                      (I.R.S. IDENTIFICATION NO.)



   111 SPEEN STREET, FRAMINGHAM, MA                        01701
   --------------------------------                        -----
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                 (ZIP CODE)


                               (508) - 820 - 4800
                               ------------------
                        (REGISTRANT'S TELEPHONE NUMBER)




INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

                               YES  X    NO
                                  -----    -----


NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AS OF AUGUST 7, 1997:    3,458,921.
                                                                      ----------
================================================================================

                           NATIONAL DENTEX CORPORATION


                                    FORM 10-Q


                           QUARTER ENDED JUNE 30, 1997




                                TABLE OF CONTENTS
                                -----------------

                                                                                         PAGE
PART I.   FINANCIAL INFORMATION
-------
ITEM 1.   FINANCIAL STATEMENTS:

          CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 1996 AND JUNE 30,                 3
          1997 (UNAUDITED)

          CONSOLIDATED STATEMENTS OF INCOME FOR THE THREE MONTHS AND SIX MONTHS            4
          ENDED JUNE 30, 1996 AND JUNE 30, 1997 (UNAUDITED)

          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY FOR THE SIX                      5
          MONTHS ENDED JUNE 30, 1997 (UNAUDITED)

          CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED                   6
          JUNE 30, 1996 AND JUNE 30, 1997 (UNAUDITED)

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                       7

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND                  8
          RESULTS OF OPERATIONS

PART II.  OTHER INFORMATION                                                               11
--------
          SIGNATURES                                                                      12

                           NATIONAL DENTEX CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                                                                  December 31,     June 30,
                                                                      1996           1997
                                                                  ------------   ------------
                                                                                  (Unaudited)
                                     ASSETS
                                     ------
CURRENT ASSETS:
   Cash and equivalents .......................................   $  4,959,038   $  3,651,237
   Accounts receivable:
     Trade, less allowance of $204,000 in 1996 and
      $165,000 in 1997 ........................................      6,149,448      7,140,578
     Other ....................................................        198,481        244,533
   Inventories ................................................      2,929,898      3,059,293
   Prepaid expenses ...........................................        668,606        809,118
   Deferred tax asset .........................................        402,703        397,064
                                                                  ------------   ------------
    Total current assets ......................................     15,308,174     15,301,823
                                                                  ------------   ------------

PROPERTY AND EQUIPMENT:
   Land and buildings .........................................      3,773,720      3,773,720
   Leasehold and building improvements ........................      2,380,010      2,545,248
   Laboratory equipment .......................................      5,734,432      5,992,496
   Furniture and fixtures .....................................      1,592,657      1,685,083
   Capital leases .............................................        342,819        342,819
                                                                  ------------   ------------
                                                                    13,823,638     14,339,366
     Less - Accumulated depreciation and
       amortization ...........................................      7,352,321      7,708,120
                                                                  ------------   ------------
   Net property and equipment .................................      6,471,317      6,631,246
                                                                  ------------   ------------

OTHER ASSETS, net:
   Goodwill ...................................................      5,346,757      7,522,197
   Other ......................................................      3,107,873      3,726,765
                                                                  ------------   ------------
                                                                     8,454,630     11,248,962
                                                                  ------------   ------------
                                                                  $ 30,234,121   $ 33,182,031
                                                                  ------------   ------------
                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------
CURRENT LIABILITIES:
   Current portion of long-term obligations ...................   $    204,213   $    205,767
   Accounts payable ...........................................        973,080      1,114,280
   Accrued liabilities:
     Payroll and employee benefits ............................      2,604,909      2,291,385
     Deferred purchase price ..................................      1,244,629      1,860,607
     Other ....................................................        422,693        357,721
                                                                  ------------   ------------
     Total current liabilities ................................      5,449,524      5,829,760
                                                                  ------------   ------------

LONG TERM LIABILITIES:
   Deferred tax liability .....................................        304,819        202,502
   Deferred purchase price ....................................        443,300        582,067
                                                                  ------------   ------------
     Total long-term liabilities ..............................        748,119        784,569
                                                                  ------------   ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS EQUITY:
   Preferred stock, $.01 par value
     Authorized - 500,000 shares
     None issued and outstanding ..............................             --             --
   Common stock, $.01 par value
     Authorized - 8,000,000 shares
     Issued and outstanding - 3,440,738 shares at
     December 31, 1996, and 3,456,617 shares at
     June 30, 1997 ............................................         34,407         34,566
   Paid-in capital ............................................     13,683,615     13,909,548
   Retained earnings ..........................................     10,318,456     12,623,588
                                                                  ------------   ------------
     Total stockholders' equity ...............................     24,036,478     26,567,702
                                                                  ------------   ------------
                                                                  $ 30,234,121   $ 33,182,031
                                                                  ------------   ------------


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                           NATIONAL DENTEX CORPORATION

                        CONSOLIDATED STATEMENTS OF INCOME

                                   (UNAUDITED)

                                                   Three Months Ended          Six Months Ended
                                                 ----------------------      ----------------------
                                                 June 30,      June 30,      June 30,      June 30,
                                                   1996          1997          1996          1997
                                                -----------   -----------   -----------   -----------
Net sales ...................................   $13,705,235   $15,266,540   $26,053,833   $29,247,471
Cost of goods sold ..........................     7,574,989     8,393,593    14,599,595    16,393,117
                                                -----------   -----------   -----------   -----------
   Gross profit .............................     6,130,246     6,872,947    11,454,238    12,854,354
Total operating expenses ....................     4,229,880     4,677,995     8,253,967     9,120,448
                                                -----------   -----------   -----------   -----------
   Operating income .........................     1,900,366     2,194,952     3,200,271     3,733,906
Other income ................................        43,777        28,696        85,198        59,848
Interest income .............................        22,060        16,702        58,754        35,371
                                                -----------   -----------   -----------   -----------
   Income before provision for income taxes .     1,966,203     2,240,350     3,344,223     3,829,125
Provision for income taxes ..................       786,481       891,660     1,337,689     1,523,993
                                                -----------   -----------   -----------   -----------
   Net income ...............................   $ 1,179,722   $ 1,348,690   $ 2,006,534   $ 2,305,132
                                                ===========   ===========   ===========   ===========

Net income per share ........................   $       .34   $       .38   $       .57   $       .66
                                                ===========   ===========   ===========   ===========

Weighted average shares outstanding .........     3,518,928     3,509,545     3,509,461     3,504,191
                                                ===========   ===========   ===========   ===========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                           NATIONAL DENTEX CORPORATION

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                   (Unaudited)

                                                     Preferred Stock          Common Stock
                                                  -------------------   -------------------------
                                                 Number of   $.01 Par     Number of    $.01 Par
                                                  Shares       Value       Shares        Value
                                                  ------      -------   -----------   -----------
BALANCE, December 31, 1996 ....................       --      $    --     3,440,738   $    34,407

Issuance of 2,083 shares of common stock under
  the employee stock option plan ..............       --           --         2,083            21

Issuance of 12,386 shares of common stock under
   the employee stock purchase plan ...........       --           --        12,386           124

Issuance of 1,410 shares of common stock as
   director's fees ............................       --           --         1,410            14

                                                      --           --            --            --
                                                  ------      -------   -----------   -----------
Net income
BALANCE, June 30, 1997 ........................       --      $    --     3,456,617   $    34,566
                                                  ======      =======   ===========   ===========

                                                      Paid-in       Retained
                                                      Capital       Earnings       Total
                                                    -----------   -----------   -----------
BALANCE, December 31, 1996 ....................     $13,683,615   $10,318,456   $24,036,478

Issuance of 2,083 shares of common stock under
  the employee stock option plan ..............          20,452            --        20,473

Issuance of 12,386 shares of common stock under
   the employee stock purchase plan ...........         181,525            --       181,649

Issuance of 1,410 shares of common stock as
   director's fees ............................          23,956            --        23,970

                                                             --     2,305,132     2,305,132
                                                    -----------   -----------   -----------
Net income
BALANCE, June 30, 1997 ........................     $13,909,548   $12,623,588   $26,567,702
                                                    ===========   ===========   ===========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                           NATIONAL DENTEX CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                             For the six months ended June 30,
                                                             ---------------------------------
                                                                 1996                  1997
                                                             -----------           -----------
Cash flows from operating activities:
Net income ........................................          $ 2,006,534           $ 2,305,132
Adjustments to reconcile net income to net cash
  provided by operating activities, net of effects
  of acquisitions:
    Depreciation and amortization .................              644,695               779,681
    Increase in accounts receivable ...............             (393,843)             (732,095)
    Increase in inventories .......................             (194,461)              (94,700)
    Increase in prepaid expenses ..................             (116,685)             (137,327)
    (Increase) decrease in deferred tax asset .....              (10,010)               15,639
    (Increase) decrease in other assets ...........               47,554               (34,293)
    (Increase) decrease in accounts payable and
     accrued liabilities ..........................             (659,702)             (379,663)
    Decrease in deferred tax liability ............              (89,739)             (102,317)
                                                             -----------           -----------
    Net cash provided by operating activities .....            1,234,703             1,620,057
                                                             -----------           -----------

Cash flows from investing activities:
  Payment for acquisitions, net of cash acquired ..             (839,017)           (2,425,864)
  Payment of deferred purchase price ..............             (845,252)             (300,681)
  Additions to property and equipment, net ........             (650,989)             (428,960)
                                                             -----------           -----------
    Net cash used in investing activities .........           (2,335,258)           (3,155,505)
                                                             -----------           -----------

Cash flows from financing activities:
  Net payments of current and long-term obligations              (95,918)                1,554
  Proceeds from issuance of common stock ..........              366,214               226,093
                                                             -----------           -----------
    Net cash provided by financing activities .....              270,296               227,647
                                                             -----------           -----------

Net decrease in cash ..............................             (830,259)           (1,307,801)

Cash at beginning of period .......................            4,193,394             4,959,038
                                                             -----------           -----------

Cash at end of period .............................          $ 3,363,135           $ 3,651,237
                                                             -----------           -----------

Supplemental disclosures of cash flow information:
  Interest paid ...................................          $    16,058           $     5,915
                                                             -----------           -----------
  Income taxes paid ...............................          $ 1,355,462           $ 1,599,391
                                                             -----------           -----------


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          NATIONAL DENTEX CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 JUNE 30, 1997



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

                                    For the three months ended       For the six months ended       Year Ended
                                    --------------------------       ------------------------       ----------
                                              June 30                         June 30               December 31

Per Share Amounts                      1997            1996            1997            1996            1996
                                       ----            ----            ----            ----            ----
Primary EPS as reported              $    .38        $    .34        $    .66        $    .57        $   1.06
Effect of SFAS No. 128                    .01              --             .01             .02             .03
                                     --------        --------        --------        --------        --------
Basic EPS as restated                $    .39        $    .34        $    .67        $    .59        $   1.09
                                     ========        ========        ========        ========        ========

Fully Diluted EPS as reported        $    .38        $    .34        $    .66        $    .57        $   1.06
Effect of SFAS No. 128                     --              --              --              --              --
                                     --------        --------        --------        --------        --------
Diluted EPS as restated              $    .38        $    .34        $    .66        $    .57        $   1.06
                                     ========        ========        ========        ========        ========


(3) SUBSEQUENT EVENTS

On July 1, 1997 the Company acquired all of the outstanding capital stock of T.L.C. Dental Laboratories, Inc. of Orlando, Florida.

ITEM 2.


           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

================================================================================


LIQUIDITY AND CAPITAL RESOURCES

         Working capital decreased from $9,859,000 at December 31, 1996 to $9,472,000 at June 30, 1997. Cash and equivalents decreased $1,308,000 from $4,959,000 at December 31, 1996. Operating activities provided $1,620,000 in cash flow for the six months ended June 30,1997. Cash outflows related to dental laboratory acquisitions totaled $2,727,000 for the same period.

         The Company maintains a financing agreement (the "Agreement") with State Street Bank and Trust Company (the "Bank"). The Agreement, as amended and extended on June 27, 1997, includes revolving lines of credit of $4,000,000 and $8,000,000. The interest rate on both revolving lines of credit is the prime rate minus 0.5% or the LIBOR rate plus 1.5%, at the Company's option. The first revolving line of credit matures on June 1, 2001 and the second revolving line of credit matures on June 1, 2000. A commitment fee of one eighth of 1% is payable on the unused amount of the first revolving line of credit. At June 30, 1997, the full principal amount was available to the Company under both revolving lines of credit.

         Management believes that existing working capital and financing will be sufficient to meet contemplated operating and capital requirements, including costs associated with anticipated acquisitions, if any, in the foreseeable future.

         This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that could affect capital expenditures, the Company's requirements for capital, the costs associated with anticipated acquisitions and the Company's results of operations include general economic conditions, the availability of laboratories for purchase by the Company, the ability of the Company to acquire and successfully operate additional dental laboratories, governmental regulation of health care, other factors affecting patient visits to the Company's clients, and other risks indicated in filings with the Securities and Exchange Commission.

RESULTS OF OPERATIONS

         The following table sets forth for the periods indicated the percentage of net sales represented by certain items in the Company's Consolidated Financial Statements:

                                          Six months ended
                                          ----------------
                                         June 30,   June 30,
                                           1996      1997
                                         --------  --------
Net sales                                  100.0%   100.0%
Cost of goods sold                          56.0     56.0
                                           -----    -----
Gross profit                                44.0     44.0

Total operating expenses                    31.7     31.2
                                           -----    -----
Operating income                            12.3     12.8

Other income                                 0.3      0.2
Interest income                              0.2      0.1
                                           -----    -----
Income before provision for income taxes    12.8     13.1

Provision for income taxes                   5.1      5.2
                                           -----    -----

Net income                                   7.7%     7.9%
                                           -----    -----


   SIX MONTHS ENDED JUNE 30, 1997 COMPARED WITH SIX MONTHS ENDED JUNE 30, 1996


Net Sales
         Net sales increased $3,194,000 or 12.3% in the six months ended June 30, 1997 over the corresponding period of the prior year. Approximately $2,135,000 of this increase is attributable to business at dental laboratories owned less than one year, with the remaining increase representing unit growth at dental laboratories owned during both the six months ended June 30, 1997 and the comparable six months ended June 30, 1996.


Cost of Goods Sold
         Cost of goods sold, which consists principally of labor and related benefits, cost of materials, and laboratory overhead, increased by $1,794,000. As a percentage of sales, cost of goods sold was 56.0% in both the six months ended June 30, 1997 and the comparable six months ended June 30, 1996. Increases in materials costs were offset by improvements in labor productivity and a decrease in laboratory overhead expenses.

Total Operating Expenses
         Total operating expenses, which consist of (i) selling expenses, the cost of the Company's pick-up and delivery services and administrative expenses at the dental laboratory level, and (ii) costs of operation by the Company's corporate headquarters and field support services, increased by $866,000 or 10.5% during the six months ended June 30, 1997 over the corresponding period in 1996.

          Operating expenses decreased as a percentage of net sales from 31.7% to 31.2% during the six months ended June 30, 1997 over the corresponding period in 1996. Decreases as a percentage of sales in administrative and corporate field support services were partially offset by increased incentive compensation and amortization of intangible assets acquired in acquisitions subsequent to June 30, 1996.


Operating Income
         Operating income increased by $534,000 or 16.7% for the six months ended June 30, 1997 over the corresponding period in 1996. The increase was the result of higher sales volume and reductions in operating expenses as a percentage of net sales.


Interest Income
         Interest income decreased by $23,000 or 39.8% in the six months ended June 30, 1997 over the corresponding period in 1996. The decrease was primarily due to decreased investment principal.


Provision for Income Taxes
         The Company's provision for income taxes for six months ended June 30, 1997 increased to $1,524,000 from $1,338,000 in the corresponding period in 1996. The effective tax rate decreased slightly from 40.0% to 39.8%.


Net Income
         As a result of the factors discussed above, net income for the six months ended June 30, 1997 increased by $299,000 or 14.9% over the corresponding period in 1996. Net income per share increased from $0.57 per share to $0.66 per share.

PART II.  OTHER INFORMATION

ITEM 1.  Legal Proceedings:

         No material legal proceedings are pending to which the Company is a party or of which any of its property is subject.


ITEM 2.  Changes in Securities:

         Not applicable.


ITEM 3.  Defaults upon Senior Securities:

         Not applicable.


ITEM 4.  Submission of Matters to a Vote of Security Holders:

         Not Applicable


ITEM 5.  Other Information:

         On July 1, 1997 the Company required all of the outstanding capital stock of T.L.C. Dental Laboratories, Inc. of Orlando, Florida


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



                         NATIONAL DENTEX CORPORATION
                         Registrant


August 8, 1997                By:/s/ William M. Mullahy
                                 --------------------------------------------
                              William M. Mullahy, President
                              Chief Executive Officer and Director
                              (Principal Executive Officer)



August 8, 1997                By:/s/ David L. Brown
                                 --------------------------------------------
                              David L. Brown, Vice President, Chief Financial
                              Officer, Treasurer and Assistant Clerk
                              (Principal Financial Officer)