Form 10-Q
period 1997-09-30
NATIONAL DENTEX CORP /MA/
filed 1997-11-07
CIK 913616

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

FOR THE QUARTER ENDED SEPTEMBER 30, 1997         COMMISSION FILE NUMBER: 0-23092


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


                                 (508)-820-4800
                         -------------------------------
                         (REGISTRANT'S TELEPHONE NUMBER)




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


NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AS OF NOVEMBER 4, 1997: 3,459,707.
                                                                     ---------

================================================================================

                           NATIONAL DENTEX CORPORATION


                                    FORM 10-Q


                        QUARTER ENDED SEPTEMBER 30, 1997




                                TABLE OF CONTENTS


                                                                           PAGE

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS:

          CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 1996 AND             3
          SEPTEMBER 30, 1997 (UNAUDITED)


          CONSOLIDATED STATEMENTS OF INCOME FOR THE THREE MONTHS AND          4
          NINE MONTHS ENDED SEPTEMBER 30, 1996 AND SEPTEMBER 30, 1997
          (UNAUDITED)

          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY FOR THE NINE        5
          MONTHS ENDED SEPTEMBER 30, 1997 (UNAUDITED)

          CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS           6
          ENDED SEPTEMBER 30, 1996 AND SEPTEMBER 30, 1997 (UNAUDITED)

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                          7

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND     8
          RESULTS OF OPERATIONS

PART II.  OTHER INFORMATION                                                  11

          SIGNATURES                                                         12

                           NATIONAL DENTEX CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                                                                               December 31,                September 30,
                                                                                   1996                         1997
                                                                               ------------                -------------
                                                                                                             (Unaudited)
                               ASSETS
                               ------
CURRENT ASSETS:
   Cash and equivalents.............................................           $ 4,959,038                  $ 3,739,837
   Accounts receivable:
     Trade, less allowance of $204,000 in 1996 and
      $165,000 in 1997..............................................             6,149,448                    7,037,848
     Other..........................................................               198,481                      208,445
   Inventories......................................................             2,929,898                    3,126,026
   Prepaid expenses.................................................               668,606                      780,838
   Deferred tax asset...............................................               402,703                      408,862
                                                                               -----------                  -----------
    Total current assets............................................            15,308,174                   15,301,856
                                                                               -----------                  -----------

PROPERTY AND EQUIPMENT:
   Land and buildings...............................................             3,773,720                    3,590,720
   Leasehold and building improvements..............................             2,380,010                    2,882,205
   Laboratory equipment.............................................             5,734,432                    6,125,831
   Furniture and fixtures...........................................             1,592,657                    1,798,375
   Capital leases...................................................               342,819                      342,819
                                                                               -----------                  -----------
                                                                                13,823,638                   14,739,950
     Less - Accumulated depreciation and
       amortization.................................................             7,352,321                    7,763,373
                                                                               -----------                  -----------
   Net property and equipment.......................................             6,471,317                    6,976,577
                                                                               -----------                  -----------

OTHER ASSETS, net:
   Goodwill.........................................................             5,346,757                    8,399,666
   Other............................................................             3,107,873                    4,257,409
                                                                               -----------                  -----------
                                                                                 8,454,630                   12,657,075
                                                                               -----------                  -----------
                                                                               $30,234,121                  $34,935,508
                                                                               -----------                  -----------
                LIABILITIES AND STOCKHOLDERS' EQUITY
                ------------------------------------
CURRENT LIABILITIES:
   Current portion of long-term obligations.........................           $   204,213                  $     3,646
   Accounts payable.................................................               973,080                    1,135,291
   Accrued liabilities:
     Payroll and employee benefits..................................             2,604,909                    3,153,331
     Deferred purchase price........................................             1,244,629                    1,765,928
     Other..........................................................               422,693                      148,471
                                                                               -----------                  -----------
     Total current liabilities......................................             5,449,524                    6,206,667
                                                                               -----------                  -----------

LONG TERM LIABILITIES:
   Deferred tax liability...........................................               304,819                      244,588
   Deferred purchase price..........................................               443,300                      872,967
                                                                               -----------                  -----------
     Total long-term liabilities....................................               748,119                    1,117,555
                                                                               -----------                  -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS EQUITY:
   Preferred stock, $.01 par value
     Authorized - 500,000 shares
     None issued and outstanding....................................                   ---                          ---
   Common stock, $.01 par value
     Authorized - 8,000,000 shares
     Issued and outstanding - 3,440,738 shares at
     December 31, 1996, and 3,459,291 shares at
     September 30, 1997.............................................                34,407                       34,593
   Paid-in capital..................................................            13,683,615                   13,950,612
   Retained earnings................................................            10,318,456                   13,626,081
                                                                               -----------                  -----------
     Total stockholders' equity.....................................            24,036,478                   27,611,286
                                                                               -----------                  -----------
                                                                               $30,234,121                  $34,935,508
                                                                               -----------                  -----------

  The accompanying notes are an integral part of these consolidated financial statements.

                           NATIONAL DENTEX CORPORATION

                        CONSOLIDATED STATEMENTS OF INCOME

                                   (UNAUDITED)



                                                        Three months ended                    Nine months ended
                                                  --------------------------------     --------------------------------
                                                  September 30,      September 30,     September 30,      September 30,
                                                       1996               1997              1996               1997
                                                  -------------      -------------     -------------      -------------
Net sales....................................      $12,987,428        $15,117,547       $39,041,261        $44,365,018

Cost of goods sold...........................        7,561,389          8,784,726        22,160,984         25,177,843
                                                   -----------        -----------       -----------        -----------
   Gross profit..............................        5,426,039          6,332,821        16,880,277         19,187,175

Total operating expenses.....................        4,124,172          4,707,234        12,378,139         13,827,682
                                                   -----------        -----------       -----------        -----------
   Operating income..........................        1,301,867          1,625,587         4,502,138          5,359,493

Other income ................................           27,691             17,742           112,889             77,590

Interest income..............................           31,805             21,941            90,559             57,312
                                                   -----------        -----------       -----------        -----------
   Income before provision for income taxes..        1,361,363          1,665,270         4,705,586          5,494,395

Provision for income taxes...................          525,311            662,777         1,863,000          2,186,770
                                                   -----------        -----------       -----------        -----------
   Net income ...............................      $   836,052        $ 1,002,493       $ 2,842,586        $ 3,307,625
                                                   ===========        ===========       ===========        ===========

Net income per share                               $       .24        $       .28       $       .81        $       .94
                                                   ===========        ===========       ===========        ===========

Weighted average shares outstanding                  3,510,464          3,524,872         3,510,282          3,510,948
                                                   ===========        ===========       ===========        ===========




  The accompanying notes are an integral part of these consolidated financial statements.

                           NATIONAL DENTEX CORPORATION

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                   (Unaudited)



                                                    Preferred Stock        Common Stock
                                                 --------------------  --------------------
                                                 Number of   $.01 Par  Number of   $.01 Par    Paid-in     Retained
                                                  Shares       Value    Shares      Value      Capital     Earnings       Total
                                                 --------    --------  ---------   --------  -----------  -----------  -----------
BALANCE, December 31, 1996.....................     ---        $ ---   3,440,738   $ 34,407  $13,683,615  $10,318,456  $24,036,478

Issuance of 2,757 shares of common stock
  under the employee stock option plan.........     ---          ---       2,757         28       27,536          ---       27,564

Issuance of 12,386 shares of common stock
   under the employee stock purchase plan .....     ---          ---      12,386        124      181,525          ---      181,649

Issuance of 2,000 shares of common stock as
   compensation................................     ---          ---       2,000         20       33,980          ---       34,000

Issuance of 1,410 shares of common stock as
   director's fees.............................     ---          ---       1,410         14       23,956          ---       23,970

                                                    ---           ---        ---        ---          ---    3,307,625    3,307,625
                                                   ----        ------  ---------   --------  -----------  -----------  -----------
Net income.....................................
BALANCE, September 30, 1997....................     ---        $ ---   3,459,291   $ 34,593  $13,950,612  $13,626,081  $27,611,286
                                                   ====        =====   =========   ========  ===========  ===========  ===========










  The accompanying notes are an integral part of these consolidated financial statements.

                           NATIONAL DENTEX CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)



                                                                         For the nine months ended September 30,
                                                                        -----------------------------------------
                                                                            1996                         1997
                                                                        ------------                 ------------
Cash flows from operating activities:
Net income......................................................        $  2,842,586                 $  3,307,625
Adjustments to reconcile net income to net cash
  provided by operating activities, net of effects
  of acquisitions:
    Depreciation and amortization...............................             999,420                    1,266,938
    Increase in accounts receivable.............................            (24,198)                    (376,874)
    Increase in inventories.....................................           (310,996)                    (140,971)
    Increase in prepaid expenses ...............................            (71,023)                    (108,702)
    (Increase) decrease in deferred tax asset ..................            (65,667)                        3,841
    (Increase) decrease in other assets.........................             145,892                    (166,577)
    Increase (decrease) in accounts payable and
     accrued liabilities........................................           (796,234)                      149,772
    Decrease in deferred tax liability..........................            (18,107)                     (60,231)
                                                                        ------------                 ------------
    Net cash provided by operating activities...................           2,701,673                    3,874,821
                                                                        ------------                 ------------

Cash flows from investing activities:
  Payment for acquisitions, net of cash acquired............               (839,017)                  (3,691,799)
  Payment of deferred purchase price............................           (978,629)                    (604,329)
  Additions to property and equipment, net......................           (650,989)                    (864,509)
                                                                        ------------                 ------------
    Net cash used in investing activities.......................         (2,468,635)                  (5,160,637)
                                                                        ------------                 ------------

Cash flows from financing activities:
  Net payments of current and long-term obligations.............            (95,918)                    (200,568)
  Proceeds from issuance of common stock........................             366,214                      267,183
                                                                        ------------                 ------------
    Net cash provided by financing activities...................             270,296                       66,615
                                                                        ------------                 ------------

Net decrease in cash............................................             503,334                  (1,219,201)

Cash at beginning of period.....................................           4,193,394                    4,959,038
                                                                        ------------                 ------------

Cash at end of period...........................................        $  4,696,728                 $  3,739,837
                                                                        ------------                 ------------

Supplemental disclosures of cash flow information:
  Interest paid.................................................        $     18,741                 $      8,599
                                                                        ------------                 ------------
  Income taxes paid.............................................        $  2,143,128                 $  2,518,566
                                                                        ------------                 ------------








   The accompanying notes are an integral part of these consolidated financial statements.

                           NATIONAL DENTEX CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1997

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

                                  For the three months ended     For the nine months ended         Year Ended
                                  --------------------------     -------------------------         -----------
                                         September 30                    September 30              December 31

Per Share Amounts                       1997      1996                  1997      1996                 1996
                                        ----      ----                  ----      ----                 ----

Primary EPS as reported                 $.28      $.24                  $.94      $.81                $1.06
Effect of SFAS No. 128                   .01       .01                   .02       .02                  .03
                                        ----      ----                  ----      ----                -----
Basic EPS as restated                   $.29      $.25                  $.96      $.83                $1.09
                                        ====      ====                  ====      ====                =====

Fully Diluted EPS as reported           $.28      $.24                  $.94      $.81                $1.06
Effect of SFAS No. 128                   ---       ---                   ---       ---                  ---
                                        ----      ----                  ----      ----                -----
Diluted EPS as restated                 $.28      $.24                  $.94      $.81                $1.06
                                        ====      ====                  ====      ====                =====

(3) ACQUISITIONS

In July, 1997 the Company acquired all of the capital stock of T.L.C. Dental Laboratories, Inc. in Orlando, Florida. The acquisition, which has been reflected in the accompanying consolidated balance sheet as of September 30, 1997 has been accounted for as a purchase in accordance with Accounting Principle Board Opinion No. 16.

ITEM 2.


           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

================================================================================


LIQUIDITY AND CAPITAL RESOURCES

         Working capital decreased from $9,859,000 at December 31, 1996 to $9,095,000 at September 30, 1997. Cash and equivalents decreased $1,219,000 from $4,959,000 at December 31, 1996. Operating activities provided $3,875,000 in cash flow for the nine months ended September 30,1997. Cash outflows related to dental laboratory acquisitions totaled $4,296,000 for the same period.

         The Company maintains a financing agreement (the "Agreement") with State Street Bank and Trust Company (the "Bank"). The Agreement, as amended and extended on June 27, 1997, includes revolving lines of credit of $4,000,000 and $8,000,000. The interest rate on both revolving lines of credit is the prime rate minus 0.5% or the LIBOR rate plus 1.5%, at the Company's option. The first revolving line of credit matures on June 1, 2001 and the second revolving line of credit matures on June 1, 2000. A commitment fee of one eighth of 1% is payable on the unused amount of both revolving lines of credit. At September 30, 1997, the full principal amount was available to the Company under both revolving lines of credit.

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

RESULTS OF OPERATIONS

         The following table sets forth for the periods indicated the percentage of net sales represented by certain items in the Company's Consolidated Financial Statements:

                                                                                         Nine months ended
                                                                                ------------------------------------
                                                                                September 30,          September 30,
                                                                                    1996                   1997
                                                                                -------------          -------------
                 Net sales                                                         100.0%                 100.0%
                 Cost of goods sold                                                 56.8                   56.8
                                                                                   -----                  -----
                 Gross profit                                                       43.2                   43.2

                 Total operating expenses                                           31.7                   31.2
                                                                                   -----                  -----
                 Operating income                                                   11.5                   12.1

                 Other income                                                        0.3                    0.2
                 Interest income                                                     0.2                    0.1
                                                                                   -----                  -----
                 Income before provision for income taxes                           12.1                   12.4

                 Provision for income taxes                                          4.8                    4.9
                                                                                   -----                  -----

                 Net income                                                          7.3%                   7.5%
                                                                                   -----                  -----


      NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED WITH NINE MONTHS ENDED
                               SEPTEMBER 30, 1996


Net Sales
         Net sales increased $5,324,000 or 13.6% in the nine months ended September 30, 1997 over the corresponding period of the prior year. Approximately $3,505,000 of this increase was attributable to business at dental laboratories owned less than one year, with the remaining increase representing unit growth at dental laboratories owned during both the nine months ended September 30, 1997 and the comparable nine months ended September 30, 1996.


Cost of Goods Sold
         Cost of goods sold, which consists principally of labor and related benefits, cost of materials, and laboratory overhead, increased by $3,017,000. As a percentage of sales, cost of goods sold was 56.8% in both the nine months ended September 30, 1997 and the comparable nine months ended September 30, 1996. Increases in materials costs continued to be offset by improvements in labor productivity and decreases in laboratory overhead expenses.

Total Operating Expenses
         Total operating expenses, which consist of (i) selling expenses, the cost of the Company's pick-up and delivery services and administrative expenses at the dental laboratory level, and (ii) costs of operation by the Company's corporate headquarters and field support services, increased by $1,450,000 or 11.7% during the nine months ended September 30, 1997 over the corresponding period in 1996.

          Operating expenses decreased as a percentage of net sales from 31.7% to 31.2% during the nine months ended September 30, 1997 over the corresponding period in 1996. Decreases as a percentage of sales in administrative, selling and corporate field support services were partially offset by increased delivery expenses, increased incentive compensation and amortization of intangible assets acquired in acquisitions subsequent to September 30, 1996.


Operating Income
         Operating income increased by $857,000 or 19.0% for the nine months ended September 30, 1997 over the corresponding period in 1996. The increase was the result of higher sales volume and reductions in operating expenses as a percentage of net sales.


Interest Income
         Interest income decreased by $33,000 or 36.7% in the nine months ended September 30, 1997 over the corresponding period in 1996. The decrease was primarily due to decreased investment principal.


Provision for Income Taxes
         The Company's provision for income taxes for the nine months ended September 30, 1997 increased to $2,187,000 from $1,863,000 in the corresponding period in 1996. The effective tax rate increased slightly from 39.6% to 39.8%.


Net Income
         As a result of the factors discussed above, net income for the nine months ended September 30, 1997 increased by $465,000 or 16.4% over the corresponding period in 1996. Net income per share increased from $0.81 per share to $0.94 per share.

PART II.  OTHER INFORMATION

ITEM 1.           Legal Proceedings:

         The Company is a party to various legal proceedings incident to its normal course of business, none of which management believes will have a material adverse effect on the Company's results of operations or financial position.


Item 2.  Changes in Securities:

         Not applicable.


ITEM 3.  Defaults upon Senior Securities:

         Not applicable.


ITEM 4.  Submission of Matters to a Vote of Security Holders:

         Not Applicable


ITEM 5.  Other Information:

         Not Applicable


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



                                    NATIONAL DENTEX CORPORATION
                                    ---------------------------
                                    Registrant


November 6, 1997                       By: /s/ William M. Mullahy
                                           -------------------------------------
                                           William M. Mullahy, President
                                           Chief Executive Officer and Director
                                           (Principal Executive Officer)



November 6, 1997                       By: /s/ David L. Brown
                                           -------------------------------------
                                           David L. Brown, Vice President,
                                           Chief Financial Officer, Treasurer
                                           and Assistant Clerk
                                           (Principal Financial Officer)