Form 10-K
period 1997-12-31
NATIONAL DENTEX CORP /MA/
filed 1998-03-05
CIK 913616

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                       OR
     [ ]
               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE TRANSITION PERIOD FROM        TO

                         COMMISSION FILE NUMBER 0-23092

                          NATIONAL DENTEX CORPORATION
             (Exact name of registrant as specified in its charter)

               MASSACHUSETTS                            04-2762050
      (State or Other Jurisdiction of      (I.R.S. Employer Identification No.)
       Incorporation or Organization)

    526 BOSTON POST ROAD, WAYLAND, MA                     01778
 (Address of Principal Executive Offices)               (Zip Code)

                                 (508) 358-4422
               (Registrant's Telephone No., including Area Code)

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

     Indicated by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of February 17, 1998, the aggregate market value of the 3,159,462 outstanding shares of voting stock held by non-affiliates of the registrant was $71,087,895.

     As of February 17, 1998, 3,461,623 shares of the registrant's Common Stock, par value $.01 per share, were issued and outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of Registrant's definitive Proxy Statement for the Registrant's Special Meeting in Lieu of Annual Meeting of Stockholders to be held on April 7, 1998 are incorporated by reference into Part III.
================================================================================

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     National Dentex Corporation (the "Company") was founded in 1982 as H&M Laboratories Services, Inc., a Massachusetts corporation, which acquired six full-service dental laboratories and related branch laboratories from Healthco, Inc. In 1983, the Company changed its name to National Dentex Corporation and acquired 20 additional full-service dental laboratories and related branch laboratories from Lifemark Corporation. The Company today owns and operates 32 dental laboratories, consisting of 27 full-service dental laboratories and five branch laboratories located in 21 states through the United States. The Company's dental laboratories custom design and fabricate dentures, crowns and fixed bridges, and other dental prosthetic appliances. Each dental laboratory operates under its own business name. The Company's principal executive offices are located at 526 Boston Post Road, Wayland, MA 01778, telephone number (508) 358-4422.

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

SALES AND MARKETING

     Each of the Company's local dental laboratories markets and sells its products through its own direct sales force. The sales force interacts with dentists within its market area, primarily through visits to dentists' offices, to introduce the dental laboratory's services and products offered, and to promote new products and techniques that can assist dentists in expanding their practices. The Company has developed and utilizes its own customer-focused marketing and sales program entitled "Knowledge Based Relationships"(TM) as a sales tool. The Company believes that this unique approach toward assisting the dentist and his or her staff to improve chairtime efficiencies will enhance its ability to expand its base of business by establishing lasting professional relationships with its customers. The Company presently has a total of 26 sales representatives. In addition, the dental laboratories, either alone or with local dental societies, dental schools or study clubs, sponsor technical training clinics for dentists on topics such as advanced clinical techniques. The local dental laboratories also exhibit at state and local dental conventions.

COMPETITION

     The dental laboratory industry is highly competitive and fragmented. A typical dental laboratory's business originates from dentists located within 50 miles of the dental laboratory. There are approximately 12,000 dental laboratories in the United States, ranging in size from one to approximately 200 technicians. The Company estimates that presently its sales represent less than 3% of the total sales of custom-made dental prosthetic appliances in the United States. Competition is primarily from other dental laboratories in the respective local market areas. The vast majority of dental laboratories consist of single units, although the Company believes there is one national chain, Dental Services Group - Sentage Corporation which competes with the Company in two market areas. There is also limited competition from mail order dental laboratories.

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

EMPLOYEES

     As of December 31, 1997, the Company had 1,212 employees, 1,185 of whom worked at individual laboratories. Corporate management and administrative staff totaled 27 people. None of the Company's employees is covered by a collective bargaining agreement. Management considers the Company's employee relations to be good.

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

ITEM 2.  PROPERTIES

     The Company currently leases a total of approximately 147,000 square feet of space. As of December 31, 1997, the aggregate minimum annual rent payable for all of its leased real properties was approximately $1,063,000. The Company considers these properties to be modern, well maintained and suitable for its purposes and believes that its current facilities are adequate to meet its needs for the foreseeable future. The Company also believes that suitable substitute or replacement space is readily available. The Company's principal executive and administrative offices occupy approximately 10,200 square feet of space in Wayland, Massachusetts, which the Company first occupied in November 1997. Its 21 leased dental laboratories range in size from 1,000 to 21,000 square feet and average $45,200 in annual base rent.

     The Company owns six dental laboratory facilities, which are located in Denver, Colorado; Metairie, Louisiana; Dallas, Texas; Houston, Texas; Jacksonville, Florida; and Waukesha, Wisconsin. These locations total approximately 70,000 square feet and range in building size from 4,000 to 20,000 square feet.

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

                                                                 PRICE
                                                           ------------------
       QUARTER ENDED                                       LOW BID   HIGH BID
       -------------                                       -------   --------
       03/31/96..........................................  $19.250   $25.250
       06/30/96..........................................  $19.750   $24.500
       09/30/96..........................................  $18.750   $24.500
       12/31/96..........................................  $16.500   $20.250
       03/31/97..........................................  $16.625   $20.750
       06/30/97..........................................  $16.250   $19.250
       09/30/97..........................................  $18.375   $23.750
       12/31/97..........................................  $18.750   $23.000

     The Company has paid no cash dividends in the past and has no plans to pay cash dividends in the foreseeable future.

     As of February 17, 1998, there were approximately 410 registered record holders of the Company's Common Stock, which the Company believes represented approximately 1,900 beneficial holders. As of February 17, 1998, both the low and high bid prices of the Common Stock were $22.50.

ITEM 6.  SELECTED FINANCIAL DATA

     The following selected financial data for the five years ended December 31, 1997 are derived from the audited consolidated financial statements of the Company. The data should be read in conjunction with the financial statements and the related notes included in this Report and in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                  1993      1994      1995      1996      1997
                                                  ----      ----      ----      ----      ----
                                                      (IN THOUSANDS EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENTS OF INCOME:
     Net sales.................................  $33,624   $37,788   $44,283   $51,971   $59,196
     Cost of goods sold........................   19,371    21,334    24,853    29,627    33,755
                                                 -------   -------   -------   -------   -------
     Gross profit..............................   14,253    16,454    19,430    22,344    25,441
     Total operating expenses..................   11,443    12,729    14,440    16,462    18,370
                                                 -------   -------   -------   -------   -------
     Operating income..........................    2,810     3,725     4,990     5,882     7,071
     Other income..............................      116       136       187       141        69
     Interest expense (income).................      323      (144)     (234)     (131)      (81)
                                                 -------   -------   -------   -------   -------
     Income before provision for income
       taxes...................................    2,603     4,005     5,411     6,154     7,221
     Provision for income taxes................      756     1,602     2,167     2,449     2,874
                                                 -------   -------   -------   -------   -------
     Net income................................  $1,847    $ 2,403   $ 3,244   $ 3,705   $ 4,347
                                                 =======   =======   =======   =======   =======
     Net income per share - basic..............  $  0.91   $  0.79   $  1.02   $  1.09   $  1.26
                                                 =======   =======   =======   =======   =======
     Net income per share - diluted............  $  0.78   $  0.72   $  0.95   $  1.06   $  1.24
                                                 =======   =======   =======   =======   =======
     Weighted average shares
       outstanding - basic.....................    2,024     3,025     3,175     3,414     3,454
     Weighted average shares
       outstanding - diluted...................    2,378     3,322     3,427     3,509     3,517

CONSOLIDATED BALANCE SHEET DATA:
     Working capital...........................  $ 8,312   $ 8,742   $ 7,557   $ 9,859   $ 9,611
     Total assets..............................   17,304    21,405    28,202    30,234    35,730
     Long-term obligations, including current
       portion.................................       49        39       298       204        --
     Stockholders' equity......................  $13,576   $16,030   $19,956   $24,036   $28,669

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     The Company's working capital decreased from $9,859,000 at December 31, 1996 to $9,611,000 at December 31, 1997. Cash and equivalents decreased $47,000 from $4,959,000 at December 31, 1996 to $4,912,000 at December 31, 1997.
Operating activities provided $5,773,000 in cash flow for the year ended December 31,1997. Inventories increased $107,000 from December 31, 1996. The increase in inventory was attributable to the acquisition of dental laboratories.

     Cash outflows related to dental laboratory acquisitions totaled $4,376,000 for the year ended December 31, 1997. Capital expenditures for the same period were $1,525,000. The Company expects that increases in capital expenditures, if any, will be in proportion with increasing revenues.

     The Company maintains a financing agreement (the "Agreement") with State Street Bank and Trust Company (the "Bank"). The Agreement, as amended and extended on June 27, 1997, includes revolving lines of credit of $4,000,000 and $8,000,000. The interest rate on both revolving lines of credit is the prime rate minus one half of one percent or Libor rate plus 1.5%, at the Company's option. Both revolving lines of credit mature on June 1, 2001.

     A commitment fee of one eighth of 1% is payable on the unused amount of both lines of credit. At December 31, 1997, the full principal amount was available to the Company under both revolving lines of credit. The Agreement requires compliance with certain covenants, including the maintenance of specified net worth and other financial ratios. As of December 31, 1997, the Company was in compliance with these covenants.

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

RESULTS OF OPERATIONS

     The following table sets forth for the periods indicated the percentage of net sales represented by certain items in the Company's Consolidated Financial
Statements:

                                                                   YEARS ENDED DECEMBER 31,
                                                                   ------------------------
                                                                   1995      1996      1997
                                                                   ----      ----      ----
      Net sales.................................................  100.0%    100.0%    100.0%
      Cost of goods sold........................................   56.1      57.0      57.0
                                                                  -----     -----     -----
      Gross profit..............................................   43.9      43.0      43.0
      Total operating expenses..................................   32.6      31.7      31.0
                                                                  -----     -----     -----
      Operating income..........................................   11.3      11.3      12.0
      Other income..............................................    0.4       0.3       0.1
      Interest income...........................................    0.5       0.2       0.1
                                                                  -----     -----     -----
      Income before provision for income taxes..................   12.2      11.8      12.2
      Provision for income taxes................................    4.9       4.7       4.9
                                                                  -----     -----     -----
      Net income................................................    7.3%      7.1%      7.3%
                                                                  =====     =====     =====

YEAR ENDED DECEMBER 31, 1997 COMPARED WITH YEAR ENDED DECEMBER 31, 1996

  Net Sales

     For the year ended December 31, 1997, net sales increased $7,225,000 or 13.9% over the prior year ended December 31, 1996. Of this increase approximately $2,377,000 or 4.6% came from same laboratory sales, while approximately $4,848,000 came from acquisitions.

  Cost of Goods Sold

     The Company's cost of goods sold, which consists principally of labor and related benefits, cost of materials, and laboratory overhead, increased by $4,128,000 or 13.9% in the fiscal year ended December 31,

1997 over the prior fiscal year, attributable primarily to increased unit sales. The Company continued its emphasis on training of technical personnel at individual dental laboratories and cross training programs. Cost of goods sold as a percentage of sales for the year 1997 remained constant at 57.0%.

  Total Operating Expenses

     Operating expenses, which consist of selling, delivery and administrative expenses both at the laboratory and corporate level, increased by $1,908,000 or 11.6% in the year ended December 31, 1997 over 1996. During this same period operating expenses decreased as a percentage of net sales from 31.7% in 1996 to 31.0% in 1997.

  Operating Income

     Due to the increase in net sales and improved productivity, which held constant the cost of goods sold and reduced the operating expenses as a percent of net sales, operating income increased $1,189,000 or 20.2% in fiscal year 1997 over fiscal year 1996.

  Interest Income

     Interest income decreased by $50,000 in the year ended December 31, 1997 from 1996. The decrease was due to decreased investment principal following two laboratory acquisitions during the year.

  Provision for Income Taxes

     The provision for income taxes increased to $2,874,000 in 1997 from $2,449,000 in 1996. This $425,000 increase was the result of increased income. The 39.8% effective tax rate for fiscal year 1997 remained consistent with the 39.8% effective tax rate for fiscal year 1996.

  Net Income

     As a result of all the factors discussed above, net income increased to $4,347,000 or $1.24 per share on a diluted basis in 1997 from $3,705,000 or $1.06 per share on a diluted basis in 1996.

YEAR ENDED DECEMBER 31, 1996 COMPARED WITH YEAR ENDED DECEMBER 31, 1995

  Net Sales

     Net sales increased $7,688,000 or 17.4% for the year ended December 31, 1996 over the year ended December 31, 1995. Approximately $6,515,000 of this increase was attributable to acquired sales, with the remaining increase representing unit growth at dental laboratories operating throughout the year ended December 31, 1996 and the comparison year ended December 31, 1995.

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

     This increase was primarily attributable to the operating and amortization expense associated with acquired dental laboratories. During this same period operating expenses decreased as a percentage of net sales from 32.6% in 1995 to 31.7% in 1996.

  Operating Income

     Operating income increased by $892,000 or 17.9% for the year ended December 31, 1996 over 1995. The increase was the result of higher sales volume. Operating income was 11.3% of sales for the years ended December 31, 1995 and 1996.

  Interest Income

     Interest income decreased by $103,000 or 44.0% in the year ended December 31, 1996 from 1995. The decrease was due to lower interest rates for short-term liquid investments and decreased investment principal.

  Provision for Income Taxes

     The Company's provision for income taxes for the year ended December 31, 1996 increased to $2,449,000 from $2,167,000 in 1995. The effective tax rate decreased slightly from 40.0% to 39.8%.

  Net Income

     As a result of the factors discussed above, net income for the year ended December 31, 1996 increased by $461,000 or 14.2% over 1995. Net income per share on a diluted basis increased from $0.95 per share to $1.06 per share.

GENERAL

     This Form 10-K and the Company's Annual Report contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that could affect operating results, capital expenditures, the Company's requirements for capital and the costs associated with anticipated acquisitions include general economic conditions, the availability of laboratories for purchase by the Company, the ability of the Company to acquire and successfully operate additional laboratories, governmental regulation of health care, other factors affecting patient visits to the Company's clients, and other risks indicated in the Company's filings with the Securities and Exchange Commission.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable.

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

                                                          THREE MONTHS ENDED
                       -----------------------------------------------------------------------------------------
                       MARCH 31,   JUNE 30,   SEPT. 30,   DEC. 31,   MARCH 31,   JUNE 30,   SEPT. 30,   DEC. 31,
                         1996        1996       1996        1996       1997        1997       1997        1997
                       ---------   --------   ---------   --------   ---------   --------   ---------   --------
                                             (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
Net sales............   $12,349    $13,705     $12,987    $12,930     $13,981    $15,266     $15,118    $14,831
Gross profit.........     5,324      6,130       5,426      5,464       5,981      6,873       6,333      6,254
Gross margin.........      43.1%      44.7%       41.8%      42.3%       42.8%      45.0%       41.9%      42.2%
Operating income.....     1,300      1,900       1,302      1,380       1,539      2,195       1,626      1,711
Operating margin.....      10.5%      13.9%       10.0%      10.7%       11.0%      14.4%       10.8%      11.5%
Net income...........   $   827    $ 1,180     $   836    $   862     $   956    $ 1,349     $ 1,003    $ 1,039
Net income per
  share - diluted....   $  0.24    $  0.34     $  0.24    $  0.25     $  0.27    $  0.38     $  0.28    $  0.29

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     (a) Directors.  The information with respect to directors required by this item is incorporated herein by reference from Registrant's Proxy Statement dated March 5, 1998 for the special meeting in lieu of the annual shareholders meeting to be held on April 7, 1998 (the "1998 Proxy Statement").

     (b) Executive Officers. The information with respect to executive officers required by this item is incorporated herein by reference from the 1998 Proxy Statement.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this item is incorporated herein by reference from the 1998 Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is incorporated herein by reference from the 1998 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS The information required by this item is incorporated herein by reference from the 1998 Proxy Statement.

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

     List of Financial Statements and Schedules Referenced in this Item 14

     The historical consolidated financial statements of National Dentex Corporation included herein are as listed below:

                                                                   PAGE
                                                                   ----

     Report of Independent Public Accountants....................   F-2
     Consolidated Balance Sheets as of December 31, 1996 and
       1997......................................................   F-3
     Consolidated Statements of Income for the three years ended
       December 31, 1997.........................................   F-4
     Consolidated Statements of Stockholders' Equity for the
       three years ended December 31, 1997.......................   F-5
     Consolidated Statements of Cash Flows for the three years
       ended December 31, 1997...................................   F-6
     Notes to Consolidated Financial Statements..................   F-7

     Certain Financial Schedules included herewith:

     Schedule II: Valuation and Qualifying Accounts

     All other schedules are omitted because they are not applicable or not required, or because the required information is shown either in the financial statements or in the notes thereto.

     (b) Reports on Form 8-K.

     During the Company's fiscal quarter ended December 31, 1997, the Company was not required to file, and did not file, any Current Report on Form 8-K.

     (c) Exhibits.

     (i) The following exhibits, required by Item 601 of Regulation S-K, are filed herewith:

     EXHIBIT NO.                                  TITLE
     -----------                                  -----

         11            Computation of Net Income Per Share
         23            Consent of Arthur Andersen LLP
         27            Financial Data Schedule

     (ii) The following exhibits were filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1995 and are herein incorporated by reference:

     EXHIBIT NO.                                  TITLE
     -----------                                  -----

        *10a           Long Term Incentive Plan, as amended.

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

        *10e Change of Control Severance Agreement between the Company and David L. Brown dated April 1, 1995.

        *10f           Employment Agreement between the Company and William M.
                       Mullahy, dated April 1, 1995.

        *10g Change of Control Severance Agreement between the Company and William M. Mullahy, dated April 1, 1995.

     (iii) The following exhibits were filed as part of the Company's Form S-1 Registration Statement (File No. 33-70440) declared effective by the Securities and Exchange Commission on December 21, 1993 and are herein incorporated by reference:

     EXHIBIT NO.                              TITLE
     -----------                              -----

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

          4f Exchange Agreement, dated as of September 30, between the Company and American Medical International, Inc. ("AMI").

          4g Restated Letter Agreement, dated February 22, 1993, between the Company and State Street Bank and Trust Company (the "Bank").

          4h Guaranty and Pledge Agreement, dated May 3, 1990, among Harkins, Mullahy and the Bank.

          4i Limited Guaranty and Pledge Agreement, dated as of May 3, 1990, between the Bank and Rust.

          4j Limited Guaranty and Pledge Agreement, dated as of May 3, 1990, between the Bank and NCC.

          4k Limited Guaranty and Pledge Agreement, dated as of May 3, 1990, between the Bank and NCV.

          4l Limited Guaranty and Pledge Agreement, dated as of May 3, 1990, between the Bank and O'Donnell & Masur.

          4m Limited Guaranty and Pledge Agreement, dated as of February 27, 1992, between Mullahy and the Bank.

          4n       Common Stock Purchase Warrant, dated as of September 30,
                   1985 to AMI.

          4o Common Stock Purchase Warrant, dated as of February 27, 1992 to the Bank.

          4p       Proposed Form of Common Stock Purchase Warrant to Advest,
                   Inc.

          4q Form of Lock-Up Agreements from each of Rust, NCC, NCV, O'Donnell & Masur, Mullahy, Harkins, David L. Brown, Richard
                   F. Becker, Jr., Richard G. Mariacher, Arthur B. Champagne, James F. Dodd, III, Kenneth C. Hallett and Donald E. Merz.

          4r       Form of Lock-Up Agreement from Trustee for Albert M. Tate,
                   Jr. D.D.S.

     EXHIBIT NO.                               TITLE
     -----------                               -----

        *10a        Salary Continuation Agreement, dated April 1, 1985, between the Company and Mullahy.
        *10b        Salary Continuation Agreement, dated April 1, 1985, between the Company and Merz.
        *10c        National Dentex Corporation Laboratory Incentive
                    Compensation Plan.
        *10d        National Dentex Corporation Executives Incentive
                    Compensation Plan.
        *10e        National Dentex Corporation Group Managers Incentive
                    Compensation Plan.
        *10g        National Dentex Corporation Dollars Plus Plan, as amended on
                    January 3, 1986.
        *10h        National Dentex Corporation Employees' Stock Purchase Plan.
        *10j        Nonqualified Stock Option Agreement, dated April 24, 1991, between the Company and Mullahy, as amended on October 14, 1993.

---------------

* These exhibits relate to a management contract or to a compensatory plan or arrangement.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          NATIONAL DENTEX CORPORATION


                                          By:    /s/ WILLIAM M. MULLAHY
                                             -----------------------------------
                                               WILLIAM M. MULLAHY, PRESIDENT

March 5, 1998

     In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                      SIGNATURE                                    TITLE                        DATE
                      ---------                                    -----                        ----

               /s/ WILLIAM M. MULLAHY                  President, Chief Executive            March 5, 1998
-----------------------------------------------------    Officer and Director
                 WILLIAM M. MULLAHY                      (Principal Executive
                                                         Officer)

                /s/ DAVID V. HARKINS                   Chairman of the Board and             March 5, 1998
-----------------------------------------------------    Director
                  DAVID V. HARKINS

                 /s/ JACK R. CROSBY                    Director                              March 5, 1998
-----------------------------------------------------
                   JACK R. CROSBY

               /s/ WILLIAM H. MCCLURG                  Director                              March 5, 1998
-----------------------------------------------------
                 WILLIAM H. MCCLURG

                /s/ NORMAN F. STRATE                   Director                              March 5, 1998
-----------------------------------------------------
                  NORMAN F. STRATE

                 /s/ DAVID L. BROWN                    Vice President, Treasurer &           March 5, 1998
-----------------------------------------------------    Chief Financial Officer, and
                   DAVID L. BROWN                        Assistant Clerk (Principal
                                                         Financial Officer)

             /s/ RICHARD F. BECKER, JR.                Vice President, Finance and           March 5, 1998
-----------------------------------------------------    Assistant Treasurer
               RICHARD F. BECKER, JR.                    (Principal Accounting
                                                         Officer)

                          NATIONAL DENTEX CORPORATION

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

                                                                 PAGE
                                                                 ----
Financial Statements:
The historical consolidated financial statements of National
  Dentex Corporation included herein are as listed below.
     Report of Independent Public Accountants...............      F-2
     Consolidated Balance Sheets as of December 31, 1996
      and 1997..............................................      F-3
     Consolidated Statements of Income for the three years
      ended December 31, 1997...............................      F-4
     Consolidated Statements of Stockholders' Equity for
      the three years ended December 31, 1997...............      F-5
     Consolidated Statements of Cash Flows for the three
      years ended December 31, 1997.........................      F-6
     Notes to Consolidated Financial Statements.............      F-7

Schedule:
     Valuation and Qualifying Accounts......................  Schedule II

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To National Dentex Corporation:

     We have audited the accompanying consolidated balance sheets of National Dentex Corporation (a Massachusetts corporation) as of December 31, 1996 and 1997, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of National Dentex Corporation as of December 31, 1996 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

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

                                            /s/ ARTHUR ANDERSEN LLP
                                            Arthur Andersen LLP

Boston, Massachusetts
February 4, 1998

                          NATIONAL DENTEX CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  1996           1997
                                                              ------------   ------------
ASSETS
CURRENT ASSETS:
    Cash and equivalents....................................  $ 4,959,038    $ 4,912,097
    Accounts receivable:
        Trade, less allowance of $204,000 in 1996 and
         $146,000 in 1997...................................    6,149,448      6,708,260
        Other...............................................      198,481        208,799
    Inventories.............................................    2,929,898      3,091,800
    Prepaid expenses........................................      668,606        493,781
    Deferred tax asset......................................      402,703        364,979
                                                              -----------    -----------
        Total current assets................................   15,308,174     15,779,716
                                                              -----------    -----------
PROPERTY AND EQUIPMENT:
    Land and buildings......................................    3,773,720      3,590,720
    Leasehold and building improvements.....................    2,380,010      3,142,342
    Laboratory equipment....................................    5,734,432      6,491,244
    Furniture and fixtures..................................    1,592,657      1,832,982
    Capital leases..........................................      342,819        342,819
                                                              -----------    -----------
                                                               13,823,638     15,400,107
    Less -- Accumulated depreciation and amortization.......    7,352,321      7,981,989
                                                              -----------    -----------
    Net property and equipment..............................    6,471,317      7,418,118
                                                              -----------    -----------
OTHER ASSETS, net:
    Goodwill................................................    5,346,757      8,254,191
    Noncompetition agreements...............................    2,750,787      3,508,875
    Other...................................................      357,086        768,953
                                                              -----------    -----------
                                                                8,454,630     12,532,019
                                                              -----------    -----------
                                                              $30,234,121    $35,729,853
                                                              ===========    ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Current portion of long-term obligations................  $   204,213    $        --
    Accounts payable........................................      973,080      1,137,701
    Accrued liabilities:
        Payroll and employee benefits.......................    2,604,909      2,826,089
        Deferred purchase price.............................    1,244,629      1,868,577
        Other...............................................      422,693        336,661
                                                              -----------    -----------
            Total current liabilities.......................    5,449,524      6,169,028
                                                              -----------    -----------
LONG TERM LIABILITIES:
    Deferred tax liability..................................      304,819        195,827
    Deferred purchase price.................................      443,300        696,367
                                                              -----------    -----------
            Total long-term liabilities.....................      748,119        892,194
                                                              -----------    -----------
COMMITMENTS AND CONTINGENCIES (Note 7)
STOCKHOLDERS' EQUITY:
    Preferred stock, $.01 par value Authorized -- 500,000
     shares None issued and outstanding.....................           --             --
    Common stock, $.01 par value Authorized -- 8,000,000
     shares Issued and outstanding -- 3,440,738 shares at
     December 31, 1996, and 3,460,829 shares at December 31,
     1997...................................................       34,407         34,608
    Paid-in capital.........................................   13,683,615     13,968,731
    Retained earnings.......................................   10,318,456     14,665,292
                                                              -----------    -----------
            Total stockholders' equity......................   24,036,478     28,668,631
                                                              -----------    -----------
                                                              $30,234,121    $35,729,853
                                                              ===========    ===========

                          NATIONAL DENTEX CORPORATION

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                       YEARS ENDED
                                                        ------------------------------------------
                                                        DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                            1995           1996           1997
                                                        ------------   ------------   ------------
Net sales.............................................  $44,283,064    $51,971,105    $59,196,110
Cost of goods sold....................................   24,853,120     29,627,013     33,755,470
                                                        -----------    -----------    -----------
     Gross profit.....................................   19,429,944     22,344,092     25,440,640
Total operating expenses..............................   14,439,562     16,462,045     18,370,360
                                                        -----------    -----------    -----------
     Operating income.................................    4,990,382      5,882,047      7,070,280
Other income..........................................      186,128        141,000         69,265
Interest income.......................................      234,049        131,316         81,114
                                                        -----------    -----------    -----------
     Income before provision for income taxes.........    5,410,559      6,154,363      7,220,659
Provision for income taxes............................    2,166,751      2,449,437      2,873,823
                                                        -----------    -----------    -----------
     Net income.......................................  $ 3,243,808    $ 3,704,926    $ 4,346,836
                                                        ===========    ===========    ===========
Net income per share - basic..........................  $      1.02    $      1.09    $      1.26
                                                        ===========    ===========    ===========
Net income per share - diluted........................  $       .95    $      1.06    $      1.24
                                                        ===========    ===========    ===========
Weighted average shares outstanding - basic...........    3,175,150      3,414,411      3,454,473
                                                        ===========    ===========    ===========
Weighted average shares outstanding - diluted.........    3,427,209      3,509,231      3,516,770
                                                        ===========    ===========    ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                          NATIONAL DENTEX CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                              PREFERRED STOCK          COMMON STOCK
                                            --------------------   --------------------
                                            NUMBER OF   $.01 PAR   NUMBER OF   $.01 PAR     PAID-IN      RETAINED
                                             SHARES      VALUE      SHARES      VALUE       CAPITAL      EARNINGS        TOTAL
                                            ---------   --------   ---------   --------     -------      --------        -----
BALANCE, December 31, 1994................     --         $--     3,088,874    $30,889    $12,629,125   $ 3,369,722   $16,029,736

Issuance of 166,971 shares of common stock
  under the stock option plans............     --          --       166,971      1,670        555,130            --       556,800
Issuance of 14,643 shares of common stock
  under the employee stock purchase
  plan....................................     --          --        14,643        146        113,086            --       113,232
Issuance of 980 shares of common stock as
  director's fees.........................     --          --           980         10         11,995            --        12,005
Net income................................     --          --            --         --             --     3,243,808     3,243,808
                                              ---         ---      ---------   -------    -----------   -----------   -----------
BALANCE, December 31, 1995................     --          --      3,271,468    32,715     13,309,336     6,613,530    19,955,581

Issuance of 155,028 shares of common stock
  under the stock option plans............     --          --       155,028      1,550        217,228            --       218,778
Issuance of 13,634 shares of common stock
  under the employee stock purchase
  plan....................................     --          --        13,634        136        145,049            --       145,185
Issuance of 608 shares of common stock as
  director's fees.........................     --          --           608          6         12,002            --        12,008
Net income................................     --          --            --         --             --     3,704,926     3,704,926
                                              ---         ---      ---------   -------    -----------   -----------   -----------
BALANCE, December 31, 1996................     --          --      3,440,738    34,407     13,683,615    10,318,456    24,036,478

Issuance of 6,295 shares of common stock
  under the stock option plans............     --          --         6,295         63         79,635            --        79,698
Issuance of 12,386 shares of common stock
  under the employee stock purchase
  plan....................................     --          --        12,386        124        181,525            --       181,649
Issuance of 1,410 shares of common stock
  as director's fees......................     --          --         1,410         14         23,956            --        23,970
Net income................................     --          --            --         --             --     4,346,836     4,346,836
                                              ---         ---      ---------   -------    -----------   -----------   -----------
BALANCE, December 31, 1997................     --         $--      3,460,829   $34,608    $13,968,731   $14,665,292   $28,668,631
                                              ===         ===      =========   =======    ===========   ===========   ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                          NATIONAL DENTEX CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                            YEARS ENDED
                                                             ------------------------------------------
                                                             DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                                 1995           1996           1997
                                                             ------------   ------------   ------------
Cash flows from operating activities:
    Net income.............................................  $ 3,243,808    $ 3,704,926    $ 4,346,836
    Adjustments to reconcile net income to net cash
       provided by operating activities, net of effects of
       acquisitions:
         Depreciation and amortization.....................      922,141      1,350,314      1,753,376
         (Increase) decrease in accounts receivable........     (388,600)        35,788        (47,640)
         Increase in inventories...........................     (244,566)      (385,004)      (106,745)
         (Increase) decrease in prepaid expenses...........     (116,372)         3,241        178,355
         (Increase) decrease in deferred tax asset.........      (21,770)       (26,228)        47,724
         (Increase) decrease in other assets...............       55,820        (63,973)      (309,343)
         Increase (decrease) in accounts payable and
            accrued liabilities............................       82,970       (694,129)        19,480
         Decrease in deferred tax liability................      (91,637)       (29,277)      (108,992)
                                                             -----------    -----------    -----------
              Net cash provided by operating activities....    3,441,794      3,895,658      5,773,051
                                                             -----------    -----------    -----------
Cash flows from investing activities:
    Payment for acquisitions, net of cash acquired.........   (4,019,935)      (839,017)    (3,691,799)
    Payment of deferred purchase price.....................   (1,000,718)    (1,607,826)      (684,631)
    Additions to property and equipment, net...............     (934,641)      (964,894)    (1,524,666)
                                                             -----------    -----------    -----------
         Net cash used in investing activities.............   (5,955,294)    (3,411,737)    (5,901,096)
                                                             -----------    -----------    -----------
Cash flows from financing activities:
    Net payments of current and long-term obligations......       (2,247)       (94,248)      (204,213)
    Net proceeds from issuance of common stock.............      682,037        375,971        285,317
                                                             -----------    -----------    -----------
         Net cash provided by financing activities.........      679,790        281,723         81,104
                                                             -----------    -----------    -----------
Net increase (decrease) in cash and equivalents............   (1,833,710)       765,644        (46,941)
Cash and equivalents at beginning of period................    6,027,104      4,193,394      4,959,038
                                                             -----------    -----------    -----------
Cash and equivalents at end of period......................  $ 4,193,394    $ 4,959,038    $ 4,912,097
                                                             ===========    ===========    ===========
Supplemental disclosures of cash flow information:
    Interest paid..........................................  $    13,007    $    22,098    $    11,179
                                                             ===========    ===========    ===========
    Income taxes paid......................................  $ 1,806,795    $ 2,739,444    $ 3,071,545
                                                             ===========    ===========    ===========
Supplemental schedule of noncash investing and financing
  activities:
    The Company purchased the operations of certain dental
       laboratories in 1995, 1996 and 1997. In conjunction
       with these acquisitions, liabilities were assumed as
       follows:
    Fair value of assets acquired..........................  $ 7,905,740    $ 1,618.000    $ 5,735,000
    Cash paid..............................................   (4,103,236)      (910,000)    (3,893,000)
    Deferred purchase price at date of acquisition.........   (2,918,116)      (468,000)    (1,545,000)
                                                             -----------    -----------    -----------
Liabilities assumed........................................  $   884,388    $   240,000    $   297,000
                                                             ===========    ===========    ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                          NATIONAL DENTEX CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1997

(1)  ORGANIZATION

     National Dentex Corporation (the "Company") owns and operates 27 full-service dental laboratories and five branch laboratories in 21 states throughout the United States. Working from dentists' work orders, the Company's dental laboratories custom design and fabricate dentures, crowns and fixed bridges, and other dental prosthetic appliances.

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Principles of Consolidation

     The consolidated financial statements include all operations of the Company. Acquisitions are reflected from the date acquired by the Company (see
Note 3) to December 31, 1997. All significant intercompany balances and transactions have been eliminated in consolidation.

  Revenue Recognition

     Revenue is recognized as the dentists' orders are shipped.

  Inventories

     Inventories, consisting principally of raw materials, are stated at the lower of cost (first-in, first-out) or market.

  Property and Equipment

     Property and equipment are stated at cost, less accumulated depreciation. Depreciation is calculated using the straight-line method over the following estimated useful lives:

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

  Other Assets

     Included in other assets are the costs of noncompetition agreements which are deferred and amortized on a straight-line basis according to the terms of the agreements typically over five to ten years. Goodwill is being amortized using the straight-line method over a period of 20 years, the estimated useful life. The Company continually evaluates whether events and circumstances have occurred that indicate the remaining estimated useful life of goodwill may warrant revision or that the remaining balance of goodwill may not be recoverable. When factors indicate that goodwill should be evaluated for possible impairment, the Company uses an estimate of the related business segment's undiscounted operating income over the remaining life of the goodwill in measuring whether the goodwill is recoverable. As of December 31, 1997 there have been no write-downs of goodwill.

                          NATIONAL DENTEX CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1997 -- (CONTINUED)

     Accumulated amortization on these intangible assets was approximately $1,855,000 and $2,840,000 at December 31, 1996 and 1997, respectively.

  Income Taxes

     The Company follows Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes". Under SFAS No. 109, deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been included in the financial statements or tax returns. The amount of deferred tax asset or liability is based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

  Net Income per Common Share

     During 1997, the Company adopted the provisions of SFAS No. 128, "Earnings per Share", which is effective for financial statements for periods ending after December 15, 1997. SFAS No. 128 requires replacement of primary earnings per share ("EPS") with basic EPS, which is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding. Diluted EPS, which gives effect to all dilutive potential common shares outstanding, is also required.

  Cash and Equivalents

     The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

  Stock-Based Compensation

     Effective January 1, 1996, the Company adopted the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" (see Note 8). The Company has elected to continue to account for stock options at intrinsic value with disclosure of the effects of fair value accounting on net income and earnings per share on a pro forma basis.

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

  Disclosures About the Fair Value of Financial Instruments

     The Company's financial instruments consist mainly of cash and equivalents, accounts receivable and accounts payable. The carrying amounts of the Company's cash and equivalents, accounts receivable and accounts payable approximate their fair value due to the short-term nature of these instruments.

  Accounting Pronouncements

     The Financial Accounting Standards Board issued two new statements in June 1997. SFAS No. 130, "Reporting Comprehensive Income", establishes standards for reporting and display of comprehensive income and its components. SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", establishes standards for the way that public business enterprises report information and operating segments in

                          NATIONAL DENTEX CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1997 -- (CONTINUED)

annual financial statements and requires reporting of selected information in interim financial reports. Both statements are effective for fiscal years beginning after December 15, 1997. The required disclosures for SFAS No. 130 will be included in the Company's quarterly report on Form 10 - Q for the first quarter of 1998. The required disclosures for SFAS No. 131 will be included in the Company's 1998 annual report on Form 10 - K.

(3) ACQUISITIONS

     During 1996, the Company acquired the following dental laboratory operations:

        Microfit Dental Laboratory................................  March 1996
        Flud Dental Laboratory....................................  April 1996

     During 1997, the Company acquired the following dental laboratory operations:

        Scrimpshire Dental Studio.................................  January 1997
        TLC Dental Laboratory.....................................  July 1997

     These acquisitions, which have been reflected in the accompanying consolidated financial statements from the dates of acquisition, have been accounted for as purchases in accordance with Accounting Principles Board (APB) Opinion No. 16. The excess of the total purchase price over the carrying amount of the net assets acquired, based on estimates of their related fair values (which are subject to revision), was allocated as follows as of December 31, 1996 and 1997:

                                                               1996         1997
                                                            ----------   ----------
        Total Purchase Price..............................  $1,378,000   $5,438,000
        Less-Fair market values assigned to assets and
          liabilities:
             Cash.........................................      71,000      202,000
             Accounts receivable..........................     183,000      521,000
             Property and equipment.......................      16,000      191,000
             Noncompete agreements........................     393,000    1,295,000
             Inventories..................................      26,000       55,000
             Other assets.................................      16,000      151,000
             Accounts payable.............................     (37,000)    (134,000)
             Accrued liabilities and other................    (203,000)    (163,000)
                                                            ----------   ----------
        Goodwill..........................................  $  913,000   $3,320,000
                                                            ==========   ==========

     In connection with these acquisitions, the Company has incurred certain deferred purchase costs relating to noncompete agreements with certain individuals, ranging over periods of five to ten years, and other contingent payments provided for in the purchase agreements.

     The following unaudited pro forma operating results of the Company assume the acquisitions had been made as of January 1, 1996. Such information includes adjustments to reflect additional depreciation, noncompete amortization, amortization of goodwill and interest expense, and is not necessarily indicative of the results of operations in future periods.

                                                                  YEAR ENDED
                                                          ---------------------------
                                                          DECEMBER 31,   DECEMBER 31,
                                                              1996           1997
                                                          ------------   ------------
                                                                  (UNAUDITED)
        Net sales.......................................  $57,873,000    $60,269,000
        Net income......................................    4,089,000      4,369,000
        Net income per share - basic....................         1.20           1.26
        Net income per share - diluted..................         1.17           1.24

                          NATIONAL DENTEX CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1997 -- (CONTINUED)

(4) INCOME TAXES

     The following is a summary of the provision for income taxes:

                                                              YEARS ENDED
                                               ------------------------------------------
                                               DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                   1995           1996           1997
                                               ------------   ------------   ------------
        Federal --
             Current.........................   $1,637,345     $2,092,021     $2,343,556
             Deferred........................       55,863       (140,849)       (70,966)
                                                ----------     ----------     ----------
                                                 1,693,208      1,951,172      2,272,590
                                                ----------     ----------     ----------
        State --
             Current.........................      463,685        523,121        613,756
             Deferred........................        9,858        (24,856)       (12,523)
                                                ----------     ----------     ----------
                                                   473,543        498,265        601,233
                                                ----------     ----------     ----------
                                                $2,166,751     $2,449,437     $2,873,823
                                                ==========     ==========     ==========

     Deferred income taxes are comprised of the following at December 31, 1996 and 1997:

                                                                    1996        1997
                                                                  ---------   ---------
        Deferred Tax Assets:
             Vacation benefits..................................  $ 180,566   $ 182,515
             Inventory basis differences........................     61,290      59,896
             Receivables basis differences......................     81,247      57,979
             Other reserves.....................................     79,600      64,589
                                                                  ---------   ---------
                  Total deferred tax assets.....................    402,703     364,979
                                                                  ---------   ---------
        Deferred Tax Liabilities:
             Property basis differences.........................   (277,693)   (345,681)
             Noncompete agreements..............................    (25,637)     89,217
             Other liabilities..................................     (1,489)     60,637
                                                                  ---------   ---------
                  Total deferred tax liabilities................   (304,819)   (195,827)
                                                                  ---------   ---------
        Net deferred tax asset..................................  $  97,884   $ 169,152
                                                                  =========   =========

     A reconciliation between the provision for income taxes computed at statutory rates and the amount reflected in the accompanying statements of income is as follows:

                                                                         YEARS ENDED
                                                          ------------------------------------------
                                                          DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                              1995           1996           1997
                                                          ------------   ------------   ------------
     Statutory federal income tax rate..................      34.0%          34.0%          34.0%
     State income tax, net of federal income tax
       benefit..........................................       5.6            5.6            5.6
     Other..............................................       0.4            0.2            0.2
                                                              ----           ----           ----
     Effective income tax rate..........................      40.0%          39.8%          39.8%
                                                              ----           ----           ----

                          NATIONAL DENTEX CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1997 -- (CONTINUED)

(5) LONG-TERM OBLIGATIONS

     Long-term obligations, which the Company paid in full during 1997, consisted of the following:

                                                                    DECEMBER 31,
                                                                   ---------------
                                                                     1996     1997
                                                                   --------   ----
     Promissory note, payable $100,000 April 1, 1996 and
       $200,000 July 31, 1997, including imputed interest
       calculated at 8.50%.......................................  $190,083   $ --
     8.50% promissory note, payable in equal monthly
       installments of $1,232, including interest, final
       payment due December 1997.................................    14,130     --
                                                                   --------   ----
                                                                    204,213
     Less -- current maturities..................................   204,213     --
                                                                   --------   ----
                                                                   $     --   $ --
                                                                   ========   ====

     The Company maintains a financing agreement (the "Agreement") with State Street Bank and Trust Company (the "Bank"). The Agreement, as amended on June 27, 1997, includes revolving lines of credit of $4,000,000 and $8,000,000. The interest rate on both revolving lines of credit is the prime rate minus 1/2 of one percent or the LIBOR rate plus 1.5%, at the Company's option. Both revolving lines of credit mature on June 1, 2001.

     A commitment fee of one eighth of 1% is payable on the unused amount of both revolving lines of credit. The Agreement requires compliance with certain covenants, including the maintenance of specified net worth and other financial ratios. As of December 31, 1997, the Company was in compliance with these covenants.

(6) BENEFIT PLANS

     The Company has an employee savings plan (the "Plan") under IRS Code
Section 401(k). The Plan allows contributions of up to 10% of a participant's salary, a portion of which is matched in cash by the Company. The Company contributes this amount once a year, within 120 days after December 31, the Plan's year-end. All employees are eligible to participate in the Plan after completing one year of service with the Company and the attainment of age 21. Participants become fully vested after six years of service or upon attaining age 65. The Company has incurred charges to operations of approximately $204,000, $240,000 and $253,000 to match contributions for the years ended December 31, 1995, 1996 and 1997, respectively.

     The Company has an incentive plan, the Laboratory Plan, for dental laboratory management and other designated key employees who could directly influence the financial performance of an individual dental laboratory. Eligibility is determined annually for each laboratory. Each participant is eligible to receive an amount based on the achievement of certain earnings levels of the participant's laboratory, as defined. The Company has incurred charges to operations of approximately $1,705,000, $1,689,000 and $1,897,000 for the years ended December 31, 1995, 1996 and 1997, respectively, under the Laboratory Plan.

     The Company has an executive bonus plan (the "Executive Incentive Compensation Plan") for key executives and management of the Company, and a management bonus plan (the "Managers Plan") for laboratory group managers. Eligibility to participate in each plan is determined annually. Participants are eligible to receive a bonus, based on a percentage of salary, dependent upon the achievement of earnings targets, as defined. The bonus is distributed within 90 days after year-end. The Company has incurred charges to operations of approximately $602,000, $486,000 and $592,000 for the years ended December 31, 1995, 1996 and 1997, respectively.

     The Company established a Supplemental Executive Retirement Plan ("SERP") for certain key employees providing for annual benefits payable over a period of ten years or in lump-sum beginning at age 65 or date of retirement. Benefits will be funded by life insurance contracts purchased by the Company. The cost

                          NATIONAL DENTEX CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1997 -- (CONTINUED)

of these benefits is being charged to expense and accrued using a present value method over the expected terms of employment. The charges to expense for the years ended December 31, 1995, 1996 and 1997 were approximately $57,000, $106,000 and $124,000, respectively.

(7)  COMMITMENTS AND CONTINGENCIES

  Operating Leases

     The Company is committed under various noncancelable operating lease agreements covering its office space and dental laboratory facilities. Certain of these leases also require the Company to pay maintenance, repairs, insurance and related taxes. The total rental expense for the years ended December 31, 1995, 1996 and 1997 was approximately $760,000, $976,000 and $1,095,000, respectively. The approximate aggregate minimum lease commitments under these leases as of December 31, 1997 are as follows:

        YEAR                                                   AMOUNT
        ----                                                   ------

        1998...............................................  $1,063,000
        1999...............................................   1,003,000
        2000...............................................     875,000
        2001...............................................     813,000
        2002...............................................     742,000
        Thereafter.........................................   2,694,000
                                                             ----------
                                                             $7,190,000
                                                             ==========

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

(8)  STOCK OPTIONS AND WARRANTS

  Stock Option Plans

     On April 24, 1991, the Company's Board of Directors (the "Board") granted a nonqualified stock option to an officer of the Company to purchase 104,399 shares of common stock of the Company at an exercise price of $1.00 per share (representing the fair market value at that time). The option expired five years from the date of grant and was nontransferable. During 1995 and 1996, 95,000 and 9,399 options were exercised, respectively.

     In addition, an Incentive Stock Option Plan (the "ISO Plan") was adopted by the Board in February 1983. An aggregate of 268,325 shares of the Company's common stock had been reserved for issuance under the ISO Plan to employees of the Company. The options are granted at the direction of the Board and may be exercised by the individual as the options vest over a three-year period, but no later than five years from the date of grant. In May 1992, the ISO Plan was terminated. During 1996 the last of these options were exercised.

                          NATIONAL DENTEX CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1997 -- (CONTINUED)

     Summarized below is the option activity under the plans for the years ended December 31, 1995, 1996 and 1997:

                                                                     OPTIONS
                                                                   OUTSTANDING
                                                        ---------------------------------
                                                        INCENTIVE STOCK    NON-QUALIFIED
                                                          OPTION PLAN      STOCK OPTIONS
                                                        ---------------    -------------
        Balance, December 31, 1994....................      179,439           104,399
             Granted..................................           --                --
             Exercised................................      (71,580)          (95,000)
             Canceled.................................       (1,305)               --
                                                           --------           -------
        Balance, December 31, 1995....................      106,554             9,399
             Granted..................................           --                --
             Exercised................................     (106,640)           (9,399)
             Canceled.................................           86                --
                                                           --------           -------
        Balance, December 31, 1996....................           --                --
                                                           --------           -------
             Granted..................................           --                --
             Exercised................................           --                --
             Canceled.................................           --                --
                                                           --------           -------
        Balance, December 31, 1997....................           --                --
                                                           ========           =======

     In May 1992, the Board adopted the 1992 Long-Term Incentive Plan (the "LTIP"). Under the LTIP, the Board may grant stock options, stock appreciation rights, restricted stock, deferred stock, stock purchase rights and other stock-based compensation to key employees, officers and directors of the Company. In August 1995 the Board amended the LTIP to increase the number of shares of common stock reserved for issuance under the plan from 150,000 to 235,000 and in April 1997 to 335,000. As of December 31, 1997, 320,771 options were outstanding, at between $9.50 and $21.875 per share, the fair market value on the dates of grant, 116,620 of which were exercisable.

     The following summarizes the transactions of the Company's LTIP for the years ended December 31, 1995, 1996 and 1997:

                                           1995                   1996                   1997
                                    -------------------    -------------------    -------------------
                                               WEIGHTED               WEIGHTED               WEIGHTED
                                               AVERAGE                AVERAGE                AVERAGE
                                               EXERCISE               EXERCISE               EXERCISE
                                     SHARES     PRICE       SHARES     PRICE       SHARES     PRICE
                                     ------    --------     ------    --------     ------    --------
Outstanding at beginning of
  year............................    44,000    $ 9.50      135,730    $12.35      209,302    $15.25
Granted...........................    95,115     13.59       81,210     19.80      124,960     20.38
Exercised.........................      (391)     9.50       (3,183)    10.13       (4,295)    10.64
Canceled..........................    (2,994)    10.16       (4,455)    13.56       (9,196)    16.41
                                    --------    ------     --------    ------     --------    ------
Outstanding at end of year........   135,730    $12.35      209,302    $15.25      320,771    $17.28
                                    ========    ======     ========    ======     ========    ======
Exercisable at end of year........    13,487    $ 9.50       64,924    $11.79      116,620    $13.77
Weighted average fair value of
  options granted.................  $   2.70               $   3.97               $   4.64

     Of the options outstanding at December 31, 1997, 103,892 have exercise prices between $9.50 and $15.00, with a weighted average price of $11.64 and a weighted average remaining contractual life of 5.2 years. Of these options, 80,028 are exercisable at a weighted average exercise price of $11.33. The remaining 216,879 options have exercise prices between $16.50 and $21.875, with a weighted average exercise price of $19.98 and a weighted average remaining contractual life of 9.1 years. Of these options 36,592 are exercisable at a weighted average exercise price of $19.12.

                          NATIONAL DENTEX CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1997 -- (CONTINUED)

     Also, the Company has the 1992 Employees' Stock Purchase Plan (the "Stock Purchase Plan") under which an aggregate of 100,000 shares of the Company's common stock may be purchased, through a payroll deduction program, primarily at a price equal to 85% of the fair market value of the common stock on either the grant date or the exercise date, whichever is lower. The number of shares of common stock purchased through the Stock Purchase Plan for 1995, 1996 and 1997 were 14,643, 13,634 and 12,386, respectively. The Stock Purchase Plan was renewed with a grant date of April 1, 1997 and an exercise date of March 31, 1998.

     The Company accounts for the LTIP and Stock Purchase Plan under APB Opinion No. 25 under which no compensation cost has been recognized. Had compensation costs for these plans been determined consistent with SFAS No. 123, the Company's net income and earnings per share would have been reduced to the following pro forma amounts:

                                                             DECEMBER 31,
                                                 ------------------------------------
                                                    1995         1996         1997
                                                 ----------   ----------   ----------
        Net Income:
             As reported.......................  $3,243,808   $3,704,926   $4,346,836
             Pro forma.........................   3,144,633    3,446,190    4,026,642
        Earnings per share -- basic:
             As reported.......................  $     1.02   $     1.09   $     1.26
             Pro forma.........................         .99         1.01         1.17
        Earnings per share -- diluted:
             As reported.......................  $      .95   $     1.06   $     1.24
             Pro forma.........................         .92          .98         1.14

     Because the SFAS No. 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

     The fair value of each option grant under the LTIP and the Stock Purchase Plan, is estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1995, 1996 and 1997 respectively: risk-free interest rates of between 4.92% and 5.76% for the 1995 option grants, between 4.91% and 5.98% for the 1996 option grants and between 5.19% and 5.48% for the 1997 option grants; no expected dividend yield for any plan year; expected lives of between one and three years for the 1995, 1996 and 1997 option grants, based on vesting periods; expected volatility of between 26.68% and 28.27% for 1995 option grants, between 33.19% and 35.84% for option grants in 1996 and between 33.34% and 36.74% for option grants in 1997.

  Warrants

     In December 1993, the Company issued warrants to the representative of the underwriter to purchase 100,000 shares of common stock of the Company at an exercise price of 135% of the initial offering price of $8.00, or $10.80 per share. In January 1996, 35,806 shares of common stock of the Company were issued in a cashless exercise of 70,000 of these warrants, leaving 30,000 outstanding.

                          NATIONAL DENTEX CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1997 -- (CONTINUED)

(9) EARNINGS PER SHARE

     Basic earnings per share was computed by dividing net income by the weighted-average common shares outstanding. Diluted earnings per share was computed by giving the effect to all dilutive potential common shares outstanding. These shares include shares issuable upon the exercise of options and warrants as determined by the application of the treasury stock method. The effect of SFAS No. 128 on previously reported earnings per share data was as follows:

                                                         1995       1996
                                                         -----      -----
                                                        (PER SHARE AMOUNTS)

        Primary EPS as reported........................  $ .95      $1.06
        Effect of SFAS No. 128.........................    .07        .03
                                                         -----      -----
        Basic EPS as restated..........................  $1.02      $1.09
                                                         =====      =====
        Fully diluted EPS as reported..................  $ .93      $1.06
        Effect of SFAS No. 128.........................    .02         --
                                                         -----      -----
        Diluted EPS as restated........................  $ .95      $1.06
                                                         =====      =====

     Options to purchase 185,789 shares of common stock at prices ranging from $19.75 to $21.875 per share were outstanding during 1997 but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares. The options, which expire March 2006 through October 2007 were still outstanding at the end of 1997.

                                                                     SCHEDULE II

                          NATIONAL DENTEX CORP0RATION

                       VALUATION AND QUALIFYING ACCOUNTS

                                       BALANCE
                                         AT        CHARGED TO                               BALANCE AT
                                      BEGINNING    COSTS AND                                  END OF
                                      OF PERIOD     EXPENSES     WRITE-OFFS    DEDUCTION      PERIOD
                                      ---------    ----------    ----------    ---------    ----------
Allowance for Doubtful Accounts:
     December 31, 1995..............  $107,099      $106,942      $ 34,045     $     --      $179,996
     December 31, 1996..............  $179,996      $ 69,124      $ 44,981     $     --      $204,139
     December 31, 1997..............  $204,139      $ 49,473      $107,936     $     --      $145,676