Form 10-Q
period 1998-03-31
NATIONAL DENTEX CORP /MA/
filed 1998-05-12
CIK 913616

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                              --------------------


                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                                     OF THE
                         SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED MARCH 31, 1998             COMMISSION FILE NUMBER: 0-23092


                           NATIONAL DENTEX CORPORATION
                           ---------------------------


            MASSACHUSETTS                                    04-2762050
       ------------------------                      ---------------------------
       (State of Incorporation)                      (I.R.S. Identification No.)



  526 BOSTON POST ROAD, WAYLAND, MA                              01778
----------------------------------------                      ----------
(Address of Principal Executive Offices)                      (Zip Code)


                               (508) - 358 - 4422
                         -------------------------------
                         (Registrant's Telephone Number)



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


Number of shares of Common Stock outstanding as of May 8, 1998: 3,486,710.
                                                                ---------

================================================================================

                           NATIONAL DENTEX CORPORATION


                                    FORM 10-Q


                          QUARTER ENDED MARCH 31, 1998




                                TABLE OF CONTENTS


                                                                            PAGE

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS:

          Consolidated Balance Sheets as of December 31, 1997 and
          March 31, 1998 (Unaudited)                                           3

          Consolidated Statements of Income for the three months               4
          ended March 31, 1997 and March 31, 1998 (Unaudited)

          Consolidated Statements of Stockholders' Equity for the              5
          three months ended March 31, 1998 (Unaudited)

          Consolidated Statements of Cash Flows for the three months ended 6 March 31, 1997 and March 31, 1998 (Unaudited)

          Notes to Consolidated Financial Statements                           7

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION          9
          AND RESULTS OF OPERATIONS

Item 3.   Quantitative and Qualitative Disclosures About Market Risk          12

PART II.  OTHER INFORMATION                                                   13

          Signatures                                                          15

                           NATIONAL DENTEX CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                                                                     December 31,               March 31,
                                                                         1997                      1998
                                                                     ------------              -----------
                                                                                               (Unaudited)
                                     ASSETS
                                     ------
CURRENT ASSETS:
   Cash and equivalents ......................................       $ 4,912,097               $ 3,885,580
   Accounts receivable:
     Trade, less allowance of $146,000 in 1997 and
      $158,000 in 1998 .......................................         6,708,260                 7,033,161
     Other ...................................................           208,799                   208,753
   Inventories ...............................................         3,091,800                 3,190,591
   Prepaid expenses ..........................................           493,781                   936,527
   Deferred tax asset ........................................           364,979                   366,742
                                                                     -----------               -----------
    Total current assets .....................................        15,779,716                15,621,354
                                                                     -----------               -----------

PROPERTY AND EQUIPMENT:
   Land and buildings ........................................         3,590,720                 3,681,402
   Leasehold and building improvements .......................         3,142,342                 3,224,632
   Laboratory equipment ......................................         6,491,244                 6,634,862
   Furniture and fixtures ....................................         1,832,982                 1,928,580
   Capital leases ............................................           342,819                   342,819
                                                                     -----------               -----------
                                                                      15,400,107                15,812,295
     Less - Accumulated depreciation and
       amortization ..........................................         7,981,989                 8,193,026
                                                                     -----------               -----------
   Net property and equipment ................................         7,418,118                 7,619,269
                                                                     -----------               -----------

OTHER ASSETS, net:
   Goodwill ..................................................         8,254,191                 9,697,256
   Noncompetition agreements .................................         3,508,875                 3,667,335
   Other .....................................................           768,953                   867,594
                                                                     -----------               -----------
                                                                      12,532,019                14,232,185
                                                                     -----------               -----------
                                                                     $35,729,853               $37,472,808
                                                                     -----------               -----------
                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------
CURRENT LIABILITIES:
   Accounts payable ..........................................       $ 1,137,701               $ 1,127,598
   Accrued liabilities:
     Payroll and employee benefits ...........................         2,826,089                 2,502,726
     Current portion of deferred purchase price ..............         1,868,577                 1,517,652
     Other ...................................................           336,661                 1,076,414
                                                                     -----------               -----------
     Total current liabilities ...............................         6,169,028                 6,224,390
                                                                     -----------               -----------

LONG TERM LIABILITIES:
   Deferred tax liability ....................................           195,827                   162,615
   Deferred purchase price ...................................           696,367                 1,341,634
                                                                     -----------               -----------
     Total long-term liabilities .............................           892,194                 1,504,249
                                                                     -----------               -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS EQUITY:
   Preferred stock, $.01 par value
     Authorized - 500,000 shares
     None issued and outstanding .............................                 -                         -
   Common stock, $.01 par value
     Authorized - 8,000,000 shares
     Issued and outstanding - 3,460,829 shares at
     December 31, 1997, and 3,462,882 shares at
     March 31, 1998 ..........................................            34,608                    34,629
   Paid-in capital ...........................................        13,968,731                13,989,980
   Retained earnings .........................................        14,665,292                15,719,560
                                                                     -----------               -----------
     Total stockholders' equity ..............................        28,668,631                29,744,169
                                                                     -----------               -----------
                                                                     $35,729,853               $37,472,808
                                                                     -----------               -----------

   The accompanying notes are an integral part of these consolidated financial statements.

                           NATIONAL DENTEX CORPORATION

                        CONSOLIDATED STATEMENTS OF INCOME

                                   (UNAUDITED)



                                                                   Three Months Ended
                                                            ---------------------------------
                                                              March 31,            March 31,
                                                                1997                 1998
                                                            -----------           -----------

Net sales .............................................     $13,980,931           $15,140,373

Cost of goods sold ....................................       7,999,524             8,717,688
                                                            -----------           -----------
   Gross profit .......................................       5,981,407             6,422,685

Total operating expenses ..............................       4,442,453             4,715,089
                                                            -----------           -----------
   Operating income ...................................       1,538,954             1,707,596

Other income ..........................................          31,152                14,400

Interest income .......................................          18,669                29,281
                                                            -----------           -----------
   Income before provision for income taxes ...........       1,588,775             1,751,277

Provision for income taxes ............................         632,333               697,009
                                                            -----------           -----------
   Net income .........................................     $   956,442           $ 1,054,268
                                                            ===========           ===========

Net income per share - Basic ..........................     $       .28           $       .30
                                                            ===========           ===========

Net income per share - Diluted ........................     $       .27           $       .30
                                                            ===========           ===========

Weighted average shares outstanding - Basic ...........       3,441,088             3,461,780
                                                            ===========           ===========

Weighted average shares outstanding - Diluted .........       3,498,813             3,568,033
                                                            ===========           ===========




   The accompanying notes are an integral part of these consolidated financial statements.

                           NATIONAL DENTEX CORPORATION

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                   (Unaudited)



                                                   Preferred Stock       Common Stock
                                                -------------------   -------------------
                                                Number of  $.01 Par   Number of  $.01 Par     Paid-in      Retained
                                                 Shares      Value     Shares     Value       Capital      Earnings        Total
                                                --------   --------   ---------  --------   -----------  ------------   -----------
BALANCE, December 31, 1997 ...................      --       $ --     3,460,829   $34,608   $13,968,731   $14,665,292   $28,668,631

Issuance of 2,053 shares of common stock
  under the employee stock purchase plan .....      --         --         2,053        21        21,249            --        21,270

Net income ...................................      --         --            --        --            --     1,054,268     1,054,268
                                                  ----       ----     ---------   -------   -----------   -----------   -----------
BALANCE, March 31, 1998 ......................      --       $ --     3,462,882   $34,629   $13,989,980   $15,719,560   $29,744,169
                                                  ====       ====     =========   =======   ===========   ===========   ===========







   The accompanying notes are an integral part of these consolidated financial statements.

                           NATIONAL DENTEX CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)



                                                                       For The Three Months Ended
                                                                                March 31,
                                                                     -------------------------------
                                                                         1997                1998
                                                                     -----------         -----------
Cash flows from operating activities:
Net income .....................................................     $   956,442         $ 1,054,268
Adjustments to reconcile net income to net cash
  provided by operating activities, net of effects
  of acquisitions:
    Depreciation and amortization ..............................         400,220             477,384
    Increase in accounts receivable ............................        (311,246)            (90,098)
    Increase in inventories ....................................         (11,609)            (33,791)
    Increase in prepaid expenses ...............................        (182,000)           (441,598)
    Increase in deferred tax asset .............................          (9,118)             (1,763)
    Increase in other assets ...................................         (34,292)           (110,484)
    Increase in accounts payable and
     accrued liabilities .......................................         365,000             236,723
    Decrease in deferred tax liability .........................         (58,260)            (33,213)
                                                                     -----------         -----------
    Net cash provided by operating activities ..................       1,115,137           1,057,428
                                                                     -----------         -----------

Cash flows from investing activities:
  Payment for acquisitions, net of cash acquired ...............      (2,425,863)         (1,340,357)
  Payment of deferred purchase price ...........................        (238,961)           (414,641)
  Additions to property and equipment, net .....................        (162,925)           (350,217)
                                                                     -----------         -----------
    Net cash used in investing activities ......................      (2,827,749)         (2,105,215)
                                                                     -----------         -----------

Cash flows from financing activities:
  Net payments of current and long-term obligations ............             767                   -
  Proceeds from issuance of common stock .......................           6,089              21,270
                                                                     -----------         -----------
    Net cash provided by financing activities ..................           6,856              21,270
                                                                     -----------         -----------

Net decrease in cash ...........................................      (1,705,756)         (1,026,517)

Cash at beginning of period ....................................       4,959,038           4,912,097
                                                                     -----------         -----------

Cash at end of period ..........................................     $ 3,253,282         $ 3,885,580
                                                                     -----------         -----------

Supplemental disclosures of cash flow information:
  Interest paid ................................................     $     2,776         $     2,500
                                                                     -----------         -----------
  Income taxes paid ............................................     $   115,569         $     8,500
                                                                     -----------         -----------







   The accompanying notes are an integral part of these consolidated financial statements.

                           NATIONAL DENTEX CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 1998



(1) INTERIM FINANCIAL STATEMENTS

The accompanying unaudited financial statements include all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for fair presentation of the results of operations for the periods presented. Interim results are not necessarily indicative of the results to be expected for a full year.

Certain information and footnote disclosures normally included in financial statements, prepared in accordance with generally accepted accounting principles, have been condensed or omitted as allowed by Form 10-Q. The accompanying unaudited consolidated financial statements should be read in conjunction with the Company's consolidated financial statements for the year ended December 31, 1997 as filed with the Securities and Exchange Commission on Form 10-K.

(2) ACQUISITIONS

In March, 1998 the Company acquired all of the capital stock of Continental Dental Laboratory, Inc. in Phoenix, Arizona. The acquisition, which has been reflected in the accompanying consolidated balance sheet as of March 31, 1998 has been accounted for as a purchase in accordance with Accounting Principles Board Opinion No.
16.

(3) EARNINGS PER SHARE

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

                                                         Three Months
                                                             Ended
                                                        March 31, 1997
                                                     -------------------
                                                     (Per share amounts)
                                                     -------------------
                  Primary EPS as reported                    $.27
                  Effect of SFAS No. 128                      .01
                                                             ----
                  Basic EPS as restated                      $.28
                                                             ====

                  Fully diluted EPS as reported              $.27
                  Effect of SFAS No. 128                        -
                                                             ----
                  Diluted EPS as restated                    $.27
                                                             ====

(4) COMPREHENSIVE INCOME

Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," establishes standards for reporting and displaying comprehensive income and its components. The Company has adopted the statement in its quarter ending March 31, 1998. The Company does not have any other items of comprehensive income. As such, comprehensive income is equal to net income as presented on the consolidated statements of income.

ITEM 2.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

================================================================================


LIQUIDITY AND CAPITAL RESOURCES

         Working capital decreased from $9,611,000 at December 31, 1997 to $9,397,000 at March 31, 1998. Cash and equivalents decreased $1,026,000 from $4,912,000 at December 31, 1997. Operating activities provided $1,057,000 in cash flow for the three months ended March 31,1998. Cash outflows related to dental laboratory acquisitions totaled $1,755,000 for the same period.

         The Company maintains a financing agreement (the "Agreement") with State Street Bank and Trust Company (the "Bank"). The Agreement, as amended and extended on June 27, 1997, includes revolving lines of credit of $4,000,000 and $8,000,000. The interest rate on both revolving lines of credit is the prime rate minus 0.5% or the LIBOR rate plus 1.5%, at the Company's option. Both revolving lines of credit mature on June 1, 2001. A commitment fee of one eighth of 1% is payable on the unused amount of both revolving lines of credit. At March 31, 1998 the full principal amount was available to the Company under both revolving lines of credit.

         Management believes that cash flow from operations and the Company's existing financing will be sufficient to meet contemplated operating and capital requirements, including costs associated with anticipated acquisitions, if any, in the foreseeable future.

         This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that could affect capital expenditures, the Company's requirements for capital, the costs associated with anticipated acquisitions and the Company's results of operations include general economic conditions, the availability of laboratories for purchase by the Company, the ability of the Company to acquire and successfully operate additional dental laboratories, governmental regulation of health care, trends in the dental industry towards managed care, other factors affecting patient visits to the Company's clients, increases in labor and materials costs and other risks indicated in filings with the Securities and Exchange Commission.

RESULTS OF OPERATIONS

         The following table sets forth for the periods indicated the percentage of net sales represented by certain items in the Company's Consolidated Financial Statements:

                                                           Three Months Ended
                                                        ------------------------
                                                        March 31,      March 31,
                                                          1997           1998
                                                        ---------      ---------

            Net sales                                     100.0%         100.0%

            Cost of goods sold                             57.2           57.6
                                                          -----          -----

            Gross profit                                   42.8           42.4

            Total operating expenses                       31.8           31.1
                                                          -----          -----

            Operating income                               11.0           11.3

            Other income                                    0.2            0.1

            Interest income                                 0.1            0.2
                                                          -----          -----

            Income before provision for income taxes       11.4           11.6

            Provision for income taxes                      4.5            4.6
                                                          -----          -----

            Net income                                      6.8%           7.0%
                                                          -----          -----


         THREE MONTHS ENDED MARCH 31, 1998 COMPARED WITH THREE MONTHS ENDED MARCH 31, 1997

Net Sales

         Net sales increased $1,159,000 or 8.3% in the three months ended March 31, 1998 over the corresponding period of the prior year. Approximately $747,000 of this increase is attributable to business at dental laboratories owned less than one year, with the remaining increase representing unit growth at dental laboratories owned during both the three months ended March 31, 1998 and the comparable three months ended March 31, 1997.


Cost of Goods Sold

         Cost of goods sold, which consists principally of labor and related benefits, cost of materials, and laboratory overhead, increased by $718,000. As a percentage of sales, cost of goods sold increased from 57.2% to 57.6%, representing a gross margin decrease of .4%. Increases in materials costs and laboratory overhead expenses were partially offset by improvements in labor productivity. The rising cost of palladium, a component of dental alloys used in the manufacture of many of the Company's goods, was a factor in the increased materials costs. The Company has attempted to address the cost of this material in each marketplace and has made appropriate efforts to recover costs through price increases,temporary surcharges and the use of substitute metals in place of palladium-based materials.

Total Operating Expenses

         Total operating expenses, which consist of (i) selling expenses, the cost of the Company's pick-up and delivery services and administrative expenses at the dental laboratory level, and (ii) costs of operation by the Company's corporate headquarters and field support services, increased by $273,000 or 6.1% during the three months ended March 31, 1998 over the corresponding period in 1997.

          Operating expenses decreased as a percentage of net sales from 31.8% to 31.1% during the three months ended March 31, 1998 over the corresponding period in 1997.


Operating Income

         Operating income increased by $169,000 or 11.0% for the three months ended March 31, 1998 over the corresponding period in 1997. The increase was the result of higher sales volume and reductions in operating expenses as a percentage of net sales, partially offset by an increase in cost of goods sold.

Other Income

         Other income decreased $17,000 in the three months ended March 31, 1998 compared to the same period in 1997. This decrease was primarily due to increased usage of credit cards from customers and a reduction in accounts receivable service charge income on past due balances.

Interest Income

         Interest income increased by $10,000 or 56.8% in the three months ended March 31, 1998 over the corresponding period in 1997. The increase was primarily due to increased investment principal.


Provision for Income Taxes

         The Company's provision for income taxes for three months ended March 31, 1998 increased to $697,000 from $632,000 in the corresponding period in 1997. The effective tax rate remained constant at 39.8%.


Net Income

         As a result of the factors discussed above, net income for the three months ended March 31, 1998 increased by $98,000 or 10.2% over the corresponding period in 1997. Net income per share, on a diluted basis, increased from $0.27 per share to $0.30 per share.

Year 2000 Compliance

The Company's computer software systems are licensed from outside vendors. The Company's principal outside vendors have released upgrades of their software which the vendors represent are "Year 2000 compliant." Once these software upgrades are installed, the Company believes that its computer systems will be Year 2000 compliant. The Company believes that the costs of such compliance will not be material to the Company's results of operations or financial condition. The Company also has relationships with customers, vendors and other third parties that have computer software systems that may not be Year 2000 compliant. As these systems are outside of the Company's control, there can be no assurance that potential systems interruptions would not have a material adverse effect on the Company.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not applicable.

PART II.  OTHER INFORMATION

ITEM 1.  Legal Proceedings:

         No material legal proceedings are pending to which the Company is a party or of which any of its property is subject.


ITEM 2.  Changes in Securities and Use of Proceeds

         Not applicable.


ITEM 3.  Defaults upon Senior Securities:

         Not applicable.


ITEM 4.  Submission of Matters to a Vote of Security Holders:

         The Company's Annual Meeting of Stockholders was held on April 8, 1998. On February 17, 1998, the record date for the meeting, there were 3,461,623 shares of Common Stock outstanding, of which 2,537,747 shares or 73.3% were represented at the meeting by proxy or in person. At the meeting, the following matters were voted upon and approved:


         (a) Proposal to fix the number of directors at five and to elect the following persons as directors.

          Name             Number of Votes Cast         Number of Votes Withheld
          ----                 FOR Nominee                     FROM Nominee
                           --------------------         ------------------------

William M. Mullahy              2,533,985                          3,762

Jack R. Crosby                  2,535,693                          2,054

William H. McClurg              2,535,693                          2,054

David V. Harkins                2,535,793                          1,954

Norman F. Strate                2,535,793                          1,954

         (b) Proposal to approve the amendment of the Company's 1992 Long Term Incentive Plan to increase the number of shares available for issuance by 150,000.

         Number of Votes Cast     Number of Votes Cast       Number of Votes
             FOR Proposal           AGAINST Proposal            ABSTAINED
         --------------------     --------------------       ---------------

         2,501,009                       32,724                   4,014

         (c) Proposal to approve the appointment of Arthur Andersen, LLP as auditors.


         Number of Votes Cast     Number of Votes Cast       Number of Votes
             FOR Proposal           AGAINST Proposal            ABSTAINED
         --------------------     --------------------       ---------------

              2,531,663                  4,845                    1,239

ITEM 5.  Other Information:

         Not applicable.


ITEM 6.  Exhibits and Reports on form 8-K:

         a.       Exhibits: (27) Financial Data Schedule

         b. Reports on Form 8-K: A current report on Form 8-K , including items 5 and 7, was filed on April 17, 1998 in order to file restated Financial Data Schedules pursuant to Financial Accounting Standards Board Statement No. 128, earnings per share.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                             NATIONAL DENTEX CORPORATION
                             ---------------------------
                             Registrant


May 12, 1998                 By: /s/ William M. Mullahy
                                 -----------------------------------------------
                                 William M. Mullahy, President
                                 Chief Executive Officer and Director
                                 (Principal Executive Officer)



May 12, 1998                 By: /s/ David L. Brown
                                 -----------------------------------------------
                                 David L. Brown, Vice President, Chief Financial Officer, Treasurer and Assistant Clerk (Principal Financial Officer)


May 12, 1998                 By: /s/ Richard F. Becker
                                 -----------------------------------------------
                                 Richard F. Becker, Jr.
                                 Vice President, Finance
                                 (Principal Accounting Officer)