Form 10-Q
period 1998-06-30
NATIONAL DENTEX CORP /MA/
filed 1998-08-12
CIK 913616

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

FOR THE QUARTER ENDED JUNE 30, 1998            COMMISSION FILE NUMBER: 000-23092


                           NATIONAL DENTEX CORPORATION
                           ---------------------------


      MASSACHUSETTS                                        04-2762050
      -------------                                        ----------
(STATE OF INCORPORATION)                            (I.R.S. IDENTIFICATION NO.)



   526 BOSTON POST ROAD, WAYLAND, MA                          01778
   ---------------------------------                          -----
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                    (ZIP CODE)



                               (508) - 358 - 4422
                               ------------------
                         (REGISTRANT'S TELEPHONE NUMBER)



INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

                            YES   X        NO
                                -----         -----


NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AS OF AUGUST 7, 1998:  3,493,160.
                                                                  -------------

================================================================================

                           NATIONAL DENTEX CORPORATION


                                    FORM 10-Q


                           QUARTER ENDED JUNE 30, 1998



                                     TABLE OF CONTENTS
                                     -----------------

                                                                                                PAGE

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS:

           CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 1997 AND JUNE 30,                       3
           1998 (UNAUDITED)

           CONSOLIDATED STATEMENTS OF INCOME FOR THE THREE MONTHS AND SIX MONTHS                  4
           ENDED JUNE 30, 1997 AND JUNE 30, 1998 (UNAUDITED)

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY FOR THE SIX                            5
           MONTHS ENDED JUNE 30, 1998 (UNAUDITED)

           CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED                         6
           JUNE 30, 1997 AND JUNE 30, 1998 (UNAUDITED)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                             7

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND                        9
           RESULTS OF OPERATIONS

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                            11

PART II.   OTHER INFORMATION                                                                     12


           SIGNATURES                                                                            13


                                NATIONAL DENTEX CORPORATION

                                CONSOLIDATED BALANCE SHEETS

                                                           December 31,        June 30,
                                                               1997             1998
                                                           ------------      -----------
                                                                             (Unaudited)
                           ASSETS
CURRENT ASSETS:
   Cash and equivalents .................................  $ 4,912,097       $ 5,527,946
   Accounts receivable:
     Trade, less allowance of $146,000 in 1997 and
      $174,000 in 1998 ..................................    6,708,260         7,494,185
     Other ..............................................      208,799           246,043
   Inventories ..........................................    3,091,800         3,205,945
   Prepaid expenses .....................................      493,781           693,314
   Deferred tax asset ...................................      364,979           369,242
                                                           -----------       -----------
    Total current assets ................................   15,779,716        17,536,675
                                                           -----------       -----------

PROPERTY AND EQUIPMENT:
   Land and buildings ...................................    3,590,720         3,683,403
   Leasehold and building improvements ..................    3,142,342         3,245,843
   Laboratory equipment .................................    6,491,244         6,744,623
   Furniture and fixtures ...............................    1,832,982         1,961,433
   Capital leases .......................................      342,819           342,819
                                                           -----------       -----------
                                                            15,400,107        15,978,121
     Less - Accumulated depreciation and
       amortization .....................................    7,981,989         8,411,122
                                                           -----------       -----------
   Net property and equipment ...........................    7,418,118         7,566,999
                                                           -----------       -----------

OTHER ASSETS, net:
   Goodwill .............................................    8,254,191         9,559,483
   Noncompetition agreements ............................    3,508,875         3,520,794
   Other ................................................      768,953           946,261
                                                           -----------       -----------
                                                            12,532,019        14,026,538
                                                           -----------       -----------
                                                           $35,729,853       $39,130,212
                                                           -----------       -----------
                LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable .....................................  $ 1,137,701       $ 1,290,168
   Accrued liabilities:
     Payroll and employee benefits ......................    3,112,943         2,705,197
     Current portion of deferred purchase price .........    1,868,577         1,686,355
     Other ..............................................       49,807           615,416
                                                           -----------       -----------
     Total current liabilities ..........................    6,169,028         6,297,136
                                                           -----------       -----------

LONG TERM LIABILITIES:
   Deferred tax liability ...............................      195,827           115,527
   Deferred purchase price ..............................      696,367         1,101,634
                                                           -----------       -----------
     Total long-term liabilities ........................      892,194         1,217,161
                                                           -----------       -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS EQUITY:
   Preferred stock, $.01 par value
     Authorized - 500,000 shares
     None issued and outstanding ........................           --                --
   Common stock, $.01 par value
     Authorized - 8,000,000 shares
     Issued and outstanding - 3,460,829 shares at
     December 31, 1997, and 3,488,627 shares at
     June 30, 1998 ......................................       34,608            34,886
   Paid-in capital ......................................   13,968,731        14,366,710
   Retained earnings ....................................   14,665,292        17,214,319
                                                           -----------       -----------
     Total stockholders' equity .........................   28,668,631        31,615,915
                                                           -----------       -----------
                                                           $35,729,853       $39,130,212
                                                           -----------       -----------



              The accompanying notes are an integral part of these
                       consolidated financial statements.


                                          NATIONAL DENTEX CORPORATION

                                       CONSOLIDATED STATEMENTS OF INCOME

                                                  (UNAUDITED)


                                                          Three months ended                   Six months ended
                                                    ------------------------------        -----------------------------
                                                     June 30,           June 30,           June 30,          June 30,
                                                       1997               1998               1997              1998
                                                    -----------       ------------        -----------       -----------

Net sales ........................................  $15,266,540       $ 16,710,055        $29,247,471       $31,850,428
Cost of goods sold ...............................    8,393,593          9,268,325         16,393,117        17,986,013
                                                    -----------       ------------        -----------       -----------
   Gross profit ..................................    6,872,947          7,441,730         12,854,354        13,864,415
Total operating expenses .........................    4,677,995          4,982,514          9,120,448         9,697,603
                                                    -----------       ------------        -----------       -----------
   Operating income ..............................    2,194,952          2,459,216          3,733,906         4,166,812
Other income (expense) ...........................       28,696             (3,676)            59,848            10,724
Interest income ..................................       16,702             27,448             35,371            56,729
                                                    -----------       ------------        -----------       -----------
   Income before provision for income taxes ......    2,240,350          2,482,988          3,829,125         4,234,265
Provision for income taxes .......................      891,660            988,229          1,523,993         1,685,238
                                                    -----------       ------------        -----------       -----------
   Net income ....................................  $ 1,348,690       $  1,494,759        $ 2,305,132       $ 2,549,027
                                                    ===========       ============        ===========       ===========
Net income per share - Basic .....................  $       .39       $        .43        $       .67       $       .73
                                                    ===========       ============        ===========       ===========
Net income per share - Diluted ...................  $       .38       $        .42        $       .66       $       .71
                                                    ===========       ============        ===========       ===========

Weighted average shares outstanding - Basic ......    3,457,549          3,484,304          3,449,364         3,473,104
                                                    ===========       ============        ===========       ===========

Weighted average shares outstanding - Diluted ....    3,509,545          3,589,490          3,504,191         3,577,621
                                                    ===========       ============        ===========       ===========





              The accompanying notes are an integral part of these
                       consolidated financial statements.



                                                       NATIONAL DENTEX CORPORATION

                                             CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                               (Unaudited)


                                                  Preferred Stock       Common Stock
                                                -------------------  -------------------
                                                Number of  $.01 Par  Number of  $.01 Par    Paid-in     Retained
                                                 Shares     Value      Shares    Value      Capital      Earnings        Total
                                                ---------  --------  ---------  --------  -----------  -----------   -----------
BALANCE, December 31, 1997 ....................... --        $--     3,460,829  $34,608   $13,968,731  $14,665,292   $28,668,631

Issuance of 12,237 shares of common stock under
  the employee stock option plan ................. --         --        12,237      122       160,524           --       160,646
Issuance of 14,601 shares of common stock under
  the employee stock purchase plan ............... --         --        14,601      146       213,465                    213,611
Issuance of 960 shares of common stock as
 director's fees ................................. --         --           960       10        23,990                     24,000

Net income ....................................... --         --            --       --            --    2,549,027     2,549,027
                                                   --        ---     ---------  -------   -----------  -----------   -----------
BALANCE, June 30, 1998 ........................... --        $--     3,488,627  $34,886   $14,366,710  $17,214,319   $31,615,915
                                                   ==        ===     =========  =======   ===========  ===========   ===========





              The accompanying notes are an integral part of these
                       consolidated financial statements.


                                NATIONAL DENTEX CORPORATION

                           CONSOLIDATED STATEMENTS OF CASH FLOWS

                                        (UNAUDITED)


                                                      For the six months ended June 30,
                                                      ---------------------------------
                                                           1997             1998
                                                        -----------      -----------
Cash flows from operating activities:
Net income ............................................ $ 2,305,132      $ 2,549,027
Adjustments to reconcile net income to net cash
  provided by operating activities, net of effects
  of acquisitions:
    Depreciation and amortization .....................     779,681          979,795
    Increase in accounts receivable ...................    (732,095)        (588,412)
    Increase in inventories ...........................     (94,700)         (49,145)
    Increase in prepaid expenses ......................    (137,327)        (198,385)
    (Increase) decrease in deferred tax asset .........      15,639           (4,263)
    Increase in other assets ..........................     (34,293)        (189,152)
    Increase (decrease) in accounts payable and
     accrued liabilities ..............................    (379,663)          88,517
    Decrease in deferred tax liability ................    (102,317)         (80,300)
                                                        -----------      -----------
    Net cash provided by operating activities .........   1,620,057        2,507,682
                                                        -----------      -----------

Cash flows from investing activities:
  Payment for acquisitions, net of cash acquired ......  (2,425,864)      (1,340,357)
  Payment of deferred purchase price ..................    (300,681)        (433,690)
  Additions to property and equipment, net ............    (428,960)        (516,043)
                                                        -----------      -----------
    Net cash used in investing activities .............  (3,155,505)      (2,290,090)
                                                        -----------      -----------

Cash flows from financing activities:
  Net payments of current and long-term obligations ...       1,554               --
  Proceeds from issuance of common stock ..............     226,093          398,257
                                                        -----------      -----------
    Net cash provided by financing activities .........     227,647          398,257
                                                        -----------      -----------

Net increase (decrease) in cash .......................  (1,307,801)         615,849

Cash at beginning of period ...........................   4,959,038        4,912,097
                                                        -----------      -----------

Cash at end of period ................................. $ 3,651,237      $ 5,527,946
                                                        -----------      -----------

Supplemental disclosures of cash flow information:
  Interest paid ....................................... $     5,915      $     5,056
                                                        -----------      -----------
  Income taxes paid ................................... $ 1,599,391      $ 1,333,150
                                                        -----------      -----------




              The accompanying notes are an integral part of these
                       consolidated financial statements.

                           NATIONAL DENTEX CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 1998

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

(2) EARNINGS PER SHARE

Basic earnings per share was computed by dividing net income by the weighted-average common shares outstanding. Diluted earnings per share was computed by giving the effect to all dilutive potential common shares outstanding. These shares include shares issuable upon the exercise of options and warrants as determined by the application of the treasury stock method. The calculation of basic earnings per share and diluted earnings per share is as follows:



                                               Three Months Ended  Three Months Ended    Six Months Ended    Six Months Ended
                                                  June 30, 1997       June 30, 1998        June 30, 1997       June 30, 1998
                                                  -------------       -------------        -------------       -------------
Net income applicable to common
stock                                               $1,348,690          $1,494,759          $2,305,132          $2,549,027
                                                    ==========          ==========          ==========          ==========

COMPUTATION OF BASIC EARNINGS PER SHARE:


Weighted average common shares
outstanding                                          3,457,549           3,484,304           3,449,364           3,473,104

Basic earnings per share                                  $.39                $.43                $.67                $.73

COMPUTATION OF DILUTED EARNINGS PER SHARE:

Weighted average common shares
outstanding                                          3,457,549           3,484,304           3,449,364           3,473,104
Shares issuable from assumed
exercise of options and warrants
(as determined by the application of
the treasury stock method)                              51,996             105,186              54,827             104,517
                                                    ----------          ----------          ----------          ----------
Weighted average common shares
outstanding as adjusted                              3,509,545           3,589,490           3,504,191           3,577,621


Diluted earnings per share                                $.38                $.42                $.66                $.71

Options to purchase 1,500 shares of common stock at $ 25.00 per share were outstanding during the second quarter of 1998 but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares. The options, which expire April 2008, were still outstanding on June 30, 1998.


(3) COMPREHENSIVE INCOME

Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," establishes standards for reporting and displaying comprehensive income and its components. The Company adopted the statement in its quarter ending March 31, 1998. The Company does not have any other items of comprehensive income. As such, comprehensive income is equal to net income as presented in the consolidated statements of income.

ITEM 2.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

================================================================================


LIQUIDITY AND CAPITAL RESOURCES

         Working capital increased from $9,611,000 at December 31, 1997 to $11,240,000 at June 30, 1998. Cash and equivalents increased $616,000 from $4,912,000 at December 31, 1997. Operating activities provided $2,508,000 in cash flow for the six months ended June 30,1998. Cash outflows related to dental laboratory acquisitions totaled $1,774,000 for the same period.

         The Company maintains a financing agreement (the "Agreement") with State Street Bank and Trust Company (the "Bank"). The Agreement, as amended and extended on June 27, 1997, includes revolving lines of credit of $4,000,000 and $8,000,000. The interest rate on both revolving lines of credit is the prime rate minus 0.5% or the LIBOR rate plus 1.5%, at the Company's option. Both revolving lines of credit mature on June 1, 2001. A commitment fee of one eighth of 1% is payable on the unused amount of both revolving lines of credit. At June 30, 1998 the full principal amount was available to the Company under both revolving lines of credit.

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

RESULTS OF OPERATIONS

         The following table sets forth for the periods indicated the percentage of net sales represented by certain items in the Company's Consolidated Financial Statements:


                                                         Six Months Ended
                                                       ---------------------
                                                       June 30,     June 30,
                                                         1997         1998
                                                       --------     --------
    Net sales                                           100.0%       100.0%
    Cost of goods sold                                   56.0         56.5
                                                        -----        -----
    Gross profit                                         44.0         43.5

    Total operating expenses                             31.2         30.4
                                                        -----        -----
    Operating income                                     12.8         13.1

    Other income                                          0.2           --
    Interest income                                       0.1          0.2
                                                        -----        -----
    Income before provision for income taxes             13.1         13.3

    Provision for income taxes                            5.2          5.3
                                                        -----        -----

    Net income                                            7.9%         8.0%
                                                        -----        -----


   SIX MONTHS ENDED JUNE 30, 1998 COMPARED WITH SIX MONTHS ENDED JUNE 30, 1997

Net Sales

         Net sales increased $2,603,000 or 8.9% in the six months ended June 30, 1998 over the corresponding period of the prior year. Approximately $1,851,000 of this increase is attributable to business at dental laboratories owned less than one year, with the remaining increase representing unit growth at dental laboratories owned during both the six months ended June 30, 1998 and the comparable six months ended June 30, 1997.

Cost of Goods Sold

         Cost of goods sold, which consists principally of labor and related benefits, cost of materials, and laboratory overhead, increased by $1,593,000. As a percentage of sales, cost of goods sold increased from 56.0% to 56.5%, representing a gross margin decrease of .5%. Increases in materials costs and laboratory overhead expenses were partially offset by improvements in labor productivity. The rising cost of palladium, a component of dental alloys used in the manufacture of many of the Company's goods, was a factor in the increased materials costs. The Company has attempted to address the cost of this material in each marketplace and has made efforts to recover costs through price increases, temporary surcharges and the use of substitute metals in place of palladium-based materials.

Total Operating Expenses

         Total operating expenses, which consist of (i) selling expenses, the cost of the Company's pick-up and delivery services and administrative expenses at the dental laboratory level, and (ii) costs of operation by the Company's corporate headquarters and field support services, increased by $577,000 or 6.3% during the six months ended June 30, 1998 over the corresponding period in 1997.

         Operating expenses decreased as a percentage of net sales from 31.2% to 30.4% during the six months ended June 30, 1998 compared with the corresponding period in 1997. Declines in laboratory incentive compensation, field selling expenses and corporate administrative expenses were partially offset by increased amortization expense.

Operating Income

         Operating income increased by $433,000 or 11.6% for the six months ended June 30, 1998 over the corresponding period in 1997. The increase was the result of higher sales volume and reductions in operating expenses as a percentage of net sales, partially offset by an increase in cost of goods sold.

Other Income

         Other income decreased $49,000 in the six months ended June 30, 1998 compared to the same period in 1997. This decrease was primarily due to increased usage of credit cards by customers and a reduction in accounts receivable service charge income on past due balances.

Interest Income

         Interest income increased by $21,000 or 60.4% in the six months ended June 30, 1998 over the corresponding period in 1997. The increase was primarily due to increased investment principal.

Provision for Income Taxes

         The Company's provision for income taxes for the six months ended June 30, 1998 increased to $1,685,000 from $1,524,000 in the corresponding period in 1997. The effective tax rate remained constant at 39.8%.

Net Income

         As a result of the factors discussed above, net income for the six months ended June 30, 1998 increased by $244,000 or 10.6% over the corresponding period in 1997. Net income per share, on a diluted basis, increased from $0.67 per share to $0.73 per share.

Year 2000 Compliance

         The Company's computer software systems are licensed from outside vendors. The Company's principal outside vendors have released upgrades of their software which the vendors represent are "Year 2000 compliant." The Company expects to complete installation of these software upgrades by the end of the second quarter in 1999, at which time the Company believes that its computer systems will be Year 2000 compliant. The Company believes that the costs of such compliance will not be material to the Company's results of operations or financial condition. The Company also has relationships with customers, vendors and other third parties that have computer software systems that may not be Year 2000 compliant. As these systems are outside of the Company's control, there can be no assurance that potential systems interruptions would not have a material adverse effect on the Company.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not applicable.

PART II.  OTHER INFORMATION

ITEM 1.  Legal Proceedings:

         No material legal proceedings are pending to which the Company is a party or of which any of its property is subject.


ITEM 2.  Changes in Securities and Use of Proceeds:

         Not applicable.


ITEM 3.  Defaults upon Senior Securities:

         Not applicable.


ITEM 4.  Submission of Matters to a Vote of Security Holders:

         Not applicable.

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



                                    NATIONAL DENTEX CORPORATION
                                    ---------------------------
                                    Registrant


August 10, 1998                         By: /s/ William M. Mullahy
                                            ------------------------------------
                                        William M. Mullahy, President
                                        Chief Executive Officer and Director
                                        (Principal Executive Officer)



August 10, 1998                         By: /s/ David L. Brown
                                            ------------------------------------
                                        David L. Brown, Vice President, Chief
                                        Financial Officer, Treasurer and
                                        Assistant Clerk (Principal Financial
                                        Officer)


August 10, 1998                         By: /s/ Richard F. Becker
                                            ------------------------------------
                                        Richard F. Becker, Jr.
                                        Vice President, Finance
                                        (Principal Accounting Officer)