Form 10-Q
period 1998-09-30
NATIONAL DENTEX CORP /MA/
filed 1998-11-12
CIK 913616

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


FOR THE QUARTER ENDED SEPTEMBER 30, 1998      COMMISSION FILE NUMBER: 000-23092


                           NATIONAL DENTEX CORPORATION
                           ---------------------------


     MASSACHUSETTS                                         04-2762050
------------------------                            ---------------------------
(STATE OF INCORPORATION)                            (I.R.S. IDENTIFICATION NO.)



   526 BOSTON POST ROAD, WAYLAND, MA                          01778
----------------------------------------            ---------------------------
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

                           YES [X]        NO [ ]


NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AS OF NOVEMBER 6, 1998: 3,500,380.
                                                                     ---------

================================================================================

                           NATIONAL DENTEX CORPORATION


                                    FORM 10-Q


                        QUARTER ENDED SEPTEMBER 30, 1998




                                TABLE OF CONTENTS


                                                                           PAGE


PART I.    FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS:

           CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 1997
           AND SEPTEMBER 30, 1998 (UNAUDITED)                                3


           CONSOLIDATED STATEMENTS OF INCOME FOR THE THREE
           MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND
           SEPTEMBER 30, 1998 (UNAUDITED)                                    4

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY FOR               5
           THE NINE  MONTHS ENDED SEPTEMBER 30, 1998 (UNAUDITED)

           CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE
           MONTHS ENDED SEPTEMBER 30, 1997 AND SEPTEMBER 30, 1998
           (UNAUDITED)                                                       6

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                        7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS                                         9

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK         12

PART II.   OTHER INFORMATION                                                13


           SIGNATURES                                                       14

                           NATIONAL DENTEX CORPORATION

                           CONSOLIDATED BALANCE SHEETS



                                                                          December 31,      September 30,
                                                                             1997               1998
                                                                          -----------       ------------
                                                                                             (Unaudited)

                               ASSETS
CURRENT ASSETS:
   Cash and equivalents ..............................................    $ 4,912,097       $ 6,633,560
   Accounts receivable:
     Trade, less allowance of $146,000 in 1997 and
        $170,000 in 1998 .............................................      6,708,260         7,080,095
     Other ...........................................................        208,799           215,647
   Inventories .......................................................      3,091,800         3,186,363
   Prepaid expenses ..................................................        493,781           751,745
   Deferred tax asset ................................................        364,979           368,821
                                                                          -----------       -----------
    Total current assets .............................................     15,779,716        18,236,231
                                                                          -----------       -----------

PROPERTY AND EQUIPMENT:
   Land and buildings ................................................      3,590,720         3,683,403
   Leasehold and building improvements ...............................      3,142,342         3,313,788
   Laboratory equipment ..............................................      6,491,244         6,831,142
   Furniture and fixtures ............................................      1,832,982         1,940,873
   Capital leases ....................................................        342,819           342,819
                                                                          -----------       -----------
                                                                           15,400,107        16,112,025
     Less - Accumulated depreciation and amortization ................      7,981,989         8,626,676
                                                                          -----------       -----------
   Net property and equipment ........................................      7,418,118         7,485,349
                                                                          -----------       -----------

OTHER ASSETS, net:
   Goodwill ..........................................................      8,254,191         9,460,935
   Non competition agreements ........................................      3,508,875         3,394,086
   Other .............................................................        768,953           994,860
                                                                          -----------       -----------
                                                                           12,532,019        13,849,881
                                                                          -----------       -----------
                                                                          $35,729,853       $39,571,461
                                                                          -----------       -----------
                LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable ..................................................    $ 1,137,701       $   891,121
   Accrued liabilities:
     Payroll and employee benefits ...................................      2,826,089         2,933,466
     Current portion of deferred purchase price ......................      1,868,577         1,538,042
     Other ...........................................................        336,661           257,859
                                                                          -----------       -----------
     Total current liabilities .......................................      6,169,028         5,620,488
                                                                          -----------       -----------

LONG TERM LIABILITIES:
   Deferred tax liability ............................................        195,827           177,068
   Deferred purchase price ...........................................        696,367         1,061,634
                                                                          -----------       -----------
     Total long-term liabilities .....................................        892,194         1,238,702
                                                                          -----------       -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS EQUITY:
   Preferred stock, $.01 par value
     Authorized - 500,000 shares
     None issued and outstanding .....................................             --                --
   Common stock, $.01 par value
     Authorized - 8,000,000 shares Issued and outstanding -
     3,460,829 shares at December 31, 1997, and 3,496,270
     shares at September 30, 1998 ....................................         34,608            34,963
   Paid-in capital ...................................................     13,968,731        14,446,667
   Retained earnings .................................................     14,665,292        18,230,641
                                                                          -----------       -----------
     Total stockholders' equity ......................................     28,668,631        32,712,271
                                                                          -----------       -----------
                                                                          $35,729,853       $39,571,461
                                                                          -----------       -----------





  The accompanying notes are an integral part of these consolidated financial statements.

                           NATIONAL DENTEX CORPORATION

                        CONSOLIDATED STATEMENTS OF INCOME

                                   (UNAUDITED)



                                                          Three months ended                 Nine months ended
                                                   ------------------------------      -------------------------------
                                                   September 30,     September 30,     September 30,      September 30,
                                                        1997              1998             1997              1998
                                                   ------------      ------------      ------------       ------------

Net sales ........................................  $15,117,547       $15,800,533       $44,365,018       $47,650,961
Cost of goods sold ...............................    8,784,726         9,434,612        25,177,843        27,420,625
                                                    -----------       -----------       -----------       -----------
   Gross profit ..................................    6,332,821         6,365,921        19,187,175        20,230,336
Total operating expenses .........................    4,707,234         4,752,640        13,827,682        14,450,243
                                                    -----------       -----------       -----------       -----------
   Operating income ..............................    1,625,587         1,613,281         5,359,493         5,780,093
Other income .....................................       17,742            12,902            77,590            23,626
Interest income ..................................       21,941            62,058            57,312           118,787
                                                    -----------       -----------       -----------       -----------
   Income before provision for income taxes ......    1,665,270         1,688,241         5,494,395         5,922,506
Provision for income taxes .......................      662,777           671,919         2,186,770         2,357,157
                                                    -----------       -----------       -----------       -----------
   Net income ....................................  $ 1,002,493       $ 1,016,322       $ 3,307,625       $ 3,565,349
                                                    ===========       ===========       ===========       ===========

Net income per share - Basic .....................  $       .29       $       .29       $       .96       $      1.02
                                                    ===========       ===========       ===========       ===========

Net income per share - Diluted ...................  $       .28       $       .29       $       .94       $      1.00
                                                    ===========       ===========       ===========       ===========

Weighted average shares outstanding - Basic ......    3,459,072         3,493,441         3,452,638         3,479,954
                                                    ===========       ===========       ===========       ===========

Weighted average shares outstanding - Diluted ....    3,524,872         3,555,919         3,510,948         3,572,046
                                                    ===========       ===========       ===========       ===========






  The accompanying notes are an integral part of these consolidated financial statements.

                           NATIONAL DENTEX CORPORATION

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                   (Unaudited)



                                                 Preferred Stock         Common Stock
                                               -------------------   --------------------
                                               Number of  $.01 Par   Number of   $.01 Par    Paid-in      Retained
                                                Shares      Value     Shares      Value      Capital      Earnings        Total
                                               ---------  --------   ---------  ---------  -----------  ------------   -----------

BALANCE, December 31, 1997...................     --        $  --   3,460,829   $ 34,608   $13,968,731   $14,665,292   $28,668,631

Issuance of 19,880 shares of common stock
  under the employee stock option plan.......     --           --      19,880        199       240,481            --       240,680
Issuance of 14,601 shares of common stock
  under the employee stock purchase plan ....     --           --      14,601        146       213,465            --       213,611
Issuance of 960 shares of common stock as
 director's fees.............................     --           --         960         10        23,990            --        24,000

Net income...................................     --           --          --         --            --     3,565,349     3,565,349
                                                ----        -----   ---------   --------   -----------   -----------   -----------
BALANCE, September 30, 1998..................     --        $  --   3,496,270   $ 34,963   $14,446,667   $18,230,641   $32,712,271
                                                ====        =====   =========   ========   ===========   ===========   ===========











  The accompanying notes are an integral part of these consolidated financial statements.

                           NATIONAL DENTEX CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)


                                                                     For the nine months ended
                                                                           September 30,
                                                                   ------------------------------
                                                                      1997                1998
                                                                   -----------        -----------

Cash flows from operating activities:
Net income .....................................................   $ 3,307,625        $ 3,565,349
Adjustments to reconcile net income to net cash
  provided by operating activities, net of effects
  of acquisitions:
    Depreciation and amortization ..............................     1,266,938          1,479,994
    Increase in accounts receivable ............................      (376,874)          (143,926)
    Increase in inventories ....................................      (140,971)           (28,618)
    Increase in prepaid expenses ...............................      (108,702)          (256,816)
    (Increase) decrease in deferred tax asset ..................         3,841             (3,842)
    Increase in other assets ...................................      (166,577)          (237,750)
    Increase (decrease) in accounts payable and
     accrued liabilities .......................................       149,772           (435,668)
    Decrease in deferred tax liability .........................       (60,231)           (18,759)
                                                                   -----------        -----------
    Net cash provided by operating activities ..................     3,874,821          3,919,964
                                                                   -----------        -----------

Cash flows from investing activities:
  Payment for acquisitions, net of cash acquired ...............    (3,691,799)        (1,385,357)
  Payment of deferred purchase price ...........................      (604,329)          (646,153)
  Additions to property and equipment, net .....................      (864,509)          (645,282)
                                                                   -----------        -----------
    Net cash used in investing activities ......................    (5,160,637)        (2,676,792)
                                                                   -----------        -----------

Cash flows from financing activities:
  Net payments of current and long-term obligations ............      (200,568)                --
  Proceeds from issuance of common stock .......................       267,183            478,291
                                                                   -----------        -----------
    Net cash provided by financing activities ..................        66,615            478,291
                                                                   -----------        -----------

Net increase (decrease) in cash ................................    (1,219,201)         1,721,463

Cash at beginning of period ....................................     4,959,038          4,912,097
                                                                   -----------        -----------

Cash at end of period ..........................................   $ 3,739,837        $ 6,633,560
                                                                   -----------        -----------

Supplemental disclosures of cash flow information:
  Interest paid ................................................   $     8,599        $     9,333
                                                                   -----------        -----------
  Income taxes paid ............................................   $ 2,518,566        $ 2,330,266
                                                                   -----------        -----------








  The accompanying notes are an integral part of these consolidated financial statements.

                           NATIONAL DENTEX CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1998


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

(2) EARNINGS PER SHARE

Basic earnings per share was computed by dividing net income by the weighted-average common shares outstanding. Diluted earnings per share was computed by giving effect to all dilutive potential common shares outstanding. These shares include shares issuable upon the exercise of options and warrants as determined by the application of the treasury stock method. The calculation of basic earnings per share and diluted earnings per share is as follows:


                                             Three Months Ended   Three Months Ended   Nine months Ended   Nine months Ended
                                             September 30, 1997   September 30, 1998   September 30, 1997  September 30, 1998
                                             ------------------   ------------------   ------------------  ------------------

Net income applicable to common stock            $1,002,493           $1,016,322           $3,307,625          $3,565,349
                                                 ==========           ==========           ==========          ==========

COMPUTATION OF BASIC EARNINGS PER SHARE:

Weighted average common shares outstanding        3,459,072            3,493,441            3,452,638           3,479,954

Basic earnings per share                         $      .29           $      .29           $      .96          $     1.02

COMPUTATION OF DILUTED EARNINGS PER SHARE:

Weighted average common shares outstanding        3,459,072            3,493,441            3,452,638           3,479,954

Shares issuable from assumed exercise of
options and warrants (as determined by the
application of the treasury stock method)            65,800               62,478               58,310              92,092
                                                 ----------           ----------           ----------          ----------
Weighted average common shares outstanding
as adjusted                                       3,524,872            3,555,919            3,510,948           3,572,046

Diluted earnings per share                       $      .28           $      .29           $      .94          $     1.00



Options to purchase 1,500 shares of common stock at $ 25.00 per share were outstanding during the third quarter of 1998 but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares. The options, which expire April 2008, were still outstanding on September 30, 1998.

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

(4) SUBSEQUENT EVENTS

On November 2, 1998 the Company acquired all of the outstanding capital stock of Excel Berger Dental Laboratories, Inc. of North Brunswick, New Jersey.

On November 9, 1998 the Company acquired certain assets of Hearn Dental Laboratory of Indianapolis, Indiana.

ITEM 2.


           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

================================================================================


LIQUIDITY AND CAPITAL RESOURCES

         Working capital increased from $9,611,000 at December 31, 1997 to $12,616,000 at September 30, 1998. Cash and equivalents increased $1,721,000 from $4,912,000 at December 31, 1997. Operating activities provided $3,920,000 in cash flow for the nine months ended September 30,1998. Cash outflows related to dental laboratory acquisitions totaled $2,032,000 for the same period.

         The Company maintains a financing agreement (the "Agreement") with State Street Bank and Trust Company (the "Bank"). The Agreement, as amended and extended on June 27, 1997, includes revolving lines of credit of $4,000,000 and $8,000,000. The interest rate on both revolving lines of credit is the prime rate minus 0.5% or the LIBOR rate plus 1.5%, at the Company's option. Both revolving lines of credit mature on June 1, 2001. A commitment fee of one eighth of 1% is payable on the unused amount of both revolving lines of credit. At September 30, 1998 the full principal amount was available to the Company under both revolving lines of credit.

         Management believes that cash flow from operations and the Company's existing financing will be sufficient to meet contemplated operating and capital requirements, including costs associated with anticipated acquisitions, if any, in the foreseeable future.

         This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that could affect capital expenditures, the Company's requirements for capital, the costs associated with anticipated acquisitions and the Company's results of operations include general economic conditions, the availability of laboratories for purchase by the Company, the ability of the Company to acquire and successfully operate additional dental laboratories, governmental regulation of health care, trends in the dental industry towards managed care, other factors affecting patient visits to the Company's clients, increases in labor and materials costs and other risks indicated from time to time in filings with the Securities and Exchange Commission.

RESULTS OF OPERATIONS

         The following table sets forth for the periods indicated the percentage of net sales represented by certain items in the Company's Consolidated Financial Statements:

                                                             Nine Months Ended
                                                         ---------------------------
                                                         September 30,  September 30,
                                                            1997           1998
                                                         ------------   ------------

         Net sales                                          100.0%         100.0%
         Cost of goods sold                                  56.8           57.5
                                                            -----          -----
         Gross profit                                        43.2           42.5

         Total operating expenses                            31.2           30.3
                                                            -----          -----
         Operating income                                    12.1           12.1

         Other income                                         0.2             --
         Interest income                                      0.1            0.2
                                                            -----          -----
         Income before provision for income taxes            12.4           12.4

         Provision for income taxes                           4.9            4.9
                                                            -----          -----

         Net income                                           7.5%           7.5%
                                                            -----          -----




         NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED WITH NINE MONTHS
                            ENDED SEPTEMBER 30, 1997

Net Sales

         Net sales increased $3,286,000 or 7.4% in the nine months ended September 30, 1998 over the corresponding period of the prior year. Approximately $2,298,000 of this increase is attributable to business at dental laboratories owned less than one year, with the remaining increase representing sales growth at dental laboratories owned during both the nine months ended September 30, 1998 and the comparable nine months ended September 30, 1997.

Cost of Goods Sold

         Cost of goods sold, which consists principally of labor and related benefits, cost of materials, and laboratory overhead, increased by $2,243,000. As a percentage of sales, cost of goods sold increased from 56.8% to 57.5%, representing a gross margin decrease of .7%. Increases in materials costs and laboratory overhead expenses were partially offset by improvements in labor productivity. The rising cost of palladium, a component of dental alloys used in the manufacture of many of the Company's goods, was a factor in the increased materials costs. The Company has attempted to address the cost of this material in each marketplace and has made efforts to recover costs through price increases, temporary surcharges and the use of substitute metals in place of palladium-based materials.

Total Operating Expenses

         Total operating expenses, which consist of (i) selling expenses, the cost of the Company's pick-up and delivery services and administrative expenses at the dental laboratory level, (ii) costs of operation by the Company's corporate headquarters and field support services and (iii) amortization expense, increased by $623,000 or 4.5% during the nine months ended September 30, 1998 over the corresponding period in 1997. This increase was primarily attributable to the operating and amortization expenses associated with acquired dental laboratories.

          Operating expenses decreased as a percentage of net sales from 31.2% to 30.3% during the nine months ended September 30, 1998 compared with the corresponding period in 1997.

Operating Income

         Operating income increased by $421,000 or 7.9% for the nine months ended September 30, 1998 over the corresponding period in 1997. The increase was the result of higher sales volume and reductions in operating expenses as a percentage of net sales, partially offset by an increase in cost of goods sold.

Other Income

         Other income decreased $54,000 in the nine months ended September 30, 1998 compared to the same period in 1997. This decrease was primarily due to increased usage of credit cards by customers and a reduction in accounts receivable service charge income on past due balances.

Interest Income

         Interest income increased by $61,000 or 107.3% in the nine months ended September 30, 1998 over the corresponding period in 1997. The increase was primarily due to increased investment principal.

Provision for Income Taxes

         The Company's provision for income taxes for the nine months ended September 30, 1998 increased to $2,357,000 from $2,187,000 in the corresponding period in 1997. The effective tax rate remained constant at 39.8%.

Net Income

         As a result of the factors discussed above, net income for the nine months ended September 30, 1998 increased by $258,000 or 7.8% over the corresponding period in 1997. Net income per share, on a diluted basis, increased from $0.94 per share to $1.00 per share.

YEAR 2000 (Y2K) COMPLIANCE

The company faces Y2K issues in the areas of computerized data processing using the Company's own equipment along with third party software, and to a lesser extent, vendor issues in procuring raw materials and difficulties with embedded microprocessors in communications systems and dental laboratory equipment.

Information Technology Issues

The central focus of the Company's Y2K plan has been to mitigate the data processing issues. The areas that are being addressed are the Company's centralized corporate financial systems along with individual laboratory billing systems. The corporate systems embody the Company's general ledger and accounts payable systems. The laboratory systems handle production scheduling, billing and accounts receivable. Purchasing and inventory control records are generally kept manually.

The Company is in the final testing phase of its central corporate financial systems. The company has licensed and installed an upgrade from an existing vendor. While the vendor has represented that the software is Y2K compliant, the Company intends to complete testing to gain further confidence in the vendor's representations.

It is expected that this testing will be completed during the first quarter of 1999.

The Company has also licensed an upgrade for each laboratory system. The Company has successfully implemented the upgrade at a number of locations and expects to complete implementation by June 1999. While the vendor has represented that the software is Y2K compliant, the Company intends to complete its own internal testing to gain further confidence in the vendor's representations. It is expected that this testing will be completed by June 1999.

The costs of both the upgrade of the central corporate financial systems and the laboratory systems of approximately $60,000 have been incurred and will be amortized according to standard Company practice over an estimated useful life of five years. While the Company is currently unable to estimate a cost for the replacement of non-compliant hardware, management is confident that these costs when identified and prioritized will not materially increase the Company's normal capital expenditure requirements.

The Company's laboratories use personal computers for word processing and spreadsheets. An effort is underway to identify non-compliant hardware and software. While these computers are not critical to business operations, the Company expects to upgrade necessary equipment during the course of 1999.

Business Partners

The Company does business with a multitude of vendors and is in the process of gathering Y2K assurances from its key business partners. The Company does not rely on a single vendor for raw materials inventory. The Company does not operate a "Just In Time" inventory system. Company inventory levels are sufficient to absorb temporary delays in raw materials shipments. Alternative materials and vendors are readily available.

Embedded Systems

The Company uses equipment in manufacturing. While some equipment uses computer chips for the purpose of temperature regulation and timing, most of the manufacturing process does not rely on computerized machinery. In most cases, the equipment uses timers operating at an hourly level. The Company has not yet identified equipment which is date sensitive. Should equipment fail an individual laboratory can make use of older backup equipment. The Company is now in the process of identifying communications equipment and other systems which may lose needed functionality due to Y2K issues.


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


ITEM 4.  Submission of Matters to a Vote of Security Holders:

         Not applicable.

ITEM 5.  Other Information:

         In a press release on October 22, 1998 the Company announced that, due to health reasons, Mr. William Mullahy will be stepping aside as President and CEO. He will remain on the Management Committee and retain his seat on the Board of Directors. The Board of Directors is reviewing the situation and will work with Mr. Mullahy on an orderly succession in a time frame appropriate for all parties.

         See footnote 4 to the Consolidated Financial Statements for information regarding recent acquisitions.

ITEM 6.  Exhibits and Reports on form 8-K:

         a.   Exhibits:     (27) Financial Data Schedule

         b.   Reports on Form 8-K: None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.



                                NATIONAL DENTEX CORPORATION
                                Registrant


November 12, 1998               By: /s/ William M. Mullahy
                                    --------------------------------------------
                                    William M. Mullahy, President
                                    Chief Executive Officer and Director
                                    (Principal Executive Officer)



November 12, 1998               By: /s/ David L. Brown
                                    --------------------------------------------
                                    David L. Brown, Vice President, Chief
                                    Financial Officer, Treasurer and Assistant
                                    Clerk (Principal Financial Officer)


November 12, 1998               By: /s/ Richard F. Becker
                                    --------------------------------------------
                                    Richard F. Becker, Jr.
                                    Vice President, Finance
                                    (Principal Accounting Officer)