Form 10-K
period 1998-12-31
NATIONAL DENTEX CORP /MA/
filed 1999-03-05
CIK 913616

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                       OR

     [ ]
               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                    FOR THE TRANSITION PERIOD FROM       TO

                        COMMISSION FILE NUMBER 000-23092

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

                              Yes [X]        No [ ]

     Indicated by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of February 16, 1999, the aggregate market value of the 3,266,274 outstanding shares of voting stock held by non-affiliates of the registrant was $52,260,384.

     As of February 16, 1999, 3,532,031 shares of the registrant's Common Stock, par value $.01 per share, were issued and outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     The Registrant's definitive Proxy Statement for the Registrant's Special Meeting in Lieu of Annual Meeting of Stockholders to be held on April 6, 1999 is incorporated by reference into Part III.
================================================================================

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     National Dentex Corporation (the "Company") was founded in 1982 as H&M Laboratories Services, Inc., a Massachusetts corporation, which acquired six full-service dental laboratories and related branch laboratories from Healthco, Inc. In 1983, the Company changed its name to National Dentex Corporation and acquired 20 additional full-service dental laboratories and related branch laboratories from Lifemark Corporation. The Company today owns and operates 33 dental laboratories, consisting of 28 full-service dental laboratories and five branch laboratories located in 22 states through the United States. The Company's dental laboratories custom design and fabricate dentures, crowns and fixed bridges, and other dental prosthetic appliances. Each dental laboratory operates under its own business name. The Company's principal executive offices are located at 526 Boston Post Road, Wayland, MA 01778, telephone number (508) 358-4422.

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

     The Company operates each of its dental laboratories as a stand-alone facility under the direction of a local manager responsible for operation of the dental laboratory, supervision of its technical and sales staff and delivery of quality products and services. The Company's dental laboratories market and sell their products through their own direct sales force, supported by regional sales managers and Company-wide marketing programs. Employees at each dental laboratory have a direct stake in the financial success of the dental laboratory through participation in the Company's cash and stock incentive plans.

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

SALES AND MARKETING

     The Company's local dental laboratories market and sell their products through their own direct sales force. The sales force interacts with dentists within its market area, primarily through visits to dentists' offices, to introduce the dental laboratory's services and products offered, and to promote new products and techniques that can assist dentists in expanding their practices. The Company has developed a customer-focused marketing and sales program entitled "Knowledge Based Relationships"(TM). The Company believes that this unique approach to assist the dentist and his or her staff to improve chairtime efficiencies will enhance its ability to expand its base of business by establishing lasting professional relationships with its customers. The Company presently has a total of 19 sales representatives. In addition, the dental laboratories, either alone or with local dental societies, dental schools or study clubs, sponsor technical training clinics for dentists on topics such as advanced clinical techniques. The local dental laboratories also exhibit at state and local dental conventions.

COMPETITION

     The dental laboratory industry is highly competitive and fragmented. A typical dental laboratory's business originates from dentists located within 50 miles of the dental laboratory. There are approximately 12,000 dental laboratories in the United States, ranging in size from one to approximately 200 technicians. The Company estimates that presently its sales represent less than 3% of the total sales of custom-made dental prosthetic appliances in the United States. Competition is primarily from other dental laboratories in the respective local market areas. The vast majority of dental laboratories consist of single units, although the Company believes there is one national chain, Dental Services Group -- Sentage Corporation, which competes with the Company in two market areas. There is also limited competition from mail order dental laboratories.

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

EMPLOYEES

     As of December 31, 1998, the Company had 1,211 employees, 1,182 of whom worked at individual laboratories. Corporate management and administrative staff totaled 29 people. None of the Company's employees is covered by a collective bargaining agreement. Management considers the Company's employee relations to be good.

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

ITEM 2.  PROPERTIES

     The Company currently leases a total of approximately 158,000 square feet of space. As of December 31, 1998, the aggregate minimum annual rent payable for all of its leased real properties was approximately $1,207,000. The Company considers these properties to be modern, well maintained and suitable for its purposes and believes that its current facilities are adequate to meet its needs for the foreseeable future. The Company also believes that suitable substitute or replacement space is readily available. The Company's principal executive and administrative offices occupy approximately 10,200 square feet of space in Wayland, Massachusetts. Its 27 leased dental laboratories range in size from 1,000 to 21,000 square feet and average $45,100 in annual base rent.

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

                                                                   PRICE
                                                             ------------------
QUARTER ENDING                                               LOW BID   HIGH BID
--------------                                               -------   --------

03/31/97...................................................  $16.625   $20.750
06/30/97...................................................  $16.250   $19.250
09/30/97...................................................  $18.375   $23.750
12/31/97...................................................  $18.750   $23.000
03/31/98...................................................  $21.000   $25.750
06/30/98...................................................  $21.000   $26.750
09/30/98...................................................  $15.000   $24.000
12/31/98...................................................  $14.500   $19.000

     The Company has paid no cash dividends in the past and has no plans to pay cash dividends in the foreseeable future.

     As of February 16, 1999, there were approximately 430 registered record holders of the Company's Common Stock, which the Company believes represented approximately 1,400 beneficial holders. As of February 16, 1999, the low and high bid prices of the Common Stock were $16.00 and $16.00, respectively.

ITEM 6.  SELECTED FINANCIAL DATA

     The following selected financial data for the five years ended December 31, 1998 are derived from the audited consolidated financial statements of the Company. The data should be read in conjunction with the financial statements and the related notes included in this Report and in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                    1994      1995      1996      1997      1998
                                                    ----      ----      ----      ----      ----
                                                        (IN THOUSANDS EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENTS OF INCOME:
     Net sales...................................  $37,788   $44,283   $51,971   $59,196   $63,817
     Cost of goods sold..........................   21,334    24,853    29,627    33,755    36,697
                                                   -------   -------   -------   -------   -------
     Gross profit................................   16,454    19,430    22,344    25,441    27,120
     Total operating expenses....................   12,729    14,440    16,462    18,370    19,545
                                                   -------   -------   -------   -------   -------
     Operating income............................    3,725     4,990     5,882     7,071     7,575
     Other income................................      136       187       141        69        18
     Interest expense (income)...................     (144)     (234)     (131)      (81)     (187)
                                                   -------   -------   -------   -------   -------
     Income before provision for income taxes....    4,005     5,411     6,154     7,221     7,780
     Provision for income taxes..................    1,602     2,167     2,449     2,874     3,097
                                                   -------   -------   -------   -------   -------
     Net income..................................  $ 2,403   $ 3,244   $ 3,705   $ 4,347   $ 4,683
                                                   =======   =======   =======   =======   =======
     Net income per share - basic................  $   .79   $  1.02   $  1.09   $  1.26   $  1.34
                                                   =======   =======   =======   =======   =======
     Net income per share - diluted..............  $  0.72   $  0.95   $  1.06   $  1.24   $  1.32
                                                   =======   =======   =======   =======   =======
     Weighted average shares
       outstanding - basic.......................    3,025     3,175     3,414     3,454     3,486
     Weighted average shares
       outstanding - diluted.....................    3,322     3,427     3,509     3,517     3,560

                                                    1994      1995      1996      1997      1998
                                                    ----      ----      ----      ----      ----
                                                        (IN THOUSANDS EXCEPT PER SHARE DATA)
CONSOLIDATED BALANCE SHEET DATA:
     Working capital.............................  $ 8,742   $ 7,557   $ 9,859   $ 9,611   $13,219
     Total assets................................   21,405    28,202    30,234    35,730    42,470
     Long-term obligations, including current
       portion...................................       39       298       204        --        --
     Stockholders' equity........................  $16,030   $19,956   $24,036   $28,669   $33,877

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     The Company's working capital increased from $9,611,000 at December 31, 1997 to $13,219,000 at December 31, 1998. Cash and equivalents increased $3,614,000 from $4,912,000 at December 31, 1997 to $8,526,000 at December 31,
1998. Operating activities provided $6,678,000 in cash flow for the year ended December 31, 1998. Inventories increased $246,000 from December 31, 1997. The increase in inventory was attributable to the acquisition of dental laboratories and the increased cost of palladium, a component of many dental alloys.

     Cash outflows related to dental laboratory acquisitions totaled $2,759,000 for the year ended December 31, 1998. Capital expenditures for the same period were $831,000. The Company expects that increases in capital expenditures, if any, will be in proportion with increasing revenues.

     The Company maintains a financing agreement (the "Agreement") with State Street Bank and Trust Company (the "Bank"). The Agreement, as amended and extended on June 27, 1997, includes revolving lines of credit of $4,000,000 and $8,000,000. The interest rate on both revolving lines of credit is the prime rate minus one half of one percent or Libor rate plus 1.5%, at the Company's option. Both revolving lines of credit mature on June 1, 2001. A commitment fee of one eighth of one percent is payable on the unused amount of both lines of credit. At December 31, 1998, the full principal amount was available to the Company under both revolving lines of credit. The Agreement requires compliance with certain covenants, including the maintenance of net worth and other financial ratios. As of December 31, 1998, the Company was in compliance with these covenants.

     Management believes that cash flow from operations and existing financing will be sufficient to meet contemplated operating and capital requirements, including costs associated with anticipated acquisitions, if any, in the foreseeable future.

RESULTS OF OPERATIONS

     The following table sets forth for the periods indicated the percentage of net sales represented by certain items in the Company's Consolidated Financial
Statements:

                                                             YEARS ENDED DECEMBER 31,
                                                            --------------------------
                                                             1996      1997      1998
                                                             ----      ----      ----
Net sales.................................................  100.0%    100.0%    100.0%
Cost of goods sold........................................   57.0      57.0      57.5
                                                            -----     -----     -----
Gross profit..............................................   43.0      43.0      42.5
Total operating expenses..................................   31.7      31.0      30.6
                                                            -----     -----     -----
Operating income..........................................   11.3      12.0      11.9
Other income..............................................    0.3       0.1       0.0
Interest income...........................................    0.2       0.1       0.3
                                                            -----     -----     -----
Income before provision for income taxes..................   11.8      12.2      12.2
Provision for income taxes................................    4.7       4.9       4.9
                                                            -----     -----     -----
Net income................................................    7.1%      7.3%      7.3%
                                                            =====     =====     =====

YEAR ENDED DECEMBER 31, 1998 COMPARED WITH YEAR ENDED DECEMBER 31, 1997

  Net Sales

     Net sales increased $4,621,000 or 7.8% for the year ended December 31, 1998 over the year ended December 31, 1997. Approximately $3,014,000 of this increase was attributable to acquisitions, with the remaining increase representing same laboratory sales growth.

  Cost of Goods Sold

     Cost of goods sold, which consists principally of labor and related benefits, cost of materials, and laboratory overhead, increased by $2,942,000. As a percentage of sales, cost of goods sold increased from 57.0% to 57.5%, representing a gross margin decrease of 0.5%. Increases in materials costs and laboratory overhead expenses were partially offset by improvements in labor productivity. The rising cost of palladium, a component of dental alloys used in the manufacture of many of the Company's goods, was a factor in the increased materials costs. The Company has attempted to address the cost of this material in each marketplace and has made efforts to recover costs through price increases, temporary surcharges and the use of substitute metals in place of palladium-based materials.

  Total Operating Expenses

     Total operating expenses, which consist of (i) selling expenses, the cost of the Company's pick-up and delivery services and administrative expenses at the dental laboratory level, (ii) costs of operation by the Company's corporate headquarters and field support services and (iii) amortization expense, increased by $1,175,000 or 6.4% during the year ended December 31, 1998 over the corresponding period in 1997. This increase was primarily attributable to the operating and amortization expenses associated with acquired dental laboratories.

     Operating expenses decreased as a percentage of net sales from 31.0% to 30.6% during the year ended December 31, 1998 compared with the corresponding period in 1997.

  Operating Income

     Operating income increased by $504,000 or 7.1% for the year ended December 31, 1998 over the corresponding period in 1997. The increase was the result of higher sales volume and reductions in operating expenses as a percentage of net sales, partially offset by an increase in cost of goods sold.

  Interest Income

     Interest income increased by $106,000 or 130.9% in the year ended December 31, 1998 over the corresponding period in 1997. The increase was primarily due to increased investment principal, partially offset by declining interest rates.

  Provision for Income Taxes

     The Company's provision for income taxes for the year ended December 31, 1998 increased to $3,096,000 from $2,874,000 in the corresponding period in 1997. The effective tax rate remained constant at 39.8%.

  Net Income

     As a result of the factors discussed above, net income for the year ended December 31, 1998 increased by $337,000 or 7.7% over the corresponding period in 1997. Net income per share, on a diluted basis, increased from $1.24 per share to $1.32 per share.

YEAR ENDED DECEMBER 31, 1997 COMPARED WITH YEAR ENDED DECEMBER 31, 1996

  Net Sales

     For the year ended December 31, 1997, net sales increased $7,225,000 or 13.9% over the prior year. Of this increase approximately $2,377,000 or 4.6% came from same laboratory sales, while approximately $4,848,000 came from acquisitions.

  Cost of Goods Sold

     The Company's cost of goods sold increased by $4,128,000 or 13.9% in the fiscal year ended December 31, 1997 over the prior fiscal year, attributable primarily to increased unit sales. The Company continued its emphasis on training of technical personnel at individual dental laboratories and cross training programs, which resulted in cost of goods sold as a percentage of sales remaining constant at 57.0%.

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

  Interest (Income) Expense

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

YEAR 2000 (Y2K) COMPLIANCE

     The Company faces potential Year 2000 ("Y2K") compliance issues in the areas of computerized data processing using the Company's own equipment along with third party software, and to a lesser extent, vendor issues in procuring raw materials and difficulties with embedded microprocessors in communications systems and dental laboratory equipment.

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

     The Company is in the final testing phase of its central corporate financial systems. The Company has licensed and installed an upgrade from an existing vendor. While the vendor has represented that the software is Y2K compliant, the Company intends to complete testing to gain further confidence in the vendor's representations. It is expected that this testing will be completed during the second quarter of 1999.

     The Company has also licensed an upgrade for each laboratory system. The Company has successfully implemented the upgrade at most of its locations and expects to complete implementation by August 1999. While the vendor has represented that the software is Y2K compliant, the Company has performed its own internal testing and has discovered programming errors. The Company has communicated these flaws to the vendor and expects to receive and install corrections by June, 1999.

     Costs of both the upgrade of the central corporate financial systems and the laboratory systems of approximately $60,000 have been incurred. While the Company is currently unable to estimate a cost for the replacement of non-compliant hardware, management is confident that these costs when identified and prioritized will not materially increase the Company's normal capital expenditure requirements.

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

  Embedded Systems

     The Company uses equipment in manufacturing. While some equipment uses computer chips for the purpose of temperature regulation and timing, most of the manufacturing process does not rely on computerized machinery. In most cases, the equipment uses timers operating at an hourly level. The Company has not yet identified equipment which is date sensitive. Should equipment fail, an individual laboratory can make use of older backup equipment. The Company is now in the process of identifying communications equipment and other systems which may lose needed functionality due to Y2K issues.

GENERAL

     This Form 10-K contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that could affect capital expenditures, the Company's requirements for capital, the costs associated with anticipated acquisitions and the Company's results of operations include general economic conditions, the availability of laboratories for purchase by the Company, the ability of the Company to acquire and successfully operate additional laboratories, governmental regulation of health care, trends in the dental industry towards managed care, other factors affecting patient visits to the Company's clients, increases in labor and materials costs and other risks indicated from time to time in filings with the Securities and Exchange Commission.

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

                                                          THREE MONTHS ENDED
                       -----------------------------------------------------------------------------------------
                       MARCH 31,   JUNE 30,   SEPT. 30,   DEC. 31,   MARCH 31,   JUNE 30,   SEPT. 30,   DEC. 31,
                         1997        1997       1997        1997       1998        1998       1998        1998
                       ---------   --------   ---------   --------   ---------   --------   ---------   --------
                                             (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
Net sales............   $13,981    $15,267     $15,118    $14,831     $15,140    $16,710     $15,801    $16,166
Gross profit.........   $ 5,981    $ 6,873     $ 6,333    $ 6,254     $ 6,423    $ 7,441     $ 6,366    $ 6,890
Gross margin.........      42.8%      45.0%       41.9%      42.2%       42.4%      44.5%       40.3%      42.6%
Operating income.....   $ 1,539    $ 2,195     $ 1,626    $ 1,711     $ 1,708    $ 2,459     $ 1,614    $ 1,794
Operating margin.....      11.0%      14.4%       10.8%      11.5%       11.3%      14.7%       10.2%      11.1%
Net income...........   $   956    $ 1,349     $ 1,002    $ 1,039     $ 1,054    $ 1,495     $ 1,016    $ 1,118
Net income per
  share..............   $  0.27    $  0.38     $  0.28    $  0.29     $  0.30    $  0.42     $  0.29    $  0.32

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     (a) Directors.  The information with respect to directors required by this item is incorporated herein by reference from Registrant's Proxy Statement dated March 5, 1999 for the Special Meeting in Lieu of Annual Meeting of Shareholders to be held on April 6, 1999 (the "1999 Proxy Statement").

     (b) Executive Officers. The information with respect to executive officers required by this item is incorporated herein by reference from the 1999 Proxy Statement.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this item is incorporated herein by reference from the 1999 Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is incorporated herein by reference from the 1999 Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is incorporated herein by reference from the 1999 Proxy Statement.

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

     List of Financial Statements and Schedules Referenced in this Item 14

     The historical consolidated financial statements of National Dentex Corporation included herein are as listed below:

                                                                   PAGE
                                                                   ----

     Report of Independent Public Accountants....................   F-2
     Consolidated Balance Sheets as of December 31, 1997 and
       1998......................................................   F-3
     Consolidated Statements of Income for the three years ended
       December 31, 1998.........................................   F-4
     Consolidated Statements of Stockholders' Equity for the
       three years ended December 31, 1998.......................   F-5
     Consolidated Statements of Cash Flows for the three years
       ended December 31, 1998...................................   F-6
     Notes to Consolidated Financial Statements..................   F-7

     Certain Financial Schedules included herewith:

     Schedule II: Valuation and Qualifying Accounts

     Exhibit 11: Computation of Net Income Per Share

All other schedules are omitted because they are not applicable or not required, or because the required information is shown either in the financial statements or in the notes thereto.

     (b) Reports on Form 8-K.

     During the Company's fiscal quarter ended December 31, 1998, the Company was not required to file, and did not file, any Current Report on Form 8-K.

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

     (iii) The following exhibits were filed as part of the Company's Form S-1 Registration Statement (File No. 33-70440) declared effective by the Securities and Exchange Commission on December 21, 1993 and are herein incorporated by reference:

EXHIBIT NO.                                  TITLE
-----------                                  -----

    3a Restated Articles of Organization of the Company, filed with Massachusetts Secretary of State on October 14, 1993.

    3b By-Laws of the Company, as amended on December 31, 1982 and May 26, 1992.

    4a Restated Letter Agreement, dated February 22, 1993, between the Company and State Street Bank and Trust Company (the "Bank").

  *10h Salary Continuation Agreement, dated April 1, 1985, between the Company and Mullahy.

  *10i Salary Continuation Agreement, dated April 1, 1985, between the Company and Merz.

  *10j            National Dentex Corporation Laboratory Incentive
                  Compensation Plan.

  *10k National Dentex Corporation Corporate Executives Incentive Compensation Plan.

  *10l            National Dentex Corporation Group Managers Incentive
                  Compensation Plan.

  *10m National Dentex Corporation Dollars Plus Plan, as amended on January 3, 1986.

  *10n            National Dentex Corporation Employees' Stock Purchase Plan.

---------------

* These exhibits relate to a management contract or to a compensatory plan or arrangement.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          NATIONAL DENTEX CORPORATION


                                          By:      /s/ DAVID L. BROWN
                                             -----------------------------------
                                                 DAVID L. BROWN, PRESIDENT

March 5, 1999

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

                      SIGNATURE                                    TITLE                        DATE
                      ---------                                    -----                        ----

               /s/ WILLIAM M. MULLAHY                  Chief Executive Officer and           March 5, 1999
-----------------------------------------------------    Director (Principal
                 WILLIAM M. MULLAHY                      Executive Officer)

                /s/ DAVID V. HARKINS                   Chairman of the Board and             March 5, 1999
-----------------------------------------------------    Director
                  DAVID V. HARKINS

                 /s/ JACK R. CROSBY                    Director                              March 5, 1999
-----------------------------------------------------
                   JACK R. CROSBY

               /s/ WILLIAM H. MCCLURG                  Director                              March 5, 1999
-----------------------------------------------------
                 WILLIAM H. MCCLURG

                /s/ NORMAN F. STRATE                   Director                              March 5, 1999
-----------------------------------------------------
                  NORMAN F. STRATE

                 /s/ DAVID L. BROWN                    President, Treasurer, Chief           March 5, 1999
-----------------------------------------------------    Financial Officer, and
                   DAVID L. BROWN                        Director (Principal
                                                         Financial Officer)

             /s/ RICHARD F. BECKER, JR.                Vice President, Finance and           March 5, 1999
-----------------------------------------------------    Assistant Treasurer
               RICHARD F. BECKER, JR.                    (Principal Accounting
                                                         Officer)

                          NATIONAL DENTEX CORPORATION

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

                                                                 PAGE
                                                                 ----

Financial Statements:
The historical consolidated financial statements of National
  Dentex Corporation included herein are as listed below.
     Report of Independent Public Accountants...............      F-2
     Consolidated Balance Sheets as of December 31, 1997 and      F-3
      1998..................................................
     Consolidated Statements of Income for the three years        F-4
      ended December 31, 1998...............................
     Consolidated Statements of Stockholders' Equity for the      F-5
      three years ended December 31, 1998...................
     Consolidated Statements of Cash Flows for the three          F-6
      years ended December 31, 1998.........................
     Notes to Consolidated Financial Statements.............      F-7

Schedules:
     Valuation and Qualifying Accounts......................  Schedule II
     Computation of Net Income Per Share....................  Exhibit 11

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To National Dentex Corporation:

     We have audited the accompanying consolidated balance sheets of National Dentex Corporation (a Massachusetts corporation) as of December 31, 1998 and 1997, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of National Dentex Corporation as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

     Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedules in the index to consolidated financial statements are presented for purposes of complying with the Securities and Exchange Commission's rules and are not a required part of the basic consolidated financial statements. These schedules have been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly state, in all material respects, the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                            /s/ ARTHUR ANDERSEN LLP
                                            Arthur Andersen LLP


Boston, Massachusetts
February 5, 1999

                          NATIONAL DENTEX CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  1997           1998
                                                              ------------   ------------
                              ASSETS
CURRENT ASSETS:
    Cash and equivalents....................................  $ 4,912,097    $ 8,525,648
    Accounts receivable:
        Trade, less allowance of $146,000 in 1997 and
          $145,000 in 1998..................................    6,708,260      7,322,515
        Other...............................................      208,799        272,280
    Inventories.............................................    3,091,800      3,338,103
    Prepaid expenses........................................      493,781        714,066
    Deferred tax asset......................................      364,979        373,800
                                                              -----------    -----------
        Total current assets................................   15,779,716     20,546,412
                                                              -----------    -----------
PROPERTY AND EQUIPMENT:
    Land and buildings......................................    3,590,720      3,683,402
    Leasehold and building improvements.....................    3,142,342      3,297,586
    Laboratory equipment....................................    6,491,244      6,797,200
    Furniture and fixtures..................................    1,832,982      1,940,580
    Capital leases..........................................      342,819        342,819
                                                              -----------    -----------
                                                               15,400,107     16,061,587
    Less -- Accumulated depreciation and amortization.......    7,981,989      8,561,566
                                                              -----------    -----------
    Net property and equipment..............................    7,418,118      7,500,021
                                                              -----------    -----------
OTHER ASSETS, net:
    Goodwill................................................    8,254,191      9,763,813
    Non-competition agreements..............................    3,508,875      3,639,302
    Other...................................................      768,953      1,020,016
                                                              -----------    -----------
                                                               12,532,019     14,423,131
                                                              -----------    -----------
                                                              $35,729,853    $42,469,564
                                                              ===========    ===========
            LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Accounts payable........................................  $ 1,137,701    $ 1,383,928
    Accrued liabilities:
        Payroll and employee benefits.......................    2,826,089      3,682,551
        Deferred purchase price.............................    1,868,577      1,839,856
        Other...............................................      336,661        421,158
                                                              -----------    -----------
            Total current liabilities.......................    6,169,028      7,327,493
                                                              -----------    -----------
LONG TERM LIABILITIES:
    Deferred tax liability..................................      195,827        101,277
    Deferred purchase price.................................      696,367      1,163,300
                                                              -----------    -----------
            Total long-term liabilities.....................      892,194      1,264,577
                                                              -----------    -----------
COMMITMENTS AND CONTINGENCIES (Note 7)
STOCKHOLDERS' EQUITY:
    Preferred stock, $.01 par value Authorized -- 500,000
     shares None issued and outstanding.....................           --             --
    Common stock, $.01 par value Authorized -- 8,000,000
     shares Issued and outstanding --
        3,460,829 shares at December 31, 1997, and 3,513,148
        shares at December 31, 1998.........................       34,608         35,131
    Paid-in capital.........................................   13,968,731     14,493,655
    Retained earnings.......................................   14,665,292     19,348,708
                                                              -----------    -----------
            Total stockholders' equity......................   28,668,631     33,877,494
                                                              -----------    -----------
                                                              $35,729,853    $42,469,564
                                                              ===========    ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                          NATIONAL DENTEX CORPORATION

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                       YEARS ENDED
                                                        ------------------------------------------
                                                        DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                            1996           1997           1998
                                                        ------------   ------------   ------------

Net sales.............................................  $51,971,105    $59,196,110    $63,817,100
Cost of goods sold....................................   29,627,013     33,755,470     36,697,495
                                                        -----------    -----------    -----------
     Gross profit.....................................   22,344,092     25,440,640     27,119,605
Total operating expenses..............................   16,462,045     18,370,360     19,545,023
                                                        -----------    -----------    -----------
     Operating income.................................    5,882,047      7,070,280      7,574,582
Other income..........................................      141,000         69,265         17,922
Interest income.......................................      131,316         81,114        187,257
                                                        -----------    -----------    -----------
     Income before provision for income taxes.........    6,154,363      7,220,659      7,779,761
Provision for income taxes............................    2,449,437      2,873,823      3,096,345
                                                        -----------    -----------    -----------
     Net income.......................................  $ 3,704,926    $ 4,346,836    $ 4,683,416
                                                        ===========    ===========    ===========
Net income per share -- basic.........................  $      1.09    $      1.26    $      1.34
                                                        ===========    ===========    ===========
Net income per share -- diluted.......................  $      1.06    $      1.24    $      1.32
                                                        ===========    ===========    ===========
Weighted average shares outstanding -- basic..........    3,414,411      3,454,473      3,485,763
                                                        ===========    ===========    ===========
Weighted average shares outstanding -- diluted........    3,509,231      3,516,770      3,560,392
                                                        ===========    ===========    ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                          NATIONAL DENTEX CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                              PREFERRED STOCK          COMMON STOCK
                                            --------------------   --------------------
                                            NUMBER OF   $.01 PAR   NUMBER OF   $.01 PAR     PAID-IN      RETAINED
                                             SHARES      VALUE      SHARES      VALUE       CAPITAL      EARNINGS        TOTAL
                                            ---------   --------   ---------   --------     -------      --------        -----

BALANCE, December 31, 1995................      --       $ --      3,271,468   $32,715    $13,309,336   $ 6,613,530   $19,955,581

Issuance of 155,028 shares of common stock
  under the stock option plans............      --         --        155,028     1,550        217,228            --       218,778
Issuance of 13,634 shares of common stock
  under the employee stock purchase
  plan....................................      --         --         13,634       136        145,049            --       145,185
Issuance of 608 shares of common stock as
  director's fees.........................      --         --            608         6         12,002            --        12,008
Net income................................      --         --             --        --             --     3,704,926     3,704,926
                                              ----       ----      ---------   -------    -----------   -----------   -----------
BALANCE, December 31, 1996................      --         --      3,440,738    34,407     13,683,615    10,318,456    24,036,478
                                              ----       ----      ---------   -------    -----------   -----------   -----------

Issuance of 6,295 shares of common stock
  under the stock option plans............      --         --          6,295        63         79,635            --        79,698
Issuance of 12,386 shares of common stock
  under the employee stock purchase
  plan....................................      --         --         12,386       124        181,525            --       181,649
Issuance of 1,410 shares of common stock
  as director's fees......................      --         --          1,410        14         23,956            --        23,970
Net income................................      --         --             --        --             --     4,346,836     4,346,836
                                              ----       ----      ---------   -------    -----------   -----------   -----------
BALANCE, December 31, 1997................      --         --      3,460,829    34,608     13,968,731    14,665,292    28,668,631
                                              ----       ----      ---------   -------    -----------   -----------   -----------

Issuance of 24,844 shares of common stock
  under the stock option plans............      --         --         36,758       367        287,470            --       287,837
Issuance of 14,601 shares of common stock
  under the employee stock purchase
  plan....................................      --         --         14,601       146        213,464            --       213,610
Issuance of 960 shares of common stock as
  director's fees.........................      --         --            960        10         23,990            --        24,000
Net income................................      --         --             --        --             --     4,683,416     4,683,416
                                              ----       ----      ---------   -------    -----------   -----------   -----------
BALANCE, December 31, 1998................      --       $ --      3,513,148   $35,131    $14,493,655   $19,348,708   $33,877,494
                                              ====       ====      =========   =======    ===========   ===========   ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                          NATIONAL DENTEX CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                            YEARS ENDED
                                                             ------------------------------------------
                                                             DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                                 1996           1997           1998
                                                             ------------   ------------   ------------
Cash flows from operating activities:
    Net income.............................................  $ 3,704,926    $ 4,346,836    $ 4,683,416
    Adjustments to reconcile net income to net cash
       provided by operating activities, net of effects of
       acquisitions:
         Depreciation and amortization.....................    1,350,314      1,753,376      2,004,927
         (Increase) decrease in accounts receivable........       35,788        (47,640)      (271,559)
         Increase in inventories...........................     (385,004)      (106,745)      (114,255)
         (Increase) decrease in prepaid expenses...........        3,241        178,355       (219,137)
         (Increase) decrease in deferred tax asset.........      (26,228)        47,724          1,179
         Increase in other assets..........................      (63,973)      (309,343)      (262,907)
         Increase (decrease) in accounts payable and
            accrued liabilities............................     (694,129)        19,480        950,704
         Decrease in deferred tax liability................      (29,277)      (108,992)       (94,550)
                                                             -----------    -----------    -----------
              Net cash provided by operating activities....    3,895,658      5,773,051      6,677,818
                                                             -----------    -----------    -----------
Cash flows from investing activities:
    Payment for acquisitions, net of cash acquired.........     (839,017)    (3,691,799)    (2,066,966)
    Payment of deferred purchase price.....................   (1,607,826)      (684,631)      (691,949)
    Additions to property and equipment, net...............     (964,894)    (1,524,666)      (830,799)
                                                             -----------    -----------    -----------
         Net cash used in investing activities.............   (3,411,737)    (5,901,096)    (3,589,714)
                                                             -----------    -----------    -----------
Cash flows from financing activities:
    Net payments of current and long-term obligations......      (94,248)      (204,213)            --
    Net proceeds from issuance of common stock.............      375,971        285,317        525,447
                                                             -----------    -----------    -----------
         Net cash provided by financing activities.........      281,723         81,104        525,447
                                                             -----------    -----------    -----------
Net increase (decrease) in cash and equivalents............      765,644        (46,941)     3,613,551
Cash and equivalents at beginning of period................    4,193,394      4,959,038      4,912,097
                                                             -----------    -----------    -----------
Cash and equivalents at end of period......................  $ 4,959,038    $ 4,912,097    $ 8,525,648
                                                             ===========    ===========    ===========
Supplemental disclosures of cash flow information:
    Interest paid..........................................  $    22,098    $    11,179    $    12,084
                                                             ===========    ===========    ===========
    Income taxes paid......................................  $ 2,739,444    $ 3,071,545    $ 2,993,473
                                                             ===========    ===========    ===========
Supplemental schedule of noncash investing and financing
  activities:
    The Company purchased the operations of certain dental
       laboratories in 1996, 1997 and 1998. In conjunction
       with these acquisitions, liabilities were assumed as
       follows:
    Fair value of assets acquired..........................  $ 1,618,000    $ 5,735,000    $ 3,434,000
    Cash paid..............................................     (910,000)    (3,893,000)    (2,067,000)
    Deferred purchase price at date of acquisition.........     (468,000)    (1,545,000)    (1,080,000)
                                                             -----------    -----------    -----------
Liabilities assumed........................................  $   240,000    $   297,000    $   287,000
                                                             ===========    ===========    ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                          NATIONAL DENTEX CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1998

(1)  ORGANIZATION

     National Dentex Corporation (the "Company") owned and operated 27 full-service dental laboratories and five branch laboratories in 21 states throughout the United States as of December 31, 1998. Working from dentists' work orders, the Company's dental laboratories custom design and fabricate dentures, crowns and fixed bridges, and other dental prosthetic appliances.

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Principles of Consolidation

     The consolidated financial statements include all operations of the Company. Acquisitions are reflected from the date acquired by the Company (see
Note 3) to December 31, 1998. All significant intercompany balances and transactions have been eliminated in consolidation.

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

  Other Assets

     Included in other assets are the costs of noncompetition agreements which are deferred and amortized on a straight-line basis according to the terms of the agreements over five to ten years. Goodwill is being amortized using the straight-line method over a period of 20 years, the estimated useful life. The Company continually evaluates whether events and circumstances have occurred that indicate the remaining estimated useful life of goodwill may warrant revision or that the remaining balance of goodwill may not be recoverable. When factors indicate that goodwill should be evaluated for possible impairment, the Company uses an estimate of the related business segment's undiscounted operating income over the remaining life of the goodwill in measuring whether the goodwill is recoverable. As of December 31, 1998 there have been no write-downs of goodwill.

                          NATIONAL DENTEX CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1998 -- (CONTINUED)

     Accumulated amortization on these intangible assets was approximately $2,840,000 and $3,972,000 at December 31, 1997 and 1998, respectively.

  Income Taxes

     The Company follows Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109). Under SFAS 109, deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been included in the financial statements or tax returns. The amount of deferred tax asset or liability is based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

  Net Income per Common Share

     In 1997 the Company adopted the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share." This statement was issued by the Financial Accounting Standards Board (the "FASB") in March 1997 and establishes the standards for computing and presenting earnings per share ("EPS") and applies to entities with publicly held common stock or potential common stock. This statement requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerators and denominators of the basic and diluted EPS computations for all prior period EPS data presented.

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

  Disclosures About the Fair Value of Financial Instruments

     The Company's financial instruments consist mainly of cash and equivalents, accounts receivable, accounts payable, accrued liabilities and long-term liabilities. The carrying amounts of the Company's cash and equivalents, accounts receivable, accounts payable and accrued liabilities approximate their fair value due to the short-term nature of these instruments. The carrying amounts of the long-term liabilities also approximates their fair value, based on rates available to the Company for debt with similar terms and remaining maturities.

                          NATIONAL DENTEX CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1998 -- (CONTINUED)

  New Accounting Pronouncements

     The FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is required to be adopted by the Company no later than fiscal year 2000. This statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or a liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company formally document, designate and assess the effectiveness of transactions that receive hedge accounting. The Company plans to adopt this statement in fiscal year 2000. Management does not believe that the adoption of SFAS No. 133 will have a material effect on the Company's financial position or results of operations.

     The FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," which is required to be adopted by the Company no later than fiscal year 1998. This statement introduces a new model for segment reporting, called the management approach. The management approach is based on the way that the chief operating decision maker organizes segments within a company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure -- any manner in which management disaggregates the company. The Company adopted this statement in fiscal year 1998. This statement has no impact on the Company's financial statement presentation.

(3)  ACQUISITIONS

     During 1997, the Company acquired the following dental laboratory operations:

        Scrimpshire Dental Studio.............................  January 1997
        TLC Dental Laboratory.................................  July 1997

     During 1998, the Company acquired the following dental laboratory operations:

        Continental Dental Laboratory.........................  March 1998
        Monroe Dental.........................................  July 1998
        Excel Berger Dental...................................  November 1998
        Hearn Dental Laboratory...............................  November 1998

     These acquisitions, which have been reflected in the accompanying consolidated financial statements from the dates of acquisition, have been accounted for as purchases in accordance with Accounting Principles Board (APB) Opinion No. 16. The excess of the total purchase price over the prior carrying amount of the net

                          NATIONAL DENTEX CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1998 -- (CONTINUED)

assets acquired, based on preliminary estimates of their related fair values (which are subject to revision), was allocated as follows as of December 31, 1997 and 1998:

                                                       1997         1998
                                                    ----------   ----------
Total Purchase Price..............................  $5,438,000   $3,323,000
Less fair market values assigned to assets and
  liabilities:
     Cash.........................................     202,000      101,000
     Accounts receivable..........................     521,000      407,000
     Property and equipment.......................     191,000      123,000
     Noncompete agreements........................   1,295,000      720,000
     Inventories..................................      55,000      132,000
     Other assets.................................     151,000       11,000
     Accounts payable.............................    (134,000)      (8,000)
     Accrued liabilities and other................    (163,000)    (203,000)
                                                    ----------   ----------
Goodwill..........................................  $3,320,000   $2,040,000
                                                    ==========   ==========

     In connection with these acquisitions, the Company has incurred certain deferred purchase costs relating to noncompete agreements with certain individuals, ranging over periods of five to ten years and other contingent payments provided for in the purchase agreements.

     The following unaudited pro forma operating results of the Company assume the acquisitions had been made as of January 1, 1997. Such information includes adjustments to reflect additional depreciation, noncompete amortization, amortization of goodwill and interest expense, does not purport to represent what the Company's results of operations would actually have been, and is not necessarily indicative of the results of operations in future periods.

                                                           YEAR ENDED
                                                  -----------------------------
                                                  DECEMBER 31,    DECEMBER 31,
                                                      1997            1998
                                                  ------------    ------------
                                                           (UNAUDITED)
Net sales.......................................   $63,938,000     $65,487,000
Net income......................................     4,690,000       4,798,000
Net income per share:
  - Basic.......................................   $      1.35     $      1.38
  - Diluted.....................................   $      1.33     $      1.35

                          NATIONAL DENTEX CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1998 -- (CONTINUED)

(4)  INCOME TAXES

     The following is a summary of the provision for income taxes:

                                                       YEARS ENDED
                                        ------------------------------------------
                                        DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                            1996           1997           1998
                                        ------------   ------------   ------------
Federal --
     Current..........................   $2,092,021     $2,343,556     $2,660,011
     Deferred.........................     (140,849)       (70,966)       (92,012)
                                         ----------     ----------     ----------
                                          1,951,172      2,272,590      2,567,999
                                         ----------     ----------     ----------
State --
     Current..........................      523,121        613,756        544,583
     Deferred.........................      (24,856)       (12,523)       (16,237)
                                         ----------     ----------     ----------
                                            498,265        601,233        528,346
                                         ----------     ----------     ----------
                                         $2,449,437     $2,873,823     $3,096,345
                                         ==========     ==========     ==========

     Deferred income taxes are comprised of the following at December 31, 1997 and 1998:

                                                              1997       1998
                                                            --------   --------
Deferred Tax Assets:
     Vacation benefits....................................  $182,515   $182,515
     Inventory basis differences..........................    59,896     59,896
     Receivables basis differences........................    38,581     47,402
     Other reserves.......................................    83,987     83,987
                                                            --------   --------
          Total deferred tax assets.......................   364,979    373,800
                                                            --------   --------
Deferred Tax Liabilities:
     Property basis differences...........................  (345,681)  (407,544)
     Noncompete agreements................................    89,217    195,366
     Other liabilities....................................    60,637    110,901
                                                            --------   --------
          Total deferred tax liabilities..................  (195,827)  (101,277)
                                                            --------   --------
Net deferred tax (liability) asset........................  $169,152   $272,523
                                                            ========   ========

     A reconciliation between the provision for income taxes computed at statutory rates and the amount reflected in the accompanying statements of income is as follows:

                                                                     YEARS ENDED
                                                    --------------------------------------------
                                                    DECEMBER 31,    DECEMBER 31,    DECEMBER 31,
                                                        1996            1997            1998
                                                    ------------    ------------    ------------
Statutory federal income tax rate.................      34.0%           34.0%           34.0%
State income tax, net of federal income tax
  benefit.........................................       5.6             5.6             4.6
Other.............................................       0.2             0.2             1.2
                                                        ----            ----            ----
Effective income tax rate.........................      39.8%           39.8%           39.8%
                                                        ====            ====            ====

(5)  LONG-TERM OBLIGATIONS

     The Company maintains a financing agreement (the "Agreement") with State Street Bank and Trust Company (the "Bank"). The Agreement, as amended on June 27, 1997, includes revolving lines of credit of $4,000,000 and $8,000,000. The interest rate on both revolving lines of credit is the prime rate minus one half of one percent or the LIBOR rate plus 1.5%, at the Company's option. Both revolving lines of credit matures on June 1, 2001.

                          NATIONAL DENTEX CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1998 -- (CONTINUED)

     A commitment fee of one eighth of one percent is payable on the unused amount of both revolving lines of credit. The Agreement requires compliance with certain covenants, including the maintenance of net worth and other financial ratios. As of December 31, 1998, the Company was in compliance with these covenants.

(6)  BENEFIT PLANS

     The Company has an employee savings plan (the "Plan") under IRS Code
Section 401(k). The Plan allows contributions of up to 10% of a participant's salary, a portion of which is matched in cash by the Company. The Company contributes this amount once a year, within 120 days after December 31, the Plan's year-end. All employees are eligible to participate in the Plan after completing one year of service with the Company and the attainment of age 21. Participants become fully vested after six years of service or upon attaining age 65. The Company has incurred charges to operations of approximately $240,000, $253,000 and $334,000 to match contributions for the years ended December 31, 1996, 1997 and 1998, respectively.

     The Company has an incentive plan, the Laboratory Plan, for dental laboratory management and other designated key employees who could directly influence the financial performance of an individual dental laboratory. Eligibility is determined annually for each laboratory. Each participant is eligible to receive an amount based on the achievement of certain earnings levels of the participant's laboratory, as defined. The Company has incurred charges to operations of approximately $1,689,000, $1,897,000 and $2,117,000 for the years ended December 31, 1996, 1997 and 1998, respectively, under the Laboratory Plan.

     The Company has an executive bonus plan (the "Executive Plan") for key executives and management of the Company, and a management bonus plan (the "Managers Plan") for laboratory group managers. Eligibility to participate in each plan is determined annually. Participants are eligible to receive a bonus, based on a percentage of salary, dependent upon the achievement of earnings targets, as defined. The bonus is distributed within 90 days after year-end. The Company has incurred aggregate charges to operations of approximately $486,000, $592,000 and $480,000 for the years ended December 31, 1996, 1997 and 1998, respectively, with respect to these plans.

     The Company established a Supplemental Executive Retirement Plan ("SERP") for certain key employees providing for annual benefits payable over a period of ten years beginning at age 65 or date of retirement. Benefits will be funded by life insurance contracts purchased by the Company. The cost of these benefits is being charged to expense and accrued using a present value method over the expected terms of employment. The charges to expense for the years ended December 31, 1996, 1997 and 1998 were approximately $106,000, $124,000 and
$146,000, respectively.

(7)  COMMITMENTS AND CONTINGENCIES

  Operating Leases

     The Company is committed under various noncancelable operating lease agreements covering its office space and dental laboratory facilities. Certain of these leases also require the Company to pay maintenance, repairs, insurance and related taxes. The total rental expense for the years ended December 31, 1996, 1997 and

                          NATIONAL DENTEX CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1998 -- (CONTINUED)

1998 was approximately $976,000, $1,095,000 and $1,207,000, respectively. The approximate aggregate minimum lease commitments under these leases as of December 31, 1998 are as follows:

YEAR                                                            AMOUNT
----                                                            ------

1999........................................................  $1,265,000
2000........................................................   1,238,000
2001........................................................   1,052,000
2002........................................................     974,000
2003........................................................     799,000
Thereafter..................................................   3,146,000
                                                              ----------
                                                              $8,474,000
                                                              ==========

  Employment Contracts and Change-In-Control Arrangements

     In April 1995 the Company entered into employment contracts and change-in-control arrangements with certain key executives. The initial term of these employment contracts expired in April 1998, and the contracts by their terms renew automatically thereafter until termination by the Company or the executive. The change-in-control arrangements provide certain severance benefits in the event that the executive is terminated by the Company without cause or the executive terminates his employment contract for certain specified reasons.

  Legal Proceedings

     The Company is involved from time to time in litigation incidental to its business. Management believes that the outcome of current litigation will not have a material adverse effect upon the operations or financial condition of the Company and will not disrupt the normal operations of the Company.

(8)  STOCK OPTIONS AND WARRANTS

  Stock Option Plans

     On April 24, 1991, the Board granted a nonqualified stock option to an officer of the Company to purchase 104,399 shares of common stock of the Company at an exercise price of $1.00 per share (representing the fair market value at that time). The option expired five years from the date of grant and was nontransferable. During 1996, the last of these options were exercised.

     In addition, an Incentive Stock Option Plan (the "ISO Plan") was adopted by the Board in February 1983. An aggregate of 268,325 shares of the Company's common stock had been reserved for issuance under the ISO Plan to employees of the Company. The options are granted at the direction of the Board and may be exercised by the individual as the options vest over a three-year period, but no later than five years from the date of grant. In May 1992, the ISO Plan was terminated. No additional options will be granted under the ISO Plan; however, the then outstanding options remained exercisable in accordance with the ISO Plan's provisions. During 1996 the last of these options were exercised.

     In May 1992, the Company's Board of Directors (the "Board") adopted the 1992 Long-Term Incentive Plan (the "LTIP"). Under the LTIP, the Board may grant stock options, stock appreciation rights, restricted stock, deferred stock, stock purchase rights and other stock-based compensation to key employees, officers and directors of the Company. In August 1995 the Board amended the LTIP to increase the number of shares of common stock reserved for issuance under the plan from 150,000 to 235,000, in April 1997 to 335,000 and in April 1998 to 485,000. As of December 31, 1998, 369,138 options were outstanding, at between $9.50 and $25.00 per share, the fair market value on the dates of grant, 183,223 of which were exercisable.

                          NATIONAL DENTEX CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1998 -- (CONTINUED)

     The following summarizes the transactions of the Company's LTIP for the years ended December 31, 1996, 1997 and 1998:

                                       1996                  1997                  1998
                                -------------------   -------------------   -------------------
                                           WEIGHTED              WEIGHTED              WEIGHTED
                                           AVERAGE               AVERAGE               AVERAGE
                                           EXERCISE              EXERCISE              EXERCISE
                                 SHARES     PRICE      SHARES     PRICE      SHARES     PRICE
                                 ------    --------    ------    --------    ------    --------
Outstanding at beginning of
  year........................   135,730    $12.35     209,302    $15.25     320,771    $17.28
Granted.......................    81,210     19.80     124,960     20.38      83,930     15.48
Exercised.....................    (3,183)    10.13      (4,295)    10.64     (24,844)   (11.59)
Canceled......................    (4,455)    13.56      (9,196)    16.41     (10,719)   (18.29)
                                --------              --------              --------
Outstanding at end of year....   209,302    $15.25     320,771    $17.28     369,138    $17.22
                                ========    ======    ========    ======    ========    ======
Exercisable at end of year....    64,924    $11.79     116,620    $13.77     183,223    $16.32
Weighted average fair value of
  options granted.............  $   3.97              $   4.64              $   3.40

     Of the options outstanding at December 31, 1998, 156,651 have exercise prices between $9.50 and $15.25, with a weighted average price of $13.55 and a weighted average remaining contractual life of 7.3 years. Of these options, 79,221 are exercisable at a weighted average exercise price of $11.89. Another 85,262 of the options outstanding have exercise prices between $16.25 and $19.75, with a weighted average exercise price of $18.88 and a weighted average remaining contractual life of 7.4 years. Of these options 58,714 are exercisable at a weighted average exercise price of $18.94. The remaining 127,225 options have exercise prices between $20.125 and $25.00, with a weighted average exercise price of $20.64 and a weighted average remaining contractual life of
8.6 years. Of these options 45,288 are exercisable at a weighted average exercise price of $16.32.

     Also, the Company has the 1992 Employees' Stock Purchase Plan (the "Stock Purchase Plan") under which an aggregate of 100,000 shares of the Company's common stock may be purchased, through a payroll deduction program, primarily at a price equal to 85% of the fair market value of the common stock on either the grant date or the exercise date, whichever is lower. The number of shares of common stock purchased through the Stock Purchase Plan for 1996, 1997 and 1998 were 13,634, 12,386 and 14,601, respectively. The Stock Purchase Plan was renewed with a grant date of April 1, 1998 and an exercise date of March 31, 1999.

     The Company accounts for the LTIP and Stock Purchase Plan under APB Opinion No. 25 under which no compensation cost has been recognized. Had compensation costs for these plans been determined consistent with Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), the Company's net income and earnings per share would have been reduced to the following pro forma amounts:

                                                     DECEMBER 31,
                                         ------------------------------------
                                            1996         1997         1998
                                         ----------   ----------   ----------
Net Income:
     As reported.......................  $3,704,926   $4,346,836   $4,683,416
     Pro forma.........................   3,446,190    4,026,642    4,216,387
Earnings per share
     As reported.......................  $     1.06   $     1.24   $     1.32
     Pro forma.........................         .99         1.15         1.19

     Because the SFAS No. 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

                          NATIONAL DENTEX CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1998 -- (CONTINUED)

     In calculating the pro forma information set forth above, the fair value of each option grant under the LTIP and the Stock Purchase Plan is estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1996, 1997 and 1998, respectively: risk-free interest rates of between 4.91% and 5.98% for the 1996 option grants, between 5.19% and 5.48% for the 1997 option grants and between 4.45% and 4.72% for the 1998 option grants; no expected dividend yield for any plan year; expected lives of between one and three years for the 1996, 1997 and 1998 option grants, based on vesting periods; expected volatility of between 33.19% and 35.84% for 1996 option grants, between 33.34% and 36.74% for option grants in 1997 and between 31.63% and 33.77% for option grants in 1998.

  Warrants

     In December 1993, the Company issued warrants to the representative of the underwriter to purchase 100,000 shares of common stock of the Company at an exercise price of 135% of the initial offering price of $8.00, or $10.80 per share. In January 1996, 35,806 shares of common stock of the Company were issued in a cashless exercise of 70,000 of these warrants. In December 1998, the remaining 30,000 warrants were exercised in a cashless transaction and 11,914 shares of common stock were issued.

(9)  EVENT (UNAUDITED) SUBSEQUENT TO DATE OF AUDITOR'S REPORT

     Effective January 1, 1999, the Company completed a transaction to acquire all of the outstanding capital stock of Advanced Dental Arts, Inc. of Bellevue, Washington.

     Effective February 1, 1999, the Company completed a transaction to acquire all of the assets of TVC Dental Laboratory of Denver, Colorado.

                                                                     SCHEDULE II

                          NATIONAL DENTEX CORP0RATION

                       VALUATION AND QUALIFYING ACCOUNTS

                                        BALANCE
                                          AT        CHARGED TO                               BALANCE AT
                                       BEGINNING    COSTS AND                                  END OF
                                       OF PERIOD     EXPENSES     WRITE-OFFS    DEDUCTION      PERIOD
                                       ---------    ----------    ----------    ---------    ----------
Allowance for Doubtful Accounts:
     December 31, 1996...............  $179,996      $69,124       $ 44,981        $--        $204,139
     December 31, 1997...............   204,139       49,473        107,936        --          145,676
     December 31, 1998...............   145,676       64,661         65,788        --          144,549