Form 10-Q
period 1999-03-31
NATIONAL DENTEX CORP /MA/
filed 1999-05-14
CIK 913616

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

FOR THE QUARTER ENDED MARCH 31, 1999           COMMISSION FILE NUMBER: 000-23092


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


                               (508) - 358-4422
                         -------------------------------
                         (REGISTRANT'S TELEPHONE NUMBER)




INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

                        YES    [X]       NO   [ ]


NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AS OF MAY 7, 1999: 3,548,655.
                                                                ---------

================================================================================

                           NATIONAL DENTEX CORPORATION


                                    FORM 10-Q


                          QUARTER ENDED MARCH 31, 1999




                                TABLE OF CONTENTS
                                -----------------


                                                                                                                      PAGE
                                                                                                                      ----

PART I.           FINANCIAL INFORMATION
------

ITEM 1. FINANCIAL STATEMENTS:

                  CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 1998 AND MARCH 31,                                      3
                  1999 (UNAUDITED)

                  CONSOLIDATED STATEMENTS OF INCOME FOR THE THREE MONTHS                                                 4
                  ENDED MARCH 31, 1998 AND MARCH 31, 1999 (UNAUDITED)

                  CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY FOR THE THREE                                          5
                  MONTHS ENDED MARCH 31, 1999 (UNAUDITED)

                  CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS
                  ENDED MARCH 31, 1998 AND MARCH 31, 1999 (UNAUDITED)                                                    6

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                                             7

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND                                                  9
                  RESULTS OF OPERATIONS

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                                                      12

PART II.          OTHER INFORMATION                                                                                     13
-------


                  SIGNATURES                                                                                            15

                           NATIONAL DENTEX CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                                                                          December 31,                  March 31,
                                                                              1998                        1999
                                                                     ---------------------        ---------------------
                                                                                                       (Unaudited)
                               ASSETS
                               ------
CURRENT ASSETS:
   Cash and equivalents............................................. $           8,525,648        $           7,458,318
   Accounts receivable:
     Trade, less allowance of $146,000 in 1998 and
      $188,000 in 1999..............................................             7,322,515                    8,019,275
     Other..........................................................               272,280                      241,598
   Inventories......................................................             3,338,103                    3,453,574
   Prepaid expenses.................................................               714,066                      779,990
   Deferred tax asset...............................................               373,800                      402,404
                                                                     ---------------------        ---------------------
    Total current assets............................................            20,546,412                   20,355,159
                                                                     ---------------------        ---------------------

PROPERTY AND EQUIPMENT:
   Land and buildings...............................................             3,683,402                    3,683,402
   Leasehold and building improvements..............................             3,297,586                    3,392,502
   Laboratory equipment.............................................             6,797,200                    7,032,958
   Furniture and fixtures...........................................             1,940,580                    2,026,902
   Capital leases...................................................               342,819                      342,819
                                                                     ---------------------        ---------------------
                                                                                16,061,587                   16,478,583
     Less - Accumulated depreciation and
       amortization.................................................             8,561,566                    8,682,705
                                                                     ---------------------        ---------------------
   Net property and equipment.......................................             7,500,021                    7,795,878
                                                                     ---------------------        ---------------------

OTHER ASSETS, net:
   Goodwill.........................................................             9,763,813                   10,631,092
   Non competition agreements.......................................             3,639,302                    3,598,016
   Other............................................................             1,020,016                    1,068,968
                                                                     ---------------------        ---------------------
                                                                                14,423,131                   15,298,076
                                                                     ---------------------        ---------------------
                                                                     $          42,469,564        $          43,449,113
                                                                     =====================        =====================
                LIABILITIES AND STOCKHOLDERS' EQUITY
                ------------------------------------

CURRENT LIABILITIES:
   Accounts payable................................................. $           1,383,928        $           1,249,767
   Accrued liabilities:
     Payroll and employee benefits..................................             3,682,551                    2,609,625
     Current portion of deferred purchase price.....................             1,839,856                    2,032,803
     Other..........................................................               421,158                      989,347
                                                                     ---------------------        ---------------------
     Total current liabilities......................................             7,327,493                    6,881,542
                                                                     ---------------------        ---------------------

LONG TERM LIABILITIES:
   Deferred tax liability...........................................               101,277                       68,487
   Deferred purchase price..........................................             1,163,300                    1,233,300
                                                                     ---------------------        ---------------------
     Total long-term liabilities....................................             1,264,577                    1,301,787
                                                                     ---------------------        ---------------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS EQUITY:
   Preferred stock, $.01 par value
     Authorized - 500,000 shares
     None issued and outstanding....................................                     -                            -
   Common stock, $.01 par value
     Authorized - 8,000,000 shares
     Issued and outstanding - 3,513,148 shares at
     December 31, 1998, and 3,532,031 shares at
     March 31, 1999.................................................                35,131                       35,320
   Paid-in capital..................................................            14,493,655                   14,672,190
   Retained earnings................................................            19,348,708                   20,558,274
                                                                     ---------------------        ---------------------
     Total stockholders' equity.....................................            33,877,494                   35,265,784
                                                                     ---------------------        ---------------------
                                                                     $          42,469,564        $          43,449,113
                                                                     =====================        =====================





   The accompanying notes are an integral part of these consolidated financial statements.

                           NATIONAL DENTEX CORPORATION

                        CONSOLIDATED STATEMENTS OF INCOME

                                   (UNAUDITED)



                                                                                     THREE MONTHS ENDED
                                                                                     ------------------
                                                                        March 31, 1998                March 31, 1999
                                                                     ---------------------         --------------------
Net sales........................................................... $          15,140,373         $         17,011,872
Cost of goods sold..................................................             8,717,688                    9,814,003
                                                                     ---------------------         --------------------
   Gross profit.....................................................             6,422,685                    7,197,869
Total operating expenses............................................             4,715,089                    5,196,656
                                                                     ---------------------         --------------------
   Operating income.................................................             1,707,596                    2,001,213
Other income .......................................................                14,400                      (2,736)
Interest income.....................................................                29,281                       69,157
                                                                     ---------------------         --------------------
   Income before provision for income taxes.........................             1,751,277                    2,067,634
Provision for income taxes..........................................               697,009                      858,068
                                                                     ---------------------         --------------------
   Net income ...................................................... $           1,054,268         $          1,209,566
                                                                     =====================         ====================

Net income per share - Basic                                         $                 .30         $                .34
                                                                     =====================         ====================

Net income per share - Diluted                                       $                 .30         $                .34
                                                                     =====================         ====================

Weighted average shares outstanding - Basic                                      3,461,780                    3,526,124
                                                                     =====================         ====================

Weighted average shares outstanding - Diluted                                    3,568,033                    3,544,585
                                                                     =====================         ====================






   The accompanying notes are an integral part of these consolidated financial statements.

                           NATIONAL DENTEX CORPORATION

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                   (Unaudited)



                                                 PREFERRED STOCK         COMMON STOCK
                                              ---------------------  ----------------------
                                              NUMBER OF    $.01 PAR  NUMBER OF     $.01 PAR    PAID-IN      RETAINED
                                               SHARES        VALUE    SHARES        VALUE      CAPITAL      EARNINGS     TOTAL
                                              --------     --------  ---------    ---------  -----------   -----------  --------
BALANCE, December 31, 1998.................      ---        $   ---  3,513,148      $35,131  $14,493,655   $19,348,708  $33,877,494

Issuance of 18,883 shares of common stock
  under the employee stock option plan.....      ---            ---     18,883          189      178,535           ---      178,724

Net income.................................      ---            ---       ---          ---           ---     1,209,566    1,209,566
                                              --------     --------  ---------      -------  -----------   -----------  -----------
BALANCE, March 31, 1999....................      ---        $   ---  3,532,031      $35,320  $14,672,190   $20,558,274  $35,265,784
                                              ========     ========  =========      =======  ===========   ===========  ===========










   The accompanying notes are an integral part of these consolidated financial statements.

                           NATIONAL DENTEX CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)



                                                                       For the three months ended March 31,
                                                                  -------------------------------------------------
                                                                          1998                         1999
                                                                       ----------                   ----------
Cash flows from operating activities:
Net income......................................................       $1,054,268                   $1,209,566
Adjustments to reconcile net income to net cash
  provided by operating activities, net of effects
  of acquisitions:
    Depreciation and amortization...............................          477,384                      541,231
    Increase in accounts receivable.............................          (90,098)                    (475,162)
    Increase in inventories.....................................          (33,791)                     (51,669)
    Increase in prepaid expenses ...............................         (441,598)                     (65,924)
    Increase in deferred tax asset .............................           (1,763)                     (20,604)
    Increase in other assets....................................         (110,484)                     (45,670)
    Increase (decrease) in accounts payable and
     accrued liabilities........................................          236,723                     (829,995)
    Decrease in deferred tax liability..........................          (33,213)                     (32,790)
                                                                  ------------------           --------------------
    Net cash provided by operating activities...................        1,057,428                      228,983
                                                                  ------------------           --------------------

Cash flows from investing activities:
  Payment for acquisitions, net of cash acquired...............        (1,340,357)                  (1,013,641)
  Payment of deferred purchase price...........................          (414,641)                    ( 42,888)
  Additions to property and equipment, net.....................          (350,217)                    (418,508)
                                                                  ------------------           ------------------
    Net cash used in investing activities......................        (2,105,215)                  (1,475,037)
                                                                  ------------------           --------------------

Cash flows from financing activities:
  Proceeds from issuance of common stock........................           21,270                      178,724
                                                                  ------------------           --------------------
    Net cash provided by financing activities...................           21,270                      178,724
                                                                  ------------------           --------------------

Net increase (decrease) in cash.................................       (1,026,517)                  (1,067,330)

Cash at beginning of period.....................................        4,912,097                    8,525,648
                                                                  ------------------           --------------------

Cash at end of period...........................................       $3,885,580                   $7,458,318
                                                                  ------------------           --------------------

Supplemental disclosures of cash flow information:
  Interest paid.................................................           $2,500                       $2,500
                                                                  ------------------           --------------------
  Income taxes paid.............................................           $8,500                     $214,515
                                                                  ------------------           --------------------







   The accompanying notes are an integral part of these consolidated financial statements.

                           NATIONAL DENTEX CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 1999

(1) INTERIM FINANCIAL STATEMENTS
--------------------------------

The accompanying unaudited financial statements include all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for fair presentation of the results of operations for the periods presented. Interim results are not necessarily indicative of the results to be expected for a full year.

Certain information and footnote disclosures normally included in financial statements, prepared in accordance with generally accepted accounting principles, have been condensed or omitted as allowed by Form 10-Q. The accompanying unaudited consolidated financial statements should be read in conjunction with the Company's consolidated financial statements for the year ended December 31, 1998 as filed with the Securities and Exchange Commission on Form 10-K.

(2) EARNINGS PER SHARE
----------------------

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


                                                   THREE MONTHS ENDED             THREE MONTHS ENDED
                                                     MARCH 31, 1998                  MARCH 31, 1999
                                                    ---------------                 ---------------

Net income applicable to common stock                  $1,054,268                     $1,209,566
                                                       ==========                     ==========
COMPUTATION OF BASIC EARNINGS PER SHARE:
----------------------------------------

Weighted average common shares outstanding             3,461,780                      3,526,124

Basic earnings per share                                    $.30                           $.34

COMPUTATION OF DILUTED EARNINGS PER SHARE:
------------------------------------------

Weighted average common shares outstanding             3,461,780                      3,526,124

Shares issuable from assumed exercise of
options and warrants (as determined by the
application of the treasury stock method)                 106,253                         18,461
                                                       ----------                     ----------
Weighted average common shares outstanding as
adjusted                                                3,568,033                      3,544,585

Diluted earnings per share                                   $.30                           $.34

Options to purchase 210,647 shares of common stock ranging from $16.25 to $25.00 per share were outstanding during the first quarter of 1999 but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares. The options, which expire through April 2008, were still outstanding at March 31, 1999.



(3) COMPREHENSIVE INCOME
------------------------

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

(4) ACQUISITIONS
----------------

In January, 1999 the Company acquired all of the capital stock of Advanced Dental Arts, Inc. in Bellevue, Washington. The acquisition, which has been reflected in the accompanying consolidated balance sheet as of March 31, 1999, has been accounted for as a purchase in accordance with Accounting Principles Board Opinion No. 16.

In February, 1999 the Company acquired certain assets of TVC Laboratory, L.C. in Denver, Colorado. The acquisition, which has been reflected in the accompanying consolidated balance sheet as of March 31, 1999, has been accounted for as a purchase in accordance with Accounting Principles Board Opinion No. 16.


(5) SUBSEQUENT EVENTS
---------------------

On April 5, 1999 the Company acquired certain assets of Southside Dental Laboratory, Inc. of Orlando, Florida.

On April 16, 1999 the Company acquired certain assets of Oratech Dental Laboratory of Dallas, Texas.

ITEM 2.
-------

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

================================================================================


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     Working capital increased from $13,219,000 at December 31, 1998 to $13,474,000 at March 31, 1999. Cash and equivalents decreased $1,067,000 from $8,526,000 at December 31, 1998. Operating activities provided $229,000 in cash flow for the three months ended March 31, 1999. Cash outflows related to dental laboratory acquisitions totaled $1,057,000, and capital expenditures totaled $419,000 for the same period.

     The Company maintains a financing agreement (the "Agreement") with State Street Bank and Trust Company (the "Bank"). The Agreement, as amended and extended on June 27, 1998, includes revolving lines of credit of $4,000,000 and $8,000,000. The interest rate on both revolving lines of credit is the prime rate minus 0.5% or the LIBOR rate plus 1.5%, at the Company's option. Both revolving lines of credit mature on June 1, 2001. A commitment fee of one eighth of 1% is payable on the unused amount of both revolving lines of credit. At March 31, 1999 the full principal amount was available to the Company under both revolving lines of credit.

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

RESULTS OF OPERATIONS
---------------------

     The following table sets forth for the periods indicated the percentage of net sales represented by certain items in the Company's Consolidated Financial
Statements:

                                                                                       THREE MONTHS ENDED
                                                                                 -------------------------------
                                                                                 March 31,             March 31,
                                                                                   1998                  1999
                                                                                 ---------             ---------

                 Net sales                                                         100.0%                100.0%
                 Cost of goods sold                                                 57.6                  57.7
                                                                                   -----                 -----
                 Gross profit                                                       42.4                  42.3

                 Total operating expenses                                           31.1                  30.5
                                                                                   -----                 -----
                 Operating income                                                   11.3                  11.8

                 Other income                                                        0.1                   ---
                 Interest income                                                     0.2                   0.4
                                                                                   -----                 -----
                 Income before provision for income taxes                           11.6                  12.2

                 Provision for income taxes                                          4.6                   5.0
                                                                                   -----                 -----

                 Net income                                                          7.0%                  7.1%
                                                                                   -----                 -----


       THREE MONTHS ENDED MARCH 31, 1999 COMPARED WITH THREE MONTHS ENDED
       ------------------------------------------------------------------
                                 MARCH 31, 1998
                                 --------------

Net Sales
     Net sales increased $1,871,000 or 12.4% in the three months ended March 31, 1999 over the corresponding period of the prior year. Approximately $1,069,000 of this increase was attributable to acquisitions, with the remaining increase representing same laboratory sales growth.

Cost of Goods Sold
     Cost of goods sold, which consists principally of labor and related benefits, cost of materials, and laboratory overhead, increased by $1,096,000. As a percentage of sales, cost of goods sold increased from 57.6% to 57.7%, representing a gross margin decrease of .1%. Increases in materials costs were partially offset by improvements in labor productivity and decreases in laboratory overhead. The continued rising cost of palladium, a component of dental alloys used in the manufacture of many of the Company's goods, continues to be a factor in the increased materials costs. The Company has attempted to address the cost of this material in each marketplace and has made efforts to recover costs through price increases, temporary surcharges and the use of substitute metals in place of palladium-based materials.

Total Operating Expenses
     Total operating expenses, which consist of (i) selling expenses, the cost of the Company's pick-up and delivery services and administrative expenses at the dental laboratory level,
(ii) costs of operation by the Company's corporate headquarters and field support services and (iii) amortization expense, increased by $482,000 or 10.2% during the three months ended March 31, 1999 over the corresponding period in 1998.

     This increase was attributable in part to increased expenses associated with the Company's incentive compensation plans. Expenses related to the Laboratory Incentive Compensation plan and the Executive Incentive Compensation plan increased as a result of increased operating income. The remainder of the increase was primarily attributable to the operating and amortization expenses associated with acquired dental laboratories.

     Operating expenses decreased as a percentage of net sales from 31.1% to 30.5% during the three months ended March 31, 1999 compared with the corresponding period in 1998.

Operating Income
     Operating income increased by $294,000 or 17.2% for the three months ended March 31, 1999 over the corresponding period in 1998. The increase was the result of higher sales volume and reductions in operating expenses as a percentage of net sales, slightly offset by an increase in cost of goods sold.

Other Income
     Other income decreased $17,000 in the three months ended March 31, 1999 compared to the same period in 1998. The decrease was primarily attributable to the disposal of property and equipment.

Interest Income
     Interest income increased by $40,000 or 136.2% in the three months ended March 31, 1999 over the corresponding period in 1998. The increase was primarily due to increased investment principal.

Provision for Income Taxes
     The Company's provision for income taxes for the three months ended March 31, 1999 increased to $858,000 from $697,000 in the corresponding period in 1998. The effective tax rate has increased from 39.8% to 41.5%. The increase in the tax provision is primarily attributable to non-deductible costs related to the acquisition of dental laboratories. The tax provision in future periods may increase depending in part on the level and nature of the Company's acquisition activities.

Net Income
     As a result of the factors discussed above, net income for the three months ended March 31, 1999 increased by $155,000 or 14.7% over the corresponding period in 1998. Net income per share, on a diluted basis, increased from $0.30 per share to $0.34 per share.

YEAR 2000 (Y2K) COMPLIANCE
--------------------------

     The Company faces Y2K compliance issues in the areas of computerized data processing using the Company's own equipment along with third party software, and to a lesser extent, exposure to vendor compliance issues in procuring raw materials and difficulties with embedded microprocessors in communications systems and dental laboratory equipment.

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

     The Company intends to implement the final stage of the software and hardware upgrade of its central corporate financial systems in June, 1999. The Company has licensed an upgrade from an existing vendor. While the vendor has represented that the software is Y2K compliant and the Company has conducted internal testing and analysis of the upgrade, the Company will continue to monitor the software during the remainder of the year. It is expected that the new software will be fully operational during the second quarter of 1999.

     The Company has also licensed an upgrade for each laboratory system. The Company has successfully implemented the upgrade at most of its locations and expects to complete implementation by August 1999. While the vendor has represented that the software is Y2K compliant, the Company performed its own internal testing and has discovered programming errors. The vendor has provided program revisions which are currently being installed. The Company has scheduled additional testing in the third quarter to determine whether the revisions have corrected the programming errors.

     The costs of both the upgrade of the central corporate financial systems and the laboratory systems totaling approximately $60,000, have been incurred. While the Company is currently unable to estimate a cost for the replacement of non-compliant hardware, management is confident that these costs when identified and prioritized will not materially increase the Company's normal capital expenditure requirements.

     The Company's laboratories use personal computers for word processing and spreadsheets. An effort is underway to identify non-compliant hardware and software. While these computers are not critical to business operations, the Company expects to upgrade necessary equipment during the course of 1999.

Business Partners
     The Company does business with a multitude of vendors and is in the process of gathering Y2K assurances from its key business partners. The Company does not rely on a single vendor for raw materials inventory. The Company does not operate a "Just In Time" inventory system. Management believes that inventory levels will be sufficient to absorb temporary delays in raw materials shipments. Alternative materials and vendors are generally readily available.

Embedded Systems
     The Company uses equipment in manufacturing. While some equipment uses computer chips for the purpose of temperature regulation and timing, most of the manufacturing process does not rely on computerized machinery. In most cases, the equipment uses timers operating at an hourly level. The Company has not yet identified equipment which is date sensitive. Should equipment fail an individual laboratory can make use of older backup equipment. The Company is continuing the process of identifying communications equipment and other systems which may lose needed functionality due to Y2K issues.


ITEM 3.
-------

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable.

PART II.  OTHER INFORMATION
---------------------------

ITEM 1. Legal Proceedings:
-------

        No material legal proceedings are pending to which the Company is a party or of which any of its property is subject.


ITEM 2. Changes in Securities and Use of Proceeds:

        Not applicable.


ITEM 3. Defaults upon Senior Securities:

        Not applicable.

ITEM 4. Submission of Matters to a Vote of Security Holders:

        The Company's Special Meeting in lieu of an Annual Meeting of Stockholders was held on April 6, 1999. On February 16, 1999, the record date for the meeting, there were 3,532,031 shares of Common Stock outstanding, of which 2,154,563 shares or 61.0% were represented at the meeting by proxy or in person. At the meeting, the following matters were voted upon and approved:


        (a) Proposal to fix the number of directors at six and to elect the following persons as directors.

                                  NUMBER OF VOTES CAST                        NUMBER OF VOTES WITHHELD
        NAME                          FOR NOMINEE                                   FROM NOMINEE
        ----                      --------------------                        ------------------------

William M. Mullahy                        2,108,888                                   45,675

Jack R. Crosby                            2,108,188                                   46,375

William H. McClurg                        2,109,188                                   45,375

David V. Harkins                          2,109,188                                   45,375

Norman F. Strate                          2,109,188                                   45,375

David L. Brown                            2,107,380                                   47,183

        (b) Proposal to approve the appointment of Arthur Andersen LLP as auditors.

         NUMBER OF VOTES CAST                        NUMBER OF VOTES CAST                        NUMBER OF VOTES
            FOR PROPOSAL                               AGAINST PROPOSAL                             ABSTAINED
         --------------------                        --------------------                        ---------------

            2,095,550                                      4,744                                        54,269

ITEM 5. Other Information:
-------

        See footnote 4 and 5 to the Consolidated Financial Statements for information regarding recent acquisitions.

ITEM 6. Exhibits and Reports on form 8-K:
-------

        a.   Exhibits:

             (27) Financial Data Schedule

        b.   Reports on Form 8-K: None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.



                               NATIONAL DENTEX CORPORATION
                               Registrant


May 12, 1999                     By:/s/ William M. Mullahy
                                    ----------------------------------------
                                 William M. Mullahy, Chief Executive Officer
                                 and Director (Principal Executive Officer)



May 12, 1999                     By:/s/ David L. Brown
                                    ----------------------------------------
                                 David L. Brown, President, Treasurer, Chief
                                 Financial Officer and Director
                                 (Principal Financial Officer)


May 12, 1999                     By:/s/ Richard F. Becker
                                    ----------------------------------------
                                 Richard F. Becker, Jr.
                                 Vice President, Finance and Assistant Treasurer
                                 (Principal Accounting Officer)