Form 10-Q
period 1999-06-30
NATIONAL DENTEX CORP /MA/
filed 1999-08-16
CIK 913616

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

FOR THE QUARTER ENDED JUNE 30, 1999            COMMISSION FILE NUMBER: 000-23092


                          NATIONAL DENTEX CORPORATION
                          ---------------------------

     MASSACHUSETTS                                         04-2762050
------------------------                            ---------------------------
(STATE OF INCORPORATION)                            (I.R.S. IDENTIFICATION NO.)


  526 BOSTON POST ROAD, WAYLAND, MA                         01778
---------------------------------------                   ----------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                   (ZIP CODE)


                               (508) - 358 - 4422
                        ------------------------------
                        (REGISTRANT'S TELEPHONE NUMBER)




INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

                                           YES   X         NO
                                                ---            ---


NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AS OF AUGUST 6, 1999:    3,549,413.

================================================================================

                           NATIONAL DENTEX CORPORATION


                                    FORM 10-Q


                           QUARTER ENDED JUNE 30, 1999




                                TABLE OF CONTENTS
                                -----------------




                                                                                        PAGE
                                                                                        ----
PART I.           FINANCIAL INFORMATION
-------
ITEM 1.  FINANCIAL STATEMENTS:

                  CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 1998 AND JUNE 30,
                  1999 (UNAUDITED)                                                        3

                  CONSOLIDATED STATEMENTS OF INCOME FOR THE THREE AND SIX MONTHS
                  ENDED JUNE 30, 1998 AND JUNE 30, 1999 (UNAUDITED)                       4

                  CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY FOR THE SIX
                  MONTHS ENDED JUNE 30, 1999 (UNAUDITED)                                  5

                  CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED
                  JUNE 30, 1998 AND JUNE 30, 1999 (UNAUDITED)                             6

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                              7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                  RESULTS OF OPERATIONS                                                   9

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                      13

PART II.          OTHER INFORMATION                                                      14
--------
                  SIGNATURES                                                             15




                           NATIONAL DENTEX CORPORATION

                           CONSOLIDATED BALANCE SHEETS






                                                                      December 31,         June 30,
                                                                          1998               1999
                                                                      -----------        -----------
                                                                                         (Unaudited)

                                    ASSETS
CURRENT ASSETS:
   Cash and equivalents ..........................................    $ 8,525,648        $ 7,778,572
   Accounts receivable:
     Trade, less allowance of $146,000 in 1998 and
      $171,000 in 1999 ...........................................      7,322,515          8,277,321
     Other .......................................................        272,280            303,344
   Inventories ...................................................      3,338,103          3,519,104
   Prepaid expenses ..............................................        714,066            793,677
   Deferred tax asset ............................................        373,800            407,760
                                                                      -----------        -----------
    Total current assets .........................................     20,546,412         21,079,778
                                                                      -----------        -----------

PROPERTY AND EQUIPMENT:
   Land and buildings ............................................      3,683,402          3,683,402
   Leasehold and building improvements ...........................      3,297,586          3,504,723
   Laboratory equipment ..........................................      6,797,200          7,111,089
   Furniture and fixtures ........................................      1,940,580          2,112,496
   Capital leases ................................................        342,819            342,819
                                                                      -----------        -----------
                                                                       16,061,587         16,754,529
     Less - Accumulated depreciation and
       amortization ..............................................      8,561,566          8,917,953
                                                                      -----------        -----------
   Net property and equipment ....................................      7,500,021          7,836,576
                                                                      -----------        -----------

OTHER ASSETS, net:
   Goodwill ......................................................      9,763,813         11,514,804
   Non competition agreements ....................................      3,639,302          3,821,024
   Other .........................................................      1,020,016          1,122,572
                                                                      -----------        -----------
                                                                       14,423,131         16,458,400
                                                                      -----------        -----------
                                                                      $42,469,564        $45,374,754
                                                                      ===========        ===========

                LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable ..............................................    $ 1,383,928        $ 1,344,770
   Accrued liabilities:
     Payroll and employee benefits ...............................      3,682,551          3,323,886
     Current portion of deferred purchase price ..................      1,839,856          2,475,988
     Other .......................................................        421,158            154,565
                                                                      -----------        -----------
     Total current liabilities ...................................      7,327,493          7,299,209
                                                                      -----------        -----------

LONG TERM LIABILITIES:
   Deferred tax liability ........................................        101,277             21,414
   Deferred purchase price .......................................      1,163,300          1,013,300
                                                                      -----------        -----------
     Total long-term liabilities .................................      1,264,577          1,034,714
                                                                      -----------        -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS EQUITY:
   Preferred stock, $.01 par value
     Authorized - 500,000 shares
     None issued and outstanding .................................             --                 --
   Common stock, $.01 par value
     Authorized - 8,000,000 shares
     Issued and outstanding -
       3,513,148 shares at
     December 31, 1998, and 3,549,413 shares at
     June 30, 1999 ...............................................         35,131             35,494
   Paid-in capital ...............................................     14,493,655         14,893,735
   Retained earnings .............................................     19,348,708         22,111,602
                                                                      -----------        -----------
     Total stockholders' equity ..................................     33,877,494         37,040,831
                                                                      -----------        -----------
                                                                      $42,469,564        $45,374,754
                                                                      ===========        ===========






              The accompanying notes are an integral part of these
                       consolidated financial statements.

                           NATIONAL DENTEX CORPORATION

                        CONSOLIDATED STATEMENTS OF INCOME

                                   (UNAUDITED)



                                                          THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                   -------------------------------       ------------------------------
                                                     JUNE 30,           JUNE 30,           JUNE 30,          JUNE 30,
                                                       1998               1999               1998              1999
                                                   ------------       ------------       ------------      ------------
Net sales .....................................     $16,710,055        $18,233,360        $31,850,428       $35,245,232
Cost of goods sold ............................       9,268,325         10,427,794         17,986,013        20,241,797
                                                    -----------        -----------        -----------       -----------
   Gross profit ...............................       7,441,730          7,805,566         13,864,415        15,003,435
Total operating expenses ......................       4,982,514          5,282,567          9,697,603        10,479,223
                                                    -----------        -----------        -----------       -----------
   Operating income ...........................       2,459,216          2,522,999          4,166,812         4,524,212
Other income (expense) ........................          (3,676)           (21,236)            10,724           (23,972)
Interest income ...............................          27,448             50,828             56,729           119,985
                                                    -----------        -----------        -----------       -----------
   Income before provision for income taxes ...       2,482,988          2,552,591          4,234,265         4,620,225
Provision for income taxes ....................         988,229            999,263          1,685,238         1,857,331
                                                    -----------        -----------        -----------       -----------
   Net income .................................     $ 1,494,759        $ 1,553,328        $ 2,549,027       $ 2,762,894
                                                    ===========        ===========        ===========      ===========

Net income per share - Basic                        $       .43        $       .44        $       .73       $       .78
                                                    ===========        ===========        ===========       ===========

Net income per share - Diluted                      $       .42        $       .44        $       .71       $       .78
                                                    ===========        ===========        ===========       ===========

Weighted average shares outstanding - Basic           3,484,304          3,548,927          3,473,104         3,537,589
                                                    ===========        ===========        ===========       ===========

Weighted average shares outstanding - Diluted         3,589,490          3,566,469          3,577,621         3,555,845
                                                    ===========        ===========        ===========       ===========






              The accompanying notes are an integral part of these
                       consolidated financial statements.

                           NATIONAL DENTEX CORPORATION

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                   (Unaudited)





                                         PREFERRED STOCK              COMMON STOCK
                                     -----------------------     ----------------------
                                     NUMBER OF     $.01 PAR      NUMBER OF    $.01 PAR       PAID-IN       RETAINED
                                       SHARES        VALUE        SHARES        VALUE        CAPITAL       EARNINGS       TOTAL
                                     ---------     --------      ---------    ---------    -----------   ------------    --------
BALANCE, December 31, 1998 ........       --         $  --       3,513,148     $35,131     $14,493,655   $19,348,708   $33,877,494

Issuance of 18,813 shares of
  common stock under the
  employee stock option plan ......       --            --          18,813         189         178,535            --       178,724
Issuance of 16,624 shares of
  common stock under the employee
  stock purchase plan .............       --            --          16,624         166         209,547            --       209,713
Issuance of 828 shares of common
  stock as director's fees ........       --            --             828           8          11,998            --        12,006


Net income ........................       --            --              --          --              --     2,762,894     2,762,894
                                      ------         -----       ---------     --------    -----------   -----------   -----------
BALANCE, June 30, 1999 ............       --         $  --       3,549,413     $ 35,494    $14,893,735   $22,111,602   $37,040,831
                                      ======         =====      ==========     ========    ===========   ===========   ===========










              The accompanying notes are an integral part of these
                       consolidated financial statements.

                           NATIONAL DENTEX CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)



                                                                         For the six months ended June 30,
                                                                         ---------------------------------
                                                                             1998                1999
                                                                         -----------         -----------
Cash flows from operating activities:
Net income ......................................................        $ 2,549,027         $ 2,762,894
Adjustments to reconcile net income to net cash
  provided by operating activities, net of effects
  of acquisitions:
    Depreciation and amortization ...............................            979,795           1,118,145
    Increase in accounts receivable .............................           (588,412)           (622,504)
    Increase in inventories .....................................            (49,145)            (96,699)
    Increase in prepaid expenses ................................           (198,385)            (79,611)
    Increase in deferred tax asset ..............................             (4,263)            (17,960)
    Increase in other assets ....................................           (189,152)           (112,191)
    Increase (decrease) in accounts payable and
     accrued liabilities ........................................             88,517            (880,818)
    Decrease in deferred tax liability ..........................            (80,300)            (79,863)
                                                                         -----------         -----------
    Net cash provided by operating activities ...................          2,507,682           1,991,393
                                                                         -----------         -----------

Cash flows from investing activities:
  Payment for acquisitions, net of cash acquired ................         (1,340,357)         (2,112,123)
  Payment of deferred purchase price ............................           (433,690)           (350,165)
  Additions to property and equipment, net ......................           (516,043)           (676,624)
                                                                         -----------         -----------
    Net cash used in investing activities .......................         (2,290,090)         (3,138,912)
                                                                         -----------         -----------

Cash flows from financing activities:
  Proceeds from issuance of common stock ........................            398,257             400,443
                                                                         -----------         -----------
    Net cash provided by financing activities ...................            398,257             400,443
                                                                         -----------         -----------

Net increase (decrease) in cash .................................            615,849            (747,076)

Cash at beginning of period .....................................          4,912,097           8,525,648
                                                                         -----------         -----------

Cash at end of period ...........................................        $ 5,527,946         $ 7,778,572
                                                                         ===========         ===========

Supplemental disclosures of cash flow information:
  Interest paid .................................................        $     5,056         $     5,056
                                                                         ===========         ===========
  Income taxes paid .............................................        $ 1,333,150         $ 2,071,415
                                                                         ===========         ===========







              The accompanying notes are an integral part of these
                       consolidated financial statements.

                           NATIONAL DENTEX CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 1999

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



                                               THREE MONTHS           THREE MONTHS           SIX MONTHS             SIX MONTHS
                                                  ENDED                  ENDED                  ENDED                 ENDED
                                               JUNE 30, 1998          JUNE 30, 1999        JUNE 30, 1998          JUNE 30, 1999
                                              --------------         --------------        --------------         -------------
Net income applicable to common stock           $1,494,759             $1,553,328            $2,549,027             $2,762,894
                                                ==========             ==========            ==========             ==========

COMPUTATION OF BASIC EARNINGS PER SHARE:
----------------------------------------

Weighted average common shares outstanding       3,484,304              3,548,927             3,473,104              3,537,589
Basic earnings per share                              $.43                   $.44                  $.73                   $.78

COMPUTATION OF DILUTED EARNINGS PER SHARE:
------------------------------------------

Weighted average common shares outstanding       3,484,304              3,548,927             3,473,104              3,537,589

Shares issuable from assumed exercise of
options and warrants (as determined by
the application of the treasury stock
method)                                            105,186                 17,542               104,517                 18,256
                                                ----------             ----------            ----------             ----------


Weighted average common shares outstanding
as adjusted                                      3,589,490              3,566,469             3,577,621              3,555,845

Diluted earnings per share                            $.42                   $.44                  $.71                   $.78



Options to purchase 202,437 shares of common stock at exercise prices ranging from $16.25 to $25.00 per share were outstanding during the second quarter of 1999 but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares. The options, which expire through September 2008, were still outstanding at June 30, 1999.

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

(4) ACQUISITIONS
----------------

In April, 1999 the Company acquired certain assets of Oratech Dental Laboratory in Dallas, Texas. The acquisition, which has been reflected in the accompanying consolidated balance sheet as of June 30, 1999, has been accounted for as a purchase in accordance with Accounting Principles Board Opinion No. 16.

In April, 1999 the Company also acquired certain assets of Southside Dental Laboratory in Orlando, Florida. The acquisition, which has been reflected in the accompanying consolidated balance sheet as of June 30, 1999, has been accounted for as a purchase in accordance with Accounting Principles Board Opinion No. 16.

(5) SUBSEQUENT EVENTS
---------------------

In July, 1999 the Company acquired certain assets of Jobe Dental Ceramics in Tulsa, Oklahoma.

On July 19, 1999 the Company announced that William M. Mullahy, co-founder and Chief Executive Officer of the Company, had passed away on July 18, 1999. Mr. Mullahy, who as a result of his health had stepped aside from any active duties with the Company late last year, was a member of the Board of Directors of the Company.

ITEM 2.
-------
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
          ===========================================================


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         Working capital increased from $13,219,000 at December 31, 1998 to $13,781,000 at June 30, 1999. Cash and equivalents decreased $ 747,000 from $8,526,000 at December 31, 1998. Operating activities provided $1,991,000 in cash flow for the six months ended June 30, 1999. Cash outflows related to dental laboratory acquisitions totaled $2,462,000 for the six months ended June 30, 1999 compared to $1,774,000 for the same period in 1998. Capital expenditures totaled $677,000 for the six months ended June 30, 1999 compared to $516,000 for the same period in 1998.

         The Company maintains a financing agreement (the "Agreement") with State Street Bank and Trust Company (the "Bank"). The Agreement, as amended and extended on June 27, 1998, includes revolving lines of credit of $4,000,000 and $8,000,000. The interest rate on both revolving lines of credit is the prime rate minus 0.5% or the LIBOR rate plus 1.5%, at the Company's option. Both revolving lines of credit mature on June 1, 2001. A commitment fee of one eighth of 1% is payable on the unused amount of both revolving lines of credit. At June 30, 1999 the full principal amount was available to the Company under both revolving lines of credit.

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

RESULTS OF OPERATIONS
---------------------

         The following table sets forth for the periods indicated the percentage of net sales represented by certain items in the Company's Consolidated Financial Statements:


                                                                 SIX MONTHS ENDED
                                                           -----------------------------
                                                           June 30,              June 30,
                                                             1998                 1999
                                                           --------              -------

          Net sales                                          100.0%                100.0%
          Cost of goods sold                                  56.5                  57.4
                                                             -----                 -----
          Gross profit                                        43.5                  42.6

          Total operating expenses                            30.4                  29.7
                                                             -----                 -----
          Operating income                                    13.1                  12.9

          Other income (expense)                                --                  (0.1)
          Interest income                                      0.2                   0.3
                                                             -----                 -----
          Income before provision for income taxes            13.3                  13.1

          Provision for income taxes                           5.3                   5.3
                                                              ----                 -----

          Net income                                          8.0%                  7.8%
                                                            -----                 -----




   SIX MONTHS ENDED JUNE 30, 1999 COMPARED WITH SIX MONTHS ENDED JUNE 30, 1998
   ---------------------------------------------------------------------------

Net Sales

         Net sales increased $3,395,000 or 10.7% in the six months ended June 30, 1999 over the corresponding period of the prior year. Approximately $2,269,000 of this increase was attributable to acquisitions, with the remaining increase representing same laboratory sales growth.

Cost of Goods Sold

         Cost of goods sold, which consists principally of labor and related benefits, cost of materials, and laboratory overhead, increased by $2,256,000. As a percentage of sales, cost of goods sold increased from 56.5% to 57.4%, representing a gross margin decrease of .9%. Increases in materials costs and labor costs were partially offset by decreases in laboratory overhead. The continued rising cost of palladium, a component of dental alloys used in the manufacture of many of the Company's goods, continues to be a factor in the increased materials costs. The average cost of palladium during the first six months of 1999 increased 22.0% over the average cost for the first six months of 1998. This increase, while still substantial, decreased from a 79% increase in the prior year. The Company has continued to address the cost of this material in each marketplace and has made efforts to recover costs through price increases, temporary surcharges and the use of substitute metals in place of palladium-based materials.

Total Operating Expenses

         Total operating expenses, which consist of (i) selling expenses, the cost of the Company's pick-up and delivery services and administrative expenses at the dental laboratory level, (ii) costs of operation by the Company's corporate headquarters and field support services and (iii) amortization expense, increased by $782,000 or 8.1% during the six months ended June 30, 1999 over the corresponding period in 1998.

         While labor and benefit costs increased with the acquisition of additional laboratories, labor and benefit costs as a percentage of sales remained consistent from year to year. In addition, expenses related to the Laboratory Incentive Compensation plan and the Executive Incentive Compensation plan increased as a result of increased operating income. The remainder of the increase was attributable to the amortization expenses associated with acquired dental laboratories.

          Operating expenses decreased as a percentage of net sales from 30.4% to 29.7% during the six months ended June 30, 1999 compared with the corresponding period in 1998.

Operating Income

         Operating income increased by $357,000 or 8.6% for the six months ended June 30, 1999 over the corresponding period in 1998. The increase was the result of higher sales volume and reductions in operating expenses as a percentage of net sales, slightly offset by the increase in cost of goods sold.

Other Income

         Other income decreased $35,000 in the six months ended June 30, 1999 compared to the same period in 1998. The decrease was primarily attributable to the disposal of property and equipment of approximately $7,000, a decrease in rental income of $9,000 and an increased cost of $20,000 due to customer use of credit cards.

Interest Income

         Interest income increased by $63,000 or 111.5% in the six months ended June 30, 1999 over the corresponding period in 1998. The increase was primarily due to increased investment principal throughout the period.

Provision for Income Taxes

         The Company's provision for income taxes for the six months ended June 30, 1999 increased to $1,857,000 from $1,685,000 in the corresponding period in 1998. The effective tax rate has increased from 39.8% to 40.2%. The increase in the tax provision is primarily attributable to non-deductible costs related to the acquisition of dental laboratories. The tax provision in future periods may increase depending in part on the level and nature of the Company's acquisition activities.

Net Income

         As a result of the factors discussed above, net income for the six months ended June 30, 1999 increased by $214,000 or 8.4% over the corresponding period in 1998. Net income per share, on a diluted basis, increased from $0.71 per share to $0.78 per share.

YEAR 2000 (Y2K) COMPLIANCE
--------------------------

         The Company faces Year 2000 ("Y2K") compliance issues in the areas of computerized data processing using the Company's own equipment along with third party software, and to a lesser extent, exposure to vendor compliance issues in procuring raw materials and difficulties with embedded microprocessors in communications systems and dental laboratory equipment.

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

         The Company is in the final stages of the implementation of an upgrade of its central corporate financial systems. The Company has licensed an upgrade from an existing vendor. While the vendor has represented that the software is Y2K compliant and the Company has conducted internal testing and analysis of the upgrade, the Company will continue to monitor the software during the remainder of the year. It is expected that the new software will be fully operational during the third quarter of 1999.

         The Company has also licensed an upgrade for each laboratory system. The Company has successfully implemented the upgrade at most of its locations and expects to complete implementation by August 1999. While the vendor has represented that the software is Y2K compliant, the Company performed its own internal testing and has discovered some programming errors. The vendor has provided program revisions which are currently being installed. The Company has scheduled additional testing in August, 1999 to determine whether the revisions have corrected the programming errors.

         The costs of both the upgrade of the central corporate financial systems and the laboratory systems totaled approximately $60,000. While the Company is currently unable to estimate a cost for the replacement of non-compliant hardware, management is confident that these costs when identified and prioritized will not materially increase the Company's normal capital expenditure requirements.

         The Company's laboratories use personal computers for word processing and spreadsheets. An effort is underway to identify non-compliant hardware and software. While these computers are not critical to business operations, the Company expects to upgrade necessary equipment during the course of 1999.

Business Partners

          The Company does business with a multitude of vendors and is in the process of gathering Y2K assurances from its key business partners. To date the Company has received favorable assurances of compliance from approximately 55% of the vendors surveyed, including our top seventeen suppliers and approximately eighty percent of the dollar volume of our purchases of goods and services. This response and the fact that the Company does not rely on a single vendor for raw materials inventory leads management to believe that inventory levels will be sufficient to absorb temporary delays in raw materials shipments.
Alternative materials and vendors are generally readily available.

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

Most Reasonably Likely Worst Case Scenario

         The Company believes that its Y2K remediation efforts will be sufficient to protect the Company from Y2K related losses. However, in the worst case the Company may continue to encounter difficulties with laboratory billing and scheduling systems. Should the vendor be unable to repair our systems, the Company would need to process billings manually. This could negatively impact the Company by increasing administrative costs and temporarily reducing cash flow (due to billing delays). Additionally, the loss of functionality in these systems could slow production scheduling, further increasing administrative costs and reducing manufacturing productivity.

         The Company may experience difficulties with communications equipment and/or communication service providers at some locations. The Company participates in an industry with a characteristic of frequent contact with the customer. Difficulties in communicating with customers would most likely damage customer relationships and have an adverse effect on sales.

         The Company may encounter product quality problems should equipment fail and backup equipment be found to be inadequate. The most likely result would be an increase in labor and materials costs due to the need to rework substandard products. Emergency purchasing would likely result in higher costs.

Contingency Plans

         The Company believes it would be able to process billings using a combination of laboratory administrative staff, the central office staff and a pool of temporary and part-time workers until a permanent solution to the problem could be implemented. Production scheduling would revert to former manual systems in operation prior to the computerization of our dental laboratories over the last ten years.

         The Company believes it can readily obtain replacement dental equipment should existing equipment fail. The Company believes that its network of dental laboratories will be able to work together to solve the production difficulties of any particular laboratory by lending equipment or production capacity. Communication equipment failures would be more difficult to remedy due to our reliance on third party vendors. While equipment is covered under maintenance contracts, timely performance by third parties cannot be guaranteed.


ITEM 3.
-------

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not applicable.

PART II.  OTHER INFORMATION
---------------------------

ITEM 1.   Legal Proceedings:
-------
          No material legal proceedings are pending to which the Company is a party or of which any of its property is subject.


ITEM 2.   Changes in Securities and Use of Proceeds:
-------
          Not applicable.


ITEM 3.   Defaults upon Senior Securities:
-------
          Not applicable.

ITEM 4.   Submission of Matters to a Vote of Security Holders:
-------
          Not applicable.

ITEM 5.   Other Information:
-------
          See footnotes 4 and 5 to the Consolidated Financial Statements for information regarding recent acquisitions and other matters.

ITEM 6.   Exhibits and Reports on form 8-K:

         a.       Exhibits:   (27) Financial Data Schedule

         b.       Reports on Form 8-K:   None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.



                           NATIONAL DENTEX CORPORATION
                           Registrant


August 12, 1999            By: /s/ David L. Brown
                               -------------------------------------------------
                               David L. Brown, President, Treasurer and Director (Principal Executive Officer)



August 12, 1999            By: /s/ Richard F. Becker
                               -------------------------------------------------
                               Richard F. Becker, Jr.
                               Chief Financial Officer, Vice President of
                               Finance and Assistant Treasurer
                               (Principal Financial and Accounting Officer)