Form 10-Q
period 1999-09-30
NATIONAL DENTEX CORP /MA/
filed 1999-11-15
CIK 913616

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

FOR THE QUARTER ENDED SEPTEMBER 30, 1999       COMMISSION FILE NUMBER: 000-23092


                           NATIONAL DENTEX CORPORATION
                           ---------------------------


     MASSACHUSETTS                                            04-2762050
------------------------                             ---------------------------
(STATE OF INCORPORATION)                             (I.R.S. IDENTIFICATION NO.)



526 BOSTON POST ROAD, WAYLAND, MA                             01778
----------------------------------------                    ---------
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


NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AS OF NOVEMBER 10, 1999: 3,549,983.
                                                                      ----------

================================================================================

                           NATIONAL DENTEX CORPORATION


                                    FORM 10-Q


                        QUARTER ENDED SEPTEMBER 30, 1999




                                TABLE OF CONTENTS





PART I.      FINANCIAL INFORMATION

                                                                                   PAGE
                                                                                   ----
 ITEM 1. FINANCIAL STATEMENTS:

             CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 1998 AND
             SEPTEMBER 30, 1999 (UNAUDITED)                                          3

             CONSOLIDATED STATEMENTS OF INCOME FOR THE THREE AND NINE
             MONTHS ENDED SEPTEMBER 30, 1998 AND SEPTEMBER 30, 1999
             (UNAUDITED)                                                             4

             CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY FOR THE NINE
             MONTHS ENDED SEPTEMBER 30, 1999 (UNAUDITED)                             5

             CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS
             ENDED SEPTEMBER 30, 1998 AND SEPTEMBER 30, 1999 (UNAUDITED)             6

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                              7

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          RESULTS OF OPERATIONS                                                      9

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                  13

PART II.     OTHER INFORMATION                                                      14

             SIGNATURES                                                             15

                           NATIONAL DENTEX CORPORATION

                           CONSOLIDATED BALANCE SHEETS



                                                                         December 31,            September 30,
                                                                            1998                      1999
                                                                        -------------            -------------
                                                                                                  (Unaudited)
                               ASSETS
CURRENT ASSETS:
   Cash and equivalents ..........................................      $ 8,525,648              $10,025,544
   Accounts receivable:
     Trade, less allowance of $145,000 in 1998 and
      $184,000 in 1999 ...........................................        7,322,515                7,708,879
     Other .......................................................          272,280                  343,053
   Inventories ...................................................        3,338,103                3,705,804
   Prepaid expenses ..............................................          714,066                  831,333
   Deferred tax asset ............................................          373,800                  394,921
                                                                        -----------              -----------
    Total current assets .........................................       20,546,412               23,009,534
                                                                        -----------              -----------

PROPERTY AND EQUIPMENT:
   Land and buildings ............................................        3,683,402                3,887,403
   Leasehold and building improvements ...........................        3,297,586                3,591,347
   Laboratory equipment ..........................................        6,797,200                7,274,201
   Furniture and fixtures ........................................        1,940,580                2,148,931
   Capital leases ................................................          342,819                  342,819
                                                                        -----------              -----------
                                                                         16,061,587               17,244,701
     Less - Accumulated depreciation and
       amortization ..............................................        8,561,566                9,140,508
                                                                        -----------              -----------
   Net property and equipment ....................................        7,500,021                8,104,193
                                                                        -----------              -----------

OTHER ASSETS, net:
   Goodwill ......................................................        9,763,813               11,346,979
   Non competition agreements ....................................        3,639,302                3,650,699
   Other .........................................................        1,020,016                1,176,322
                                                                        -----------              -----------
                                                                         14,423,131               16,174,000
                                                                        -----------              -----------
                                                                        $42,469,564              $47,287,727
                                                                        -----------              -----------
                LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable ..............................................      $ 1,383,928              $ 1,175,764
   Accrued liabilities:
     Payroll and employee benefits ...............................        3,249,460                3,302,472
     Current portion of deferred purchase price ..................        1,839,856                2,498,825
     Other .......................................................          421,158                   29,932
                                                                        -----------              -----------
     Total current liabilities ...................................        6,894,402                7,006,993
                                                                        -----------              -----------

LONG TERM LIABILITIES:
   Deferred tax liability ........................................          101,277                   73,473
   Payroll and employee benefits .................................          433,091                1,177,184
   Deferred purchase price .......................................        1,163,300                  816,666
                                                                        -----------              -----------
     Total long-term liabilities .................................        1,697,668                2,067,323
                                                                        -----------              -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS EQUITY:
   Preferred stock, $.01 par value
     Authorized - 500,000 shares
     None issued and outstanding .................................               --                       --
   Common stock, $.01 par value
     Authorized - 8,000,000 shares
     Issued and outstanding - 3,513,148 shares at
     December 31, 1998, and 3,549,983 shares at
     September 30, 1999 ..........................................           35,131                   35,499
   Paid-in capital ...............................................       14,493,655               14,901,230
   Retained earnings .............................................       19,348,708               23,276,682
                                                                        -----------              -----------
     Total stockholders' equity ..................................       33,877,494               38,213,411
                                                                        -----------              -----------
                                                                        $42,469,564              $47,287,727
                                                                        -----------              -----------




              The accompanying notes are an integral part of these
                       consolidated financial statements.

                           NATIONAL DENTEX CORPORATION

                        CONSOLIDATED STATEMENTS OF INCOME

                                   (UNAUDITED)

                                                         Three months ended                Nine months ended
                                                    ------------------------------    -----------------------------
                                                    September 30,    September 30,    September 30,   September 30,
                                                        1998             1999             1998             1999
                                                     -----------     ------------      -----------     ------------
Net sales ........................................   $15,800,533     $ 17,146,259      $47,650,961     $ 52,391,491
Cost of goods sold ...............................     9,434,612       10,141,905       27,420,625       30,383,702
                                                     -----------     ------------      -----------     ------------
   Gross profit ..................................     6,365,921        7,004,354       20,230,336       22,007,789
Total operating expenses .........................     4,752,640        5,142,861       14,450,243       15,622,084
                                                     -----------     ------------      -----------     ------------
   Operating income ..............................     1,613,281        1,861,493        5,780,093        6,385,705
Other income (expense) ...........................        12,902          (19,182)          23,626          (43,154)
Interest income ..................................        62,058           84,088          118,787          204,073
                                                     -----------     ------------      -----------     ------------
   Income before provision for income taxes ......     1,688,241        1,926,399        5,922,506        6,546,624
Provision for income taxes .......................       671,919          761,319        2,357,157        2,618,650
                                                     -----------     ------------      -----------     ------------
   Net income ....................................   $ 1,016,322     $  1,165,080      $ 3,565,349     $  3,927,974
                                                     ===========     ============      ===========     ============

Net income per share - Basic .....................   $       .29     $        .33      $      1.02     $       1.11
                                                     ===========     ============      ===========     ============

Net income per share - Diluted ...................   $       .29     $        .33      $      1.00     $       1.10
                                                     ===========     ============      ===========     ============

Weighted average shares outstanding - Basic ......     3,493,441        3,549,646        3,479,954        3,541,652
                                                     ===========     ============      ===========     ============

Weighted average shares outstanding - Diluted ....     3,555,919        3,577,688        3,572,046        3,563,414
                                                     ===========     ============      ===========     ============



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                           NATIONAL DENTEX CORPORATION

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                   (Unaudited)

                                        Preferred Stock         Common Stock
                                       -------------------  ----------------------
                                       Number of  $.01 Par  Number of     $.01 Par      Paid-in       Retained
                                         Shares      Value    Shares        Value       Capital       Earnings         Total
                                       ---------  --------  ---------    ---------      -------       --------         -----

BALANCE, December 31, 1998 ...........   --         $--     3,513,148     $35,131     $14,493,655    $19,348,708     $33,877,494

Issuance of 19,383 shares of
   common stock under the employee
   stock option plan .................   --          --        19,383         194         186,030             --         186,224

Issuance of 16,624 shares of
   common stock under the employee
   stock purchase plan ...............   --          --        16,624         166         209,547             --         209,713

Issuance of 828 shares of
   common stock as director's fees ...   --          --           828           8          11,998             --          12,006

Net income ...........................   --          --            --          --              --      3,927,974       3,927,974
                                        ---         ----    ---------     -------     -----------    -----------     -----------
BALANCE, September 30, 1999...........   --         $--     3,549,983     $35,499     $14,901,230    $23,276,682     $38,213,411
                                        ===         ====    =========     =======     ===========    ===========     ===========




              The accompanying notes are an integral part of these
                       consolidated financial statements.

                           NATIONAL DENTEX CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                     For the nine months ended September 30,
                                                                   -----------------------------------------
                                                                       1998                      1999
                                                                   -----------               ------------
Cash flows from operating activities:
Net income .....................................................   $ 3,565,349               $  3,927,974
Adjustments to reconcile net income to net cash
  provided by operating activities, net of effects
  of acquisitions:
    Depreciation and amortization ..............................     1,479,994                  1,702,944
    Increase in accounts receivable ............................      (143,926)                   (93,771)
    Increase in inventories ....................................       (28,618)                  (283,399)
    Increase in prepaid expenses ...............................      (256,816)                  (117,267)
    Increase in deferred tax asset .............................        (3,842)                    (5,121)
    Increase in other assets ...................................      (237,750)                  (167,789)
    Decrease in accounts payable and
     accrued liabilities .......................................      (435,668)                (1,044,356)
    Decrease in deferred tax liability .........................       (18,759)                   (27,804)
                                                                   -----------               ------------
    Net cash provided by operating activities ..................     3,919,964                  3,891,411
                                                                   -----------               ------------

Cash flows from investing activities:
  Payment for acquisitions, net of cash acquired ...............    (1,385,357)                (2,112,123)
  Payment of deferred purchase price ...........................      (646,153)                  (515,165)
  Additions to property and equipment, net .....................      (645,282)                (1,189,041)
  Proceeds from officer's life insurance policy ................            --                  1,016,871
                                                                   -----------               ------------
    Net cash used in investing activities ......................    (2,676,792)                (2,799,458)
                                                                   -----------               ------------

Cash flows from financing activities:
  Proceeds from issuance of common stock .......................       478,291                    407,943
                                                                   -----------               ------------
    Net cash provided by financing activities ..................       478,291                    407,943
                                                                   -----------               ------------

Net increase (decrease) in cash ................................     1,721,463                  1,499,896

Cash at beginning of period ....................................     4,912,097                  8,525,648
                                                                   -----------               ------------

Cash at end of period ..........................................   $ 6,633,560               $ 10,025,544
                                                                   -----------               ------------

Supplemental disclosures of cash flow information:
  Interest paid ................................................   $     9,333               $      7,611
                                                                   -----------               ------------
  Income taxes paid ............................................   $ 2,330,266               $  3,035,875
                                                                   -----------               ------------


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                           NATIONAL DENTEX CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1999

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

                                          Three Months Ended      Three Months Ended      Nine Months Ended     Nine Months Ended
                                          September 30, 1998      September 30, 1999     September 30, 1998    September 30, 1999
                                         -------------------     -------------------     -------------------   ------------------
Net income applicable to common stock         $1,016,322              $1,165,080             $3,565,349            $3,927,974
                                              ==========              ==========             ==========            ==========

COMPUTATION OF BASIC EARNINGS PER SHARE:

Weighted average common shares
outstanding                                    3,493,441               3,549,646              3,479,954             3,541,652

Basic earnings per share                            $.29                    $.33                  $1.02                $1.11

COMPUTATION OF DILUTED EARNINGS PER SHARE:

Weighted average common shares
outstanding                                    3,493,441               3,549,646              3,479,954             3,541,652

Shares issuable from assumed exercise of
options and warrants (as determined by
the application of the treasury stock method)     62,478                  28,042                 92,092                21,762
                                              ----------              ----------             ----------            ----------
Weighted average common shares
outstanding as adjusted                        3,555,919               3,577,688              3,572,046             3,563,414

Diluted earnings per share                         $.29                     $.33                  $1.00                 $1.10

Options to purchase 192,227 shares of common stock at exercise prices ranging from $17.63 to $25.00 per share were outstanding during the third quarter of 1999 but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares. The options, which expire through September 2008, were still outstanding at September 30, 1999.



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

(4) OFFICER'S LIFE INSURANCE

In August, 1999 the Company received approximately $1,000,000 in proceeds from an officer's life insurance policy. Related to these proceeds, the Company simultaneously recorded an obligation of approximately $1,000,000 in accordance with the terms of the officer's employment agreement. The obligation has been classified in accrued payroll and employee benefits in the Company's consolidated balance sheet.

(5) ACQUISITION ACTIVITY

In July, 1999 the Company acquired certain assets of Jobe Dental Ceramics in Tulsa, Oklahoma. Shortly thereafter, the acquisition agreement was rescinded by mutual agreement of the owner of Jobe Dental Ceramics and the Company.

ITEM 2.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

================================================================================


LIQUIDITY AND CAPITAL RESOURCES

         Working capital increased from $13,652,000 at December 31, 1998 to $16,003,000 at September 30, 1999. Cash and equivalents increased $ 1,500,000 from $8,526,000 at December 31, 1998. Operating activities provided $3,891,000 in cash flow for the nine months ended September 30, 1999. Cash outflows related to dental laboratory acquisitions totaled $2,627,000 for the nine months ended September 30, 1999 compared to $2,032,000 for the same period in 1998. Capital expenditures totaled $1,189,000 for the nine months ended September 30, 1999 compared to $645,000 for the same period in 1998. The increase in capital expenditures is primarily attributable to increased spending on facilities of approximately $400,000.

         The Company maintains a financing agreement (the "Agreement") with State Street Bank and Trust Company (the "Bank"). The Agreement, as amended and extended on June 27, 1998, includes revolving lines of credit of $4,000,000 and $8,000,000. The interest rate on both revolving lines of credit is the prime rate minus 0.5% or the LIBOR rate plus 1.5%, at the Company's option. Both revolving lines of credit mature on June 1, 2001. A commitment fee of one eighth of 1% is payable on the unused amount of both revolving lines of credit. At September 30, 1999 the full principal amount was available to the Company under both revolving lines of credit.

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

RESULTS OF OPERATIONS

         The following table sets forth for the periods indicated the percentage of net sales represented by certain items in the Company's Consolidated Financial Statements:

                                                                 Nine Months Ended
                                                        -----------------------------------
                                                        September 30,         September 30,
                                                             1998                 1999
                                                        -------------         -------------
  Net sales                                                  100.0%                100.0%
  Cost of goods sold                                          57.5                  58.0
                                                             -----                 -----
  Gross profit                                                42.5                  42.0

  Total operating expenses                                    30.3                  29.8
                                                             -----                 -----
  Operating income                                            12.1                  12.2

  Other income (expense)                                        --                  (0.1)
  Interest income                                              0.2                   0.4
                                                             -----                 -----
  Income before provision for income taxes                    12.4                  12.5

  Provision for income taxes                                   4.9                   5.0
                                                             -----                 -----

  Net income                                                   7.5%                  7.5%
                                                             -----                 -----

NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 1998

Net Sales
         Net sales increased $4,741,000 or 9.9% in the nine months ended September 30, 1999 over the corresponding period of the prior year. Approximately $3,386,000 of this increase was attributable to acquisitions, with the remaining increase representing same laboratory sales growth.

Cost of Goods Sold
         Cost of goods sold, which consists principally of labor and related benefits, cost of materials, and laboratory overhead, increased by $2,963,000. As a percentage of sales, cost of goods sold increased from 57.5% to 58.0%, representing a gross margin decrease of .5%. Increases in materials costs and labor costs were partially offset by decreases in laboratory overhead. The continued rising cost of palladium, a component of dental alloys used in the manufacture of many of the Company's goods, continues to be a factor in the increased materials costs. The Company has continued to address the cost of this material in each marketplace and has made efforts to recover costs through price increases, temporary surcharges and the use of substitute metals in place of palladium-based materials.

Total Operating Expenses

         Total operating expenses, which consist of (i) selling expenses, the cost of the Company's pick-up and delivery services and administrative expenses at the dental laboratory level, (ii) costs of operation by the Company's corporate headquarters and field support services and (iii) amortization expense, increased by $1,172,000 or 8.1% during the nine months ended September 30, 1999 over the corresponding period in 1998. Operating expenses decreased as a percentage of net sales from 30.3% to 29.8% during the nine months ended September 30, 1999 compared with the corresponding period in 1998.

         While labor and benefit costs increased in dollar amount due to the acquisition of additional laboratories, labor and benefit costs as a percentage of net sales remained consistent from year to year. Selling expenses, delivery expenses and administrative expenses also increased in amount while decreasing as a percentage of net sales. The remainder of the increase in total operating expenses was attributable to the amortization expenses associated with acquired dental laboratories which increased in amount and as a percentage of net sales.


Operating Income

         Operating income increased by $606,000 or 10.5% for the nine months ended September 30, 1999 over the corresponding period in 1998. The increase was the result of higher sales volume and reductions in operating expenses as a percentage of net sales, partially offset by the increase in cost of goods sold.

Other Income

         Other income decreased $67,000 in the nine months ended September 30, 1999 compared to the same period in 1998. The decrease was primarily attributable to an increase in the loss on disposal of property and equipment of approximately $23,000, a decrease in rental income of $15,000 and increased expenses of $29,000 due to customer use of credit cards.

Interest Income

         Interest income increased by $85,000 or 71.8% in the nine months ended September 30, 1999 over the corresponding period in 1998. The increase was primarily due to increasing investment principal throughout the period as well as increased short-term interest rates.

Provision for Income Taxes

         The Company's provision for income taxes for the nine months ended September 30, 1999 increased to $2,619,000 from $2,357,000 in the corresponding period in 1998. The effective tax rate increased from 39.8% to 40.0%. The increase in the tax provision was primarily attributable to non-deductible costs related to the acquisition of dental laboratories. The tax provision in future periods may increase depending in part on the level and nature of the Company's acquisition activities.

Net Income

         As a result of the factors discussed above, net income for the nine months ended September 30, 1999 increased by $363,000 or 10.2% over the corresponding period in 1998. Net income per share, on a diluted basis, increased from $1.00 per share to $1.10 per share.

YEAR 2000 (Y2K) COMPLIANCE

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

         The Company has completed the implementation of an upgrade of its central corporate financial systems. The Company has licensed the upgrade from an existing vendor. While the vendor has represented that the software is Y2K compliant and the Company has conducted internal testing and analysis of the upgrade, the Company will continue to monitor the software during the remainder of the year.

         The Company has also licensed an upgrade for each laboratory system. The Company has successfully implemented the upgrade at all of its locations. While the vendor had represented that the software was Y2K compliant, the Company performed its own internal testing and discovered some programming errors. Thereafter, the vendor provided program revisions which were installed at all locations. The Company performed additional testing in August, 1999 and has determined that the revisions have corrected the programming errors.

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

         Communication of the potential impact of the Y2K date change is being shared throughout the Company. Laboratory Presidents and other employees have been notified that Y2K may impact not only the major applications addressed above, but also desktop applications including personal computer software and hardware. While these applications are not critical to business operations they will continue to be assessed and repaired during the remainder of 1999. Testing of this equipment will involve the use of various standardized utility programs.


Business Partners
          The Company does business with a multitude of vendors and is in the process of gathering Y2K assurances from its key business partners. To date the Company has received favorable assurances of compliance from approximately 83% of the vendors surveyed, including our top seventeen suppliers and approximately 60% of the dollar volume of our purchases of goods and services. This response rate, and the fact that the Company does not rely on a single vendor for raw materials inventory, leads management to believe that inventory levels will be sufficient to absorb temporary delays in raw materials shipments. Alternative materials and vendors are generally readily available, although certain dental alloys, such as palladium, are produced in foreign countries which may be unprepared for Y2K.

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

         The Company may experience difficulties with communications equipment and/or communication service providers at some locations. An important characteristic of the dental laboratory industry is the need for frequent contact with the customer. Difficulties in communicating with customers would most likely damage customer relationships and have an adverse effect on sales.

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

         Due to the fact that a large portion of the Company's potential Y2K risk is in the hands of third parties or cannot be definitively eliminated, there can be no advance assurance regarding the ultimate outcome of the Y2K date change.


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

ITEM 4.  Submission of Matters to a Vote of Security Holders:

         Not applicable.

ITEM 5.  Other Information:

         See footnotes 4 and 5 to the Consolidated Financial Statements for information regarding recent acquisition activity and other matters.

ITEM 6.  Exhibits and Reports on form 8-K:

         a.  Exhibits:   (27) Financial Data Schedule

         b.  Reports on Form 8-K: None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.



                           NATIONAL DENTEX CORPORATION
                           Registrant


November 12, 1999          By: /s/ David L. Brown
                               ----------------------------------------------
                               David L. Brown
                               President, Treasurer and Director
                               (Principal Executive Officer)



November 12, 1999           By: /s/ Richard F. Becker
                                ---------------------------------------------
                                Richard F. Becker, Jr.
                                Chief Financial Officer, Vice President
                                of Finance and Assistant Treasurer
                                (Principal Financial and Accounting Officer)