Form 10-K
period 1999-12-31
NATIONAL DENTEX CORP /MA/
filed 2000-03-03
CIK 913616

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                            ------------------------

                                   FORM 10-K
(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of February 15, 2000, the aggregate market value of the 3,453,112 outstanding shares of voting stock held by non-affiliates of the registrant was $59,134,543.

     As of February 15, 2000, 3,551,083 shares of the registrant's Common Stock, par value $.01 per share, were issued and outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     The Registrant's definitive Proxy Statement for the Registrant's Special Meeting in Lieu of Annual Meeting of Stockholders to be held on April 4, 2000 is incorporated by reference into Part III.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     National Dentex Corporation (the "Company") was founded in 1982 as H&M Laboratories Services, Inc., a Massachusetts corporation, which acquired six full-service dental laboratories and related branch laboratories from Healthco, Inc. In 1983, the Company changed its name to National Dentex Corporation and acquired 20 additional full-service dental laboratories and related branch laboratories from Lifemark Corporation. The Company today owns and operates 31 dental laboratories, consisting of 26 full-service dental laboratories and five branch laboratories located in 22 states throughout the United States. The Company's dental laboratories custom design and fabricate dentures, crowns and fixed bridges, and other dental prosthetic appliances. Each dental laboratory operates under its own business name. The Company's principal executive offices are located at 526 Boston Post Road, Wayland, MA 01778, telephone number (508) 358-4422. Its corporate web site is located at www.nadx.com.

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

SALES AND MARKETING

     The Company's local dental laboratories market and sell their products through their own direct sales force. The sales force interacts with dentists within its market area, primarily through visits to dentists' offices, to introduce the dental laboratory's services and products offered, and to promote new products and techniques that can assist dentists in expanding their practices. The Company has developed a customer-focused marketing and sales program entitled "Knowledge Based Relationships".(TM) The Company believes that this unique approach to assist the dentist and his or her staff to improve chairtime efficiencies will enhance its ability to expand its base of business by establishing lasting professional relationships with its customers. The Company presently has a total of 21 sales representatives. In addition, the dental laboratories, either alone or with local dental societies, dental schools or study clubs, sponsor technical training clinics for dentists on topics such as advanced clinical techniques. The local dental laboratories also exhibit at state and local dental conventions.

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

EMPLOYEES

     As of December 31, 1999, the Company had 1,241 employees, 1,220 of whom worked at individual laboratories. Corporate management and administrative staff totaled 21 people. None of the Company's employees is covered by a collective bargaining agreement. Management considers the Company's employee relations to be good.

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

ITEM 2.  PROPERTIES

     The Company currently leases a total of approximately 157,000 square feet of space. As of December 31, 1999, the aggregate minimum annual rent payable for all of its leased real properties was approximately $1,319,000. The Company considers these properties to be modern, well maintained and suitable for its purposes and believes that its current facilities are adequate to meet its needs for the foreseeable future. The Company also believes that suitable substitute or replacement space is readily available. The Company's principal executive and administrative offices occupy approximately 10,200 square feet of space in Wayland, Massachusetts. Its 25 leased dental laboratories range in size from 1,000 to 21,000 square feet and average $49,000 in annual base rent.

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

                                                                  PRICE
                                                           -------------------
                     QUARTER ENDING                        LOW BID    HIGH BID
                     --------------                        -------    --------
03/31/98.................................................  $21.000    $25.750
06/30/98.................................................  $21.000    $26.750
09/30/98.................................................  $15.000    $24.000
12/31/98.................................................  $14.500    $19.000
03/31/99.................................................  $14.500    $19.500
06/30/99.................................................  $12.438    $17.250
09/30/99.................................................  $15.375    $18.125
12/31/99.................................................  $16.000    $18.625

     The Company has paid no cash dividends in the past and has no plans to pay cash dividends in the foreseeable future.

     As of February 15, 2000, there were approximately 375 registered record holders of the Company's Common Stock, which the Company believes represented approximately 1,375 beneficial holders. As of February 15, 2000, the low and high bid prices of the Common Stock were each $17.125.

ITEM 6.  SELECTED FINANCIAL DATA

     The following selected financial data for the five years ended December 31, 1999 are derived from the audited consolidated financial statements of the Company. The data should be read in conjunction with the consolidated financial statements and the related notes included in this Report and in conjunction with
Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                            1995       1996       1997       1998       1999
                                           -------    -------    -------    -------    -------
                                                  (IN THOUSANDS EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENTS OF INCOME:
Net sales................................  $44,283    $51,971    $59,196    $63,817    $69,639
Cost of goods sold.......................   24,853     29,627     33,755     36,697     40,396
                                           -------    -------    -------    -------    -------
Gross profit.............................   19,430     22,344     25,441     27,120     29,243
Total operating expenses.................   14,440     16,462     18,370     19,545     20,803
                                           -------    -------    -------    -------    -------
Operating income.........................    4,990      5,882      7,071      7,575      8,440
Other income (expense)...................      187        141         69         18        (57)
Interest income..........................      234        131         81        187        336
                                           -------    -------    -------    -------    -------
Income before provision for income
  taxes..................................    5,411      6,154      7,221      7,780      8,719
Provision for income taxes...............    2,167      2,449      2,874      3,097      3,457
                                           -------    -------    -------    -------    -------
Net income...............................  $ 3,244    $ 3,705    $ 4,347    $ 4,683    $ 5,262
                                           =======    =======    =======    =======    =======
Net income per share -- basic............  $  1.02    $  1.09    $  1.26    $  1.34    $  1.48
                                           =======    =======    =======    =======    =======
Net income per share -- diluted..........  $  0.95    $  1.06    $  1.24    $  1.32    $  1.48
                                           =======    =======    =======    =======    =======
Weighted average shares
  outstanding-basic......................    3,175      3,414      3,454      3,486      3,544
Weighted average shares
  outstanding-diluted....................    3,427      3,509      3,517      3,560      3,566

CONSOLIDATED BALANCE SHEET DATA:
Working capital..........................  $ 7,557    $ 9,859    $ 9,611    $13,652    $16,713
Total assets.............................   28,202     30,234     35,730     42,470     49,205
Long-term debt, including current
  portion................................      298        204         --         --         --
Stockholders' equity.....................  $19,956    $24,036    $28,669    $33,877    $39,549

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     The Company's working capital increased from $13,652,000 at December 31, 1998 to $16,713,000 at December 31, 1999. Cash and equivalents increased $2,689,000 from $8,526,000 at December 31, 1998 to $11,215,000 at December 31,
1999. Operating activities provided $5,695,000 in cash flow for the year ended December 31, 1999. Inventories increased $503,000 from December 31, 1998. The increase in inventory was attributable to the acquisition of dental laboratories and the increased cost of palladium, a component of many dental alloys.

     Cash outflows related to dental laboratory acquisitions totaled $2,680,000 for the year ended December 31, 1999. Capital expenditures for the same period were $1,752,000. The Company expects that increases in capital expenditures, if any, will be in proportion with increasing revenues.

     The Company maintains a financing agreement (the "Agreement") with Citizens Bank of Massachusetts (formerly State Street Bank and Trust Company) (the "Bank"). The Agreement, as amended and extended on June 27, 1997, includes revolving lines of credit of $4,000,000 and $8,000,000. The interest rate on both revolving lines of credit is the prime rate minus 0.5% or LIBOR rate plus 1.5%, at the Company's option. Both revolving lines of credit mature on June 1, 2001. A commitment fee of one eighth of 1% is payable on the unused amount of both lines of credit. At December 31, 1999, the full principal amount was available to the Company under both revolving lines of credit. The Agreement requires compliance with certain covenants, including the maintenance of net worth and other financial ratios. As of December 31, 1999, the Company was in compliance with these covenants.

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

RESULTS OF OPERATIONS

     The following table sets forth for the periods indicated the percentage of net sales represented by certain items in the Company's Consolidated Financial
Statements:

                                                               YEARS ENDED DECEMBER 31,
                                                              --------------------------
                                                               1997      1998      1999
                                                              ------    ------    ------
Net sales...................................................  100.0%    100.0%    100.0%
Cost of goods sold..........................................   57.0      57.5      58.0
                                                              -----     -----     -----
Gross profit................................................   43.0      42.5      42.0
Total operating expenses....................................   31.0      30.6      29.9
                                                              -----     -----     -----
Operating income............................................   12.0      11.9      12.1
Other income (expense)......................................    0.1       0.0      (0.1)
Interest income.............................................    0.1       0.3       0.5
                                                              -----     -----     -----
Income before provision for income taxes....................   12.2      12.2      12.5
Provision for income taxes..................................    4.9       4.9       5.0
                                                              -----     -----     -----
Net income..................................................    7.3%      7.3%      7.5%
                                                              =====     =====     =====

YEAR ENDED DECEMBER 31, 1999 COMPARED WITH YEAR ENDED DECEMBER 31, 1998

  Net Sales

     For the year ended December 31, 1999, net sales increased $5,822,000 or 9.1% over the prior year. Approximately $4,285,000 of this increase was attributable to business at dental laboratories owned less than one year, with the remaining increase representing sales growth at dental laboratories owned both the year ended December 31, 1999 and the comparable year ended December 31, 1998.

  Cost of Goods Sold

     The Company's cost of goods sold increased by $3,699,000 or 10.1% in the fiscal year ended December 31, 1999 over the prior fiscal year, attributable primarily to increased unit sales. As a percentage of sales, cost of goods sold increased from 57.5% to 58.0%. Increases in labor and material costs were partially offset by decreases in laboratory overhead expenses. The continued rising cost of palladium, a component of dental alloys used in the manufacture of many of the Company's products, continues to be a factor in the increased material costs. The average cost of this "noble" metal rose 26% in 1999 over the average cost during 1998. During 1998 the Company attempted to address this issue in each marketplace by instituting price increases, temporary surcharges and the use of substitute metals. Since the cost of this commodity shows no sign of returning to historical levels, each of the Company's laboratories has begun a program to either switch its current noble metal customers to "high noble" metals, such as gold, or to make the surcharges permanent by eliminating all unit pricing and charging a fee per unit plus metal.

  Total Operating Expenses

     Operating expenses, which consist of selling, delivery and administrative expenses both at the laboratory and corporate level, increased by $1,258,000 or 6.4% in the year ended December 31, 1999 over 1998. During this same period operating expenses decreased as a percentage of net sales from 30.6% in 1998 to 29.9% in 1999.

  Operating Income

     Due to the increase in net sales and a reduction in operating expenses as a percent of net sales, operating income increased $865,000 or 11.4% in fiscal year 1999 over fiscal year 1998.

  Interest (Income) Expense

     Interest income increased by $149,000 in the year ended December 31, 1999 from 1998. The increase was due to increased investment principal and rising interest rates.

  Provision for Income Taxes

     The provision for income taxes increased to $3,456,000 in 1999 from $3,096,000 in 1998. This $360,000 increase was the result of increased income. The 39.8% effective tax rate for fiscal year 1998 declined to 39.6% for fiscal year 1999.

  Net Income

     As a result of all the factors discussed above, net income increased to $5,262,000 or $1.48 per share on a diluted basis in 1999 from $4,683,000 or $1.32 per share on a diluted basis in 1998.

YEAR ENDED DECEMBER 31, 1998 COMPARED WITH YEAR ENDED DECEMBER 31, 1997

  Net Sales

     Net sales increased $4,621,000 or 7.8% for the year ended December 31, 1998 over the year ended December 31, 1997. Approximately $3,014,000 of this increase was attributable to business at dental laboratories owned less than one year, with the remaining increase representing sales growth at dental laboratories owned both the year ended December 31, 1998 and the comparable year ended December 31, 1997.

  Cost of Goods Sold

     Cost of goods sold, which consists principally of labor and related benefits, cost of materials, and laboratory overhead, increased by $2,942,000. As a percentage of sales, cost of goods sold increased from 57.0% to 57.5%, representing a gross margin decrease of 0.5%. Increases in materials costs (primarily the increased cost of palladium, as discussed above) and laboratory overhead expenses were partially offset by improvements in labor productivity.

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

YEAR 2000 (Y2K) COMPLIANCE

     The Company has suffered no material adverse effects from Year 2000 ("Y2K") compliance issues following the date change on January 1, 2000.

  Information Technology Issues

     The central focus of the Company's Y2K plan was to mitigate the data processing issues. The areas that needed to be addressed were the Company's centralized corporate financial systems along with individual laboratory billing systems. The corporate systems embody the Company's general ledger and accounts payable systems. The laboratory systems handle production scheduling, billing and accounts receivable. Purchasing and inventory control records are generally kept manually.

     With respect to its central corporate financial systems, the Company licensed and installed an upgrade from an existing vendor. While the vendor had represented that the software was Y2K compliant, the Company completed its own testing to gain further confidence in the vendor's representations.

     The Company had also licensed an upgrade for each laboratory system. The Company successfully implemented the upgrade at all of its locations by June 1999. While the vendor had represented that the software was Y2K compliant, the Company performed its own internal testing and discovered programming errors, which were subsequently corrected by the vendor.

     The costs of both the upgrade of the central corporate financial systems and the laboratory systems of approximately $60,000 have been incurred and will be amortized according to standard Company practice over an estimated useful life of five years.

  Business Partners

     The Company has not experienced any material delays in raw materials shipments as a result of Y2K difficulties affecting its suppliers.

  Embedded Systems

     The Company's laboratory manufacturing equipment, building systems, communications equipment and other systems have not experienced any material malfunctions due to Y2K issues.

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

                                                             THREE MONTHS ENDED
                          -----------------------------------------------------------------------------------------
                          MARCH 31,   JUNE 30,   SEPT. 30,   DEC. 31,   MARCH 31,   JUNE 30,   SEPT. 30,   DEC. 31,
                            1998        1998       1998        1998       1999        1999       1999        1999
                          ---------   --------   ---------   --------   ---------   --------   ---------   --------
                                                (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
Net sales...............   $15,140    $16,710     $15,801    $16,166     $17,012    $18,233     $17,146    $17,248
Gross profit............   $ 6,423    $ 7,441     $ 6,366    $ 6,890     $ 7,198    $ 7,805     $ 7,004    $ 7,235
Gross margin............      42.4%      44.5%       40.3%      42.6%       42.3%      42.8%       40.8%      41.9%
Operating income........   $ 1,708    $ 2,459     $ 1,614    $ 1,794     $ 2,001    $ 2,523     $ 1,861    $ 2,054
Operating margin........      11.3%      14.7%       10.2%      11.1%       11.8%      13.8%       10.9%      11.9%
Net income..............   $ 1,054    $ 1,495     $ 1,016    $ 1,118     $ 1,210    $ 1,553     $ 1,165    $ 1,334
Net income per share....   $  0.30    $  0.42     $  0.29    $  0.32     $  0.34    $  0.44     $  0.33    $  0.37

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

LOCATION OF FINANCIAL STATEMENTS

     The consolidated financial statements furnished in connection with this Report are attached immediately following the Signatures.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     (a) Directors.  The information with respect to directors required by this item is incorporated herein by reference from the Company's Proxy Statement dated March 3, 2000 for the Special Meeting in Lieu of Annual Meeting of Shareholders to be held on April 4, 2000 (the "2000 Proxy Statement").

     (b) Executive Officers. The information with respect to executive officers required by this item is incorporated herein by reference from the 2000 Proxy Statement.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this item is incorporated herein by reference from the 2000 Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is incorporated herein by reference from the 2000 Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is incorporated herein by reference from the 2000 Proxy Statement.

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

  List of Financial Statements and Schedules Referenced in this Item 14

     The historical consolidated financial statements of National Dentex Corporation included herein are as listed below:

                                                              PAGE
                                                              ----
Report of Independent Public Accountants....................  F-2
Consolidated Balance Sheets as of December 31, 1998 and
  1999......................................................  F-3
Consolidated Statements of Income for the three years ended
  December 31, 1999.........................................  F-4
Consolidated Statements of Stockholders' Equity for the
  three years ended December 31, 1999.......................  F-5
Consolidated Statements of Cash Flows for the three years
  ended December 31, 1999...................................  F-6
Notes to Consolidated Financial Statements..................  F-7

  Financial Schedule included herewith:

     Schedule II: Valuation and Qualifying Accounts

     All other schedules are omitted because they are not applicable or not required, or because the required information is shown either in the financial statements or in the notes thereto.

     (b) Reports on Form 8-K.

     During the Company's fiscal quarter ended December 31, 1999, the Company was not required to file, and did not file, any Current Report on Form 8-K.

     (c) Exhibits.

        (i) The following exhibits, required by Item 601 of Regulation S-K, are filed herewith:

EXHIBIT NO.                             TITLE
-----------                             -----
   *10a       Letter Agreement with Thomas E. Gildersleeve, dated
              February 16, 2000.
   *10b       Employment Agreement between the Company and Donald E.
              Merz, dated November 1, 1983.
   *10c       Employment Agreement between the Company and Eloy V.
              Sepulveda, dated June 15, 1983.
     23       Consent of Arthur Andersen LLP
     27       Financial Data Schedule

          (ii) The following exhibits were filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1995 and are herein incorporated by reference:

EXHIBIT NO.                             TITLE
-----------                             -----
   *10d       Long Term Incentive Plan, as amended.
   *10e       Employment Agreement between the Company and Richard F.
              Becker, Jr., dated April 1, 1995.
   *10f       Change of Control Severance Agreement between the Company
              and Richard F. Becker, Jr., dated April 1, 1995.
   *10g       Employment Agreement between the Company and David L.
              Brown, dated April 1, 1995.
   *10h       Change of Control Severance Agreement between the Company
              and David L. Brown dated April 1, 1995.
   *10i       Employment Agreement between the Company and William M.
              Mullahy, dated April 1, 1995.
   *10j       Change of Control Severance Agreement between the Company
              and William M. Mullahy, dated April 1, 1995.

        (iii) The following exhibits were filed as part of the Company's Form S-1 Registration Statement (File No. 33-70440) declared effective by the Securities and Exchange Commission on December 21, 1993 and are herein incorporated by reference:

EXHIBIT NO.                             TITLE
-----------                             -----
     3a       Restated Articles of Organization of the Company, filed
              with Massachusetts Secretary of State on October 14, 1993.
     3b       By-Laws of the Company, as amended on December 31, 1982
              and May 26, 1992.
     4a       Restated Letter Agreement, dated February 22, 1993,
              between the Company and State Street Bank and Trust
              Company (the "Bank").
   *10k       Salary Continuation Agreement, dated April 1, 1985,
              between the Company and William M. Mullahy.
   *10l       Salary Continuation Agreement, dated April 1, 1985,
              between the Company and Donald E. Merz.
   *10m       National Dentex Corporation Laboratory Incentive
              Compensation Plan.
   *10n       National Dentex Corporation Corporate Executives Incentive
              Compensation Plan.
   *10o       National Dentex Corporation Group Managers Incentive
              Compensation Plan.
   *10p       National Dentex Corporation Dollars Plus Plan, as amended
              on January 3, 1986.
   *10q       National Dentex Corporation Employees' Stock Purchase
              Plan.

---------------
* These exhibits relate to a management contract or to a compensatory plan or arrangement.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL DENTEX CORPORATION

March 3, 2000
                                          By:      /s/ DAVID L. BROWN
                                            ------------------------------------
                                                 David L. Brown, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         /s/ DAVID V. HARKINS
-----------------------------------------
David V. Harkins, Chairman of the Board
and Director
March 3, 2000

          /s/ JACK R. CROSBY
-----------------------------------------
Jack R. Crosby, Director
March 3, 2000

        /s/ WILLIAM H. MCCLURG
-----------------------------------------
William H. McClurg, Director
March 3, 2000

         /s/ NORMAN F. STRATE
-----------------------------------------
Norman F. Strate, Director
March 3, 2000

          /s/ DAVID L. BROWN
-----------------------------------------
David L. Brown, President, Treasurer,
and Director
(Principal Executive Officer)
March 3, 2000

      /s/ RICHARD F. BECKER, JR.
-----------------------------------------
Richard F. Becker, Jr, Vice President,
Finance, Chief Financial Officer and
Assistant Treasurer
(Principal Financial Officer)
March 3, 2000

                          NATIONAL DENTEX CORPORATION

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

                                                              PAGE
                                                              ----
Financial Statements:
  The historical consolidated financial statements of
     National Dentex Corporation included herein are as
     listed below.
     Report of Independent Public Accountants...............  F-2
     Consolidated Balance Sheets as of December 31, 1998 and
      1999..................................................  F-3
     Consolidated Statements of Income for the three years
      ended December 31, 1999...............................  F-4
     Consolidated Statements of Stockholders' Equity for the
      three years ended December 31,
       1999.................................................  F-5
     Consolidated Statements of Cash Flows for the three
      years ended December 31, 1999.........................  F-6
     Notes to Consolidated Financial Statements.............  F-7
Schedule:
  Valuation and Qualifying Accounts....................Schedule II

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To National Dentex Corporation:

     We have audited the accompanying consolidated balance sheets of National Dentex Corporation (a Massachusetts corporation) as of December 31, 1999 and 1998, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of National Dentex Corporation as of December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.

     Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedule in the index to consolidated financial statements is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a required part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein, in relation to the basic financial statements taken as a whole.

/s/ ARTHUR ANDERSEN LLP
Arthur Andersen LLP

Boston, Massachusetts
February 2, 2000

                          NATIONAL DENTEX CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                                              DECEMBER 31,    DECEMBER 31,
                                                                  1998            1999
                                                              ------------    ------------
ASSETS
CURRENT ASSETS:
  Cash and equivalents......................................  $ 8,525,648     $11,215,179
  Accounts receivable:
    Trade, less allowance of $145,000 in 1998 and $196,000
     in 1999................................................    7,322,515       7,722,729
    Other...................................................      272,280         436,401
  Inventories...............................................    3,338,103       3,840,821
  Prepaid expenses..........................................      714,066         912,513
  Deferred tax asset........................................      373,800         350,820
                                                              -----------     -----------
         Total current assets...............................   20,546,412      24,478,463
                                                              -----------     -----------
PROPERTY AND EQUIPMENT:
  Land and buildings........................................    3,683,402       3,887,402
  Leasehold and building improvements.......................    3,297,586       3,976,361
  Laboratory equipment......................................    6,797,200       7,356,055
  Furniture and fixtures....................................    1,940,580       2,228,775
  Capital leases............................................      342,819              --
                                                              -----------     -----------
                                                               16,061,587      17,448,593
    Less -- Accumulated depreciation and amortization.......    8,561,566       9,020,264
                                                              -----------     -----------
    Net property and equipment..............................    7,500,021       8,428,329
                                                              -----------     -----------
OTHER ASSETS, net:
  Goodwill..................................................    9,763,813      11,111,435
  Non-competition agreements................................    3,639,302       3,539,947
  Deferred tax asset........................................           --         337,268
  Other.....................................................    1,020,016       1,310,044
                                                              -----------     -----------
                                                               14,423,131      16,298,694
                                                              -----------     -----------
                                                              $42,469,564     $49,205,486
                                                              ===========     ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable..........................................  $ 1,383,928     $ 1,491,285
  Accrued liabilities:
    Payroll and employee benefits...........................    3,249,460       3,764,657
    Current portion of deferred purchase price..............    1,839,856       2,403,888
    Other...................................................      421,158         104,977
                                                              -----------     -----------
         Total current liabilities..........................    6,894,402       7,764,807
                                                              -----------     -----------
LONG TERM LIABILITIES:
  Deferred tax liability....................................      101,277              --
  Payroll and employee benefits.............................      433,091       1,159,871
  Deferred purchase price...................................    1,163,300         731,334
                                                              -----------     -----------
         Total long-term liabilities........................    1,697,668       1,891,205
                                                              -----------     -----------
COMMITMENTS AND CONTINGENCIES (Note 7)
STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value Authorized -- 500,000
    shares; None issued and outstanding.....................           --              --
  Common stock, $.01 par value Authorized -- 8,000,000
    shares; Issued and outstanding -- 3,513,148 shares at
    December 31, 1998, and 3,550,083 shares at December 31,
    1999....................................................       35,131          35,500
  Paid-in capital...........................................   14,493,655      14,903,119
  Retained earnings.........................................   19,348,708      24,610,855
                                                              -----------     -----------
         Total stockholders' equity.........................   33,877,494      39,549,474
                                                              -----------     -----------
                                                              $42,469,564     $49,205,486
                                                              ===========     ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                          NATIONAL DENTEX CORPORATION

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                      YEARS ENDED
                                                      --------------------------------------------
                                                      DECEMBER 31,    DECEMBER 31,    DECEMBER 31,
                                                          1997            1998            1999
                                                      ------------    ------------    ------------
Net sales...........................................  $59,196,110     $63,817,100     $69,639,240
Cost of goods sold..................................   33,755,470      36,697,495      40,396,188
                                                      -----------     -----------     -----------
  Gross profit......................................   25,440,640      27,119,605      29,243,052
Total operating expenses............................   18,370,360      19,545,023      20,802,705
                                                      -----------     -----------     -----------
  Operating income..................................    7,070,280       7,574,582       8,440,347
Other income (expense)..............................       69,265          17,922         (57,491)
Interest income.....................................       81,114         187,257         335,722
                                                      -----------     -----------     -----------
  Income before provision for income taxes..........    7,220,659       7,779,761       8,718,578
Provision for income taxes..........................    2,873,823       3,096,345       3,456,431
                                                      -----------     -----------     -----------
  Net income........................................  $ 4,346,836     $ 4,683,416     $ 5,262,147
                                                      ===========     ===========     ===========
Net income per share -- Basic.......................  $      1.26     $      1.34     $      1.48
                                                      ===========     ===========     ===========
Net income per share -- Diluted.....................  $      1.24     $      1.32     $      1.48
                                                      ===========     ===========     ===========
Weighted average shares outstanding -- Basic........    3,454,473       3,485,763       3,543,752
                                                      ===========     ===========     ===========
Weighted average shares outstanding -- Diluted......    3,516,770       3,560,392       3,566,332
                                                      ===========     ===========     ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                          NATIONAL DENTEX CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                           PREFERRED STOCK          COMMON STOCK
                                         --------------------   --------------------
                                         NUMBER OF   $.01 PAR   NUMBER OF   $.01 PAR     PAID-IN      RETAINED
                                          SHARES      VALUE      SHARES      VALUE       CAPITAL      EARNINGS        TOTAL
                                         ---------   --------   ---------   --------   -----------   -----------   -----------
BALANCE, December 31, 1996.............     --          $--     3,440,738   $34,407    $13,683,615   $10,318,456   $24,036,478
Issuance of 6,295 shares of common
  stock under the stock option plans...     --          --         6,295         63         79,635            --        79,698
Issuance of 12,386 shares of common
  stock under the employee stock
  purchase plan........................     --          --        12,386        124        181,525            --       181,649
Issuance of 1,410 shares of common
  stock as director's fees.............     --          --         1,410         14         23,956            --        23,970
Net income.............................     --          --            --         --             --     4,346,836     4,346,836
                                             --         --      ---------   -------    -----------   -----------   -----------
BALANCE, December 31, 1997.............     --          --      3,460,829    34,608     13,968,731    14,665,292    28,668,631
                                             --         --      ---------   -------    -----------   -----------   -----------
Issuance of 36,758 shares of common
  stock under the stock option plans...     --          --        36,758        367        287,470            --       287,837
Issuance of 14,601 shares of common
  stock under the employee stock
  purchase plan........................     --          --        14,601        146        213,464            --       213,610
Issuance of 960 shares of common stock
  as director's fees...................     --          --           960         10         23,990            --        24,000
Net income.............................     --          --            --         --             --     4,683,416     4,683,416
                                             --         --      ---------   -------    -----------   -----------   -----------
BALANCE, December 31, 1998.............     --          --      3,513,148    35,131     14,493,655    19,348,708    33,877,494
                                             --         --      ---------   -------    -----------   -----------   -----------
Issuance of 19,483 shares of common
  stock under the stock option plans...     --          --        19,483        195        187,919            --       188,114
Issuance of 16,624 shares of common
  stock under the employee stock
  purchase plan........................     --          --        16,624        166        209,547            --       209,713
Issuance of 828 shares of common stock
  as director's fees...................     --          --           828          8         11,998            --        12,006
Net income.............................     --          --            --         --             --     5,262,147     5,262,147
                                             --         --      ---------   -------    -----------   -----------   -----------
BALANCE, December 31, 1999.............     --          $--     3,550,083   $35,500    $14,903,119   $24,610,855   $39,549,474
                                             --         --      ---------   -------    -----------   -----------   -----------

  The accompanying notes are an integral part of these consolidated financial statements.

                          NATIONAL DENTEX CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      YEARS ENDED
                                                      --------------------------------------------
                                                      DECEMBER 31,    DECEMBER 31,    DECEMBER 31,
                                                          1997            1998            1999
                                                      ------------    ------------    ------------
Cash flows from operating activities:
  Net income........................................  $ 4,346,836     $ 4,683,416     $ 5,262,147
  Adjustments to reconcile net income to net cash
     provided by operating activities, net of
     effects of acquisitions:
     Depreciation and amortization..................    1,753,376       2,004,927       2,286,977
     Increase in accounts receivable................      (47,640)       (271,559)       (220,969)
     Increase in inventories........................     (106,745)       (114,255)       (413,416)
     Decrease (increase) in prepaid expenses........      178,355        (219,137)       (198,447)
     Decrease (increase) in deferred tax asset......       47,724           1,179        (298,288)
     Increase in other assets.......................     (309,343)       (262,907)        (97,878)
     Increase (decrease) in accounts payable and
       accrued liabilities..........................       19,480         950,703        (523,888)
     Decrease in deferred tax liability.............     (108,992)        (94,550)       (101,277)
                                                      -----------     -----------     -----------
     Net cash provided by operating activities......    5,773,051       6,677,817       5,694,961
                                                      -----------     -----------     -----------
Cash flows from investing activities:
  Payment for acquisitions, net of cash acquired....   (3,691,799)     (2,066,966)     (2,172,123)
  Payment of deferred purchase price................     (684,631)       (691,949)       (508,063)
  Additions to property and equipment, net..........   (1,524,666)       (830,799)     (1,751,948)
  Proceeds from officer's life insurance policy.....           --              --       1,016,871
                                                      -----------     -----------     -----------
     Net cash used in investing activities..........   (5,901,096)     (3,589,714)     (3,415,263)
                                                      -----------     -----------     -----------
Cash flows from financing activities:
  Net payments of current and long-term
     obligations....................................     (204,213)             --              --
  Net proceeds from issuance of common stock........      285,317         525,448         409,833
                                                      -----------     -----------     -----------
     Net cash provided by financing activities......       81,104         525,448         409,833
                                                      -----------     -----------     -----------

Net (decrease) increase in cash and equivalents.....      (46,941)      3,613,551       2,689,531

Cash and equivalents at beginning of period.........    4,959,038       4,912,097       8,525,648
                                                      -----------     -----------     -----------
Cash and equivalents at end of period...............  $ 4,912,097     $ 8,525,648     $11,215,179
                                                      ===========     ===========     ===========
Supplemental disclosures of cash flow information:
  Interest paid.....................................  $    11,179     $    12,084     $    10,139
                                                      ===========     ===========     ===========
  Income taxes paid.................................  $ 3,071,545     $ 2,993,473     $ 3,897,742
                                                      ===========     ===========     ===========
Supplemental schedule of noncash investing and financing activities:

     The Company purchased the operations of certain dental laboratories in 1997, 1998 and 1999.

     In conjunction with these acquisitions, liabilities were assumed as follows:

     Fair value of assets acquired..................  $ 5,735,000     $ 3,434,000     $ 3,352,000
     Cash paid......................................   (3,893,000)     (2,067,000)     (2,172,000)
     Deferred purchase price at date of
       acquisition..................................   (1,545,000)     (1,080,000)       (883,000)
                                                      -----------     -----------     -----------
       Liabilities assumed..........................  $   297,000     $   287,000     $   297,000
                                                      ===========     ===========     ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                          NATIONAL DENTEX CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1999

(1) ORGANIZATION

     National Dentex Corporation (the "Company") owned and operated 26 full-service dental laboratories and five branch laboratories in 22 states throughout the United States as of December 31, 1999. Working from dentists' work orders, the Company's dental laboratories custom design and fabricate dentures, crowns and fixed bridges, and other dental prosthetic appliances.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Principles of Consolidation

     The consolidated financial statements include all operations of the Company. Acquisitions are reflected from the date acquired by the Company (see
Note 3) to December 31, 1999. All significant intercompany balances and transactions have been eliminated in consolidation.

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

  Property and Equipment

     Property and equipment are stated at cost, less accumulated depreciation. Depreciation is calculated using the straight-line method over the following estimated depreciable lives:

Buildings................................................  25 years
Furniture and fixtures...................................  5-10 years
Automobiles and trucks...................................  5 years
Laboratory equipment.....................................  10 years
Computer equipment.......................................  5 years

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

  Other Assets

     Included in other assets are the costs of noncompetition agreements which are deferred and amortized on a straight-line basis according to the terms of the agreements over five to ten years. Goodwill is being amortized using the straight-line method over a period of 20 years, the estimated useful life. The Company continually evaluates whether events and circumstances have occurred that indicate the remaining estimated useful life of goodwill may warrant revision or that the remaining balance of goodwill may not be recoverable. When factors indicate that goodwill should be evaluated for possible impairment, the Company uses an estimate of the related business segment's undiscounted operating income over the remaining life of the

                          NATIONAL DENTEX CORPORATION
goodwill in measuring whether the goodwill is recoverable. As of December 31, 1999 there have been no write-downs of goodwill.

     Accumulated amortization on these intangible assets was approximately $3,972,000 and $5,295,000 at December 31, 1998 and 1999, respectively.

  Income Taxes

     The Company follows Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." Under SFAS No. 109, deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been included in the financial statements or tax returns. The amount of deferred tax asset or liability is based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates.

  Earnings Per Share

     The Company adopted SFAS No. 128, "Earnings per Share," effective December 15, 1997. In accordance with the requirements of SFAS No. 128, basic earnings per share is computed by dividing net income by the weighted average number of shares outstanding and diluted earnings per share reflects the dilutive effect of stock options and warrants. The pro forma weighted average number of shares outstanding, the dilutive effects of outstanding stock options and warrants, and the shares under option plans which were anti-dilutive for the years ended December 31, 1997, 1998 and 1999 are as follows:

                                                                 YEARS ENDED DECEMBER 31,
                                                            -----------------------------------
                                                              1997         1998         1999
                                                            ---------    ---------    ---------
Weighted average number of shares used in basic earnings
  per share calculation...................................  3,454,473    3,485,763    3,543,752
Incremental shares under option plans.....................     62,297       74,629       22,580
                                                            ---------    ---------    ---------
Weighted average number of shares used in diluted earnings
  per share calculation...................................  3,516,770    3,560,392    3,566,332
                                                            =========    =========    =========
Shares under option plans excluded in computation of
  diluted earnings per share due to anti-dilutive
  effects.................................................    185,789       11,800      187,851
                                                            =========    =========    =========

  Cash and Equivalents

     The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

  Stock-Based Compensation

     Effective January 1, 1996, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." The Company has elected to continue to account for employee stock options at intrinsic value with disclosure of the effects of fair value accounting on net income and earnings per share on a pro forma basis.

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

  Disclosures About the Fair Value of Financial Instruments

     The Company's financial instruments consist mainly of cash and equivalents, accounts receivable, accounts payable, accrued liabilities and long-term liabilities. The carrying amounts of the Company's cash

                          NATIONAL DENTEX CORPORATION
and equivalents, accounts receivable, accounts payable and accrued liabilities approximate their fair value due to the short-term nature of these instruments. The carrying amounts of the long-term liabilities also approximates their fair value, based on rates available to the Company for debt with similar terms and remaining maturities.

  Reclassifications

     Certain amounts in the 1998 and 1997 financial statements and notes have been reclassified to conform with the 1999 presentation.

(3) ACQUISITIONS

     During 1998, the Company acquired the following dental laboratory operations:

Continental Dental Laboratory.......................  March 1998
Monroe Dental.......................................  July 1998
Excel Berger Dental.................................  November 1998
Hearn Dental Laboratory.............................  November 1998

     During 1999, the Company acquired the following dental laboratory operations:

Advanced Dental Arts................................  January 1999
TVC Dental Laboratory...............................  February 1999
Oratech Dental Laboratory...........................  April 1999
Southside Dental Laboratory.........................  April 1999
Dentaltech Dental Laboratory........................  December 1999

     These acquisitions, which have been reflected in the accompanying consolidated financial statements from the dates of acquisition, have been accounted for as purchases in accordance with Accounting Principles Board (APB) Opinion No. 16. The excess of the total purchase price over the prior carrying amount of the net assets acquired, based on preliminary estimates of their related fair values (which are subject to revision), was allocated as follows as of December 31, 1998 and 1999:

                                                         1998          1999
                                                      ----------    ----------
Total purchase price................................  $3,323,000    $3,055,000
Less fair market values assigned to assets and
  liabilities:
  Cash..............................................     101,000            --
  Accounts receivable...............................     407,000       343,000
  Property and equipment............................     123,000       141,000
  Noncompete agreements.............................     720,000       570,000
  Inventories.......................................     132,000        89,000
  Other assets......................................      11,000        17,000
  Accounts payable..................................      (8,000)      (37,000)
  Accrued liabilities and other.....................    (203,000)     (260,000)
                                                      ----------    ----------
Goodwill............................................  $2,040,000    $2,192,000
                                                      ==========    ==========

     In connection with these acquisitions, the Company has incurred certain deferred purchase costs relating to noncompete agreements with certain individuals, ranging over periods of five to ten years and other contingent payments provided for in the purchase agreements.

                          NATIONAL DENTEX CORPORATION

     The following unaudited pro forma operating results of the Company assume the acquisitions had been made as of January 1, 1998. Such information includes adjustments to reflect additional depreciation, noncompete amortization, amortization of goodwill and interest expense, and does not purport to represent what the Company's results of operations would actually have been, or to be indicative of the results of operations in future periods.

                                                                      YEARS ENDED
                                                              ----------------------------
                                                              DECEMBER 31,    DECEMBER 31,
                                                                  1998            1999
                                                              ------------    ------------
                                                                      (UNAUDITED)
Net sales...................................................    $69,250         $70,268
Net income..................................................      4,943           5,284
Net income per share:
  Basic.....................................................    $  1.42         $  1.49
  Diluted...................................................    $  1.39         $  1.48

(4) INCOME TAXES

     The following is a summary of the provision for income taxes:

                                                                YEARS ENDED
                                                --------------------------------------------
                                                DECEMBER 31,    DECEMBER 31,    DECEMBER 31,
                                                    1997            1998            1999
                                                ------------    ------------    ------------
Federal:
  Current.....................................   $2,343,556      $2,660,011      $3,261,696
  Deferred....................................      (70,966)        (92,012)       (353,230)
                                                 ----------      ----------      ----------
                                                  2,272,590       2,567,999       2,908,466
                                                 ----------      ----------      ----------
State:
  Current.....................................      613,756         544,583         610,300
  Deferred....................................      (12,523)        (16,237)        (62,335)
                                                 ----------      ----------      ----------
                                                    601,233         528,346         547,965
                                                 ----------      ----------      ----------
                                                 $2,873,823      $3,096,345      $3,456,431
                                                 ==========      ==========      ==========

                          NATIONAL DENTEX CORPORATION

     Deferred income taxes are comprised of the following at December 31, 1998 and 1999:

                                                        1998          1999
                                                      ---------    ----------
Deferred tax assets:
Noncompete agreements...............................  $ 195,366    $  315,221
Other liabilities...................................    110,901       491,660
Vacation benefits...................................    182,515       191,398
Inventory basis differences.........................     59,896        15,840
Receivables basis differences.......................     47,402        55,672
Other reserves......................................     83,987        87,910
                                                      ---------    ----------
     Total deferred tax assets......................    680,067     1,157,701
                                                      ---------    ----------
Deferred tax liabilities:
Property basis differences..........................   (407,544)     (469,613)
                                                      ---------    ----------
     Total deferred tax liabilities.................   (407,544)     (469,613)
                                                      ---------    ----------
Net deferred tax (liability) asset..................  $ 272,523    $  688,088
                                                      =========    ==========

     A reconciliation between the provision for income taxes computed at statutory rates and the amount reflected in the accompanying consolidated statements of income is as follows:

                                                                YEARS ENDED
                                                --------------------------------------------
                                                DECEMBER 31,    DECEMBER 31,    DECEMBER 31,
                                                    1997            1998            1999
                                                ------------    ------------    ------------
Statutory federal income tax rate.............      34.0%           34.0%           34.0%
State income tax, net of federal income tax
  benefit.....................................       5.6             4.6             4.6
Other.........................................       0.2             1.2             1.0
                                                    ----            ----            ----
Effective income tax rate.....................      39.8%           39.8%           39.6%
                                                    ====            ====            ====

(5) LONG-TERM OBLIGATIONS

     The Company maintains a financing agreement (the "Agreement") with Citizens Bank of Massachusetts (formerly State Street Bank and Trust Company) (the "Bank"). The Agreement, as amended on June 27, 1997, includes revolving lines of credit of $4,000,000 and $8,000,000. The interest rate on both revolving lines of credit is the prime rate minus 0.5% or the LIBOR rate plus 1.5%, at the Company's option. Both revolving lines of credit mature on June 1, 2001.

     A commitment fee of one eighth of one percent is payable on the unused amount of both revolving lines of credit. As of December 31, 1999, the full principal amount was available to the Company under both revolving lines of credit. The Agreement requires compliance with certain covenants, including the maintenance of net worth and other financial ratios. As of December 31, 1999, the Company was in compliance with these covenants.

     In August, 1999, the Company received approximately $1,000,000 in proceeds from an officer's life insurance policy. Related to these proceeds, the Company simultaneously recorded an obligation of approximately $1,000,000 in accordance with the terms of the officer's employment agreement. The obligation has been classified in accrued payroll and employee benefits in the Company's consolidated balance sheet.

                          NATIONAL DENTEX CORPORATION

(6) BENEFIT PLANS

     The Company has an employee savings plan (the "Plan") under IRS Code
Section 401(k). The Plan allows contributions of up to 10% of a participant's salary, a portion of which is matched in cash by the Company. The Company contributes this amount once a year, within 120 days after December 31, the Plan's year-end. All employees are eligible to participate in the Plan after completing one year of service with the Company and the attainment of age 21. Participants become fully vested after six years of service or upon attaining age 65. The Company has incurred charges to operations of approximately $253,000, $334,000 and $401,000 to match contributions for the years ended December 31, 1997, 1998 and 1999, respectively.

     The Company has an incentive plan, the Laboratory Plan, for dental laboratory management and other designated key employees who could directly influence the financial performance of an individual dental laboratory. Eligibility is determined annually for each laboratory. Each participant is eligible to receive an amount based on the achievement of certain earnings levels of the participant's laboratory, as defined. The Company has incurred charges to operations of approximately $1,897,000, $2,117,000 and $2,157,000 for the years ended December 31, 1997, 1998 and 1999, respectively, under the Laboratory Plan.

     The Company has an executive bonus plan (the "Executive Plan") for key executives and management of the Company, and a management bonus plan (the "Managers Plan") for laboratory group managers. Eligibility to participate in each plan is determined annually. Participants are eligible to receive a bonus, based on a percentage of salary, dependent upon the achievement of earnings targets, as defined. The bonus is distributed within 90 days after year-end. The Company has incurred aggregate charges to operations of approximately $592,000, $480,000 and $507,000 for the years ended December 31, 1997, 1998 and 1999, respectively, with respect to these plans.

     The Company established a Supplemental Executive Retirement Plan ("SERP") for certain key employees providing for annual benefits payable over a period of ten years beginning at age 65 or date of retirement. Benefits will be funded by life insurance contracts purchased by the Company. The cost of these benefits is being charged to expense and accrued using a present value method over the expected terms of employment. The charges to expense for the years ended December 31, 1997, 1998 and 1999 were approximately $124,000, $146,000 and
$171,000, respectively.

(7) COMMITMENTS AND CONTINGENCIES

  Operating Leases

     The Company is committed under various noncancelable operating lease agreements covering its office space and dental laboratory facilities. Certain of these leases also require the Company to pay maintenance, repairs, insurance and related taxes. The total rental expense for the years ended December 31, 1997, 1998 and 1999 was approximately $1,095,000, $1,207,000 and $1,319,000, respectively. The approximate aggregate minimum lease commitments under these leases as of December 31, 1999 are as follows:

                          YEAR                               AMOUNT
                          ----                             ----------
2000.....................................................  $1,173,000
2001.....................................................   1,127,000
2002.....................................................   1,029,000
2003.....................................................     871,000
2004.....................................................     760,000
Thereafter...............................................   2,361,000
                                                           ----------
                                                           $7,321,000
                                                           ==========

                          NATIONAL DENTEX CORPORATION

  Employment Contracts and Change-In-Control Arrangements

     In April 1995, the Company entered into employment contracts and change-in-control arrangements with certain key executives. The initial term of these employment contracts expired in April 1998, and the contracts by their terms renew automatically thereafter until termination by the Company or the executive. The change-in-control arrangements provide certain severance benefits in the event that the executive is terminated by the Company without cause or the executive terminates the employment contract for certain specified reasons.

(8) STOCK OPTIONS AND WARRANTS

  Stock Option Plans

     In May 1992, the Company's Board of Directors (the "Board") adopted the 1992 Long-Term Incentive Plan (the "LTIP"). Under the LTIP, the Board may grant stock options, stock appreciation rights, restricted stock, deferred stock, stock purchase rights and other stock-based compensation to key employees, officers and directors of the Company. In August 1995 the Board amended the LTIP to increase the number of shares of common stock reserved for issuance under the plan from 150,000 to 235,000, in April 1997 to 335,000 and in April 1998 to 485,000. As of December 31, 1999, 325,624 options were outstanding, at between $12.25 and $25.00 per share, the fair market value on the dates of grant, 233,096 of which were exercisable.

     The following summarizes the transactions of the Company's LTIP for the years ended December 31, 1997, 1998 and 1999:

                                          1997                  1998                  1999
                                   -------------------   -------------------   -------------------
                                              WEIGHTED              WEIGHTED              WEIGHTED
                                              AVERAGE               AVERAGE               AVERAGE
                                              EXERCISE              EXERCISE              EXERCISE
                                    SHARES     PRICE      SHARES     PRICE      SHARES     PRICE
                                   --------   --------   --------   --------   --------   --------
Outstanding at beginning of
  year...........................   209,302    $15.25     320,771    $17.28     370,138    $17.28
Granted..........................   124,960     20.38      84,930     15.48       6,980     16.75
Exercised........................    (4,295)    10.64     (24,844)    11.59     (19,483)     9.66
Canceled.........................    (9,196)    16.41     (10,719)    18.29     (32,011)    18.66
                                   --------              --------              --------
Outstanding at end of year.......   320,771    $17.28     370,138    $17.28     325,624    $17.51
                                   ========    ======    ========    ======    ========    ======
Exercisable at end of year.......   116,620    $13.77     183,223    $16.32     233,096    $17.66
Weighted average fair value of
  options granted................  $   4.64              $   3.40              $   3.76

     Of the options outstanding at December 31, 1999, 132,773 have exercise prices between $12.25 and $15.25, with a weighted average price of $14.19 and a weighted average remaining contractual life of 7.4 years. Of these options, 81,777 are exercisable at a weighted average exercise price of $13.52. Another 86,277 of the options outstanding have exercise prices between $16.25 and $19.75, with a weighted average exercise price of $18.74 and a weighted average remaining contractual life of 6.7 years. Of these options, 75,155 are exercisable at a weighted average exercise price of $19.08. The remaining 106,574 options have exercise prices between $20.125 and $25.00, with a weighted average exercise price of $20.66 and a weighted average remaining contractual life of 7.6 years. Of these options, 76,164 are exercisable at a weighted average exercise price of $20.68.

     Also, the Company has the 1992 Employees' Stock Purchase Plan (the "Stock Purchase Plan") under which an aggregate of 100,000 shares of the Company's common stock may be purchased, through a payroll deduction program, primarily at a price equal to 85% of the fair market value of the common stock on either the grant date or the exercise date, whichever is lower. The number of shares of common stock purchased through the Stock Purchase Plan for 1997, 1998 and 1999 was 12,386, 14,601 and 16,624, respectively. The Stock Purchase Plan was renewed with a grant date of April 1, 1999 and an exercise date of March 31, 2000.

                          NATIONAL DENTEX CORPORATION

     The Company accounts for the LTIP and Stock Purchase Plan under APB Opinion No. 25 under which no compensation cost has been recognized. Had compensation costs for these plans been determined consistent with Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), the Company's net income and diluted earnings per share would have been reduced to the following pro forma amounts:

                                                              DECEMBER 31,
                                                 --------------------------------------
                                                    1997          1998          1999
                                                 ----------    ----------    ----------
Net income:
  As reported..................................  $4,346,836    $4,683,416    $5,262,147
  Pro forma....................................   4,026,642     4,216,387     4,852,296
Diluted earnings per share
  As reported..................................       $1.24         $1.32         $1.48
  Pro forma....................................        1.15          1.19          1.37

     Because the SFAS No. 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

     In calculating the pro forma information set forth above, the fair value of each option grant under the LTIP and the Stock Purchase Plan is estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1997, 1998 and 1999, respectively: risk-free interest rates of between 5.19% and 5.48% for the 1997 option grants, between 4.45% and 4.72% for the 1998 option grants and between 5.56% and 6.47% for the 1999 option grants; no expected dividend yield for any plan year; expected lives of between one and three years for the 1997, 1998 and 1999 option grants, based on vesting periods; expected volatility of between 33.34% and 36.74% for 1997 option grants, between 31.63% and 33.77% for option grants in 1998 and between 30.96% and 32.78% for option grants in 1999.

  Warrants

     In December 1993, the Company issued warrants to the representative of its underwriters to purchase 100,000 shares of common stock of the Company at an exercise price of 135% of the initial offering price of $8.00, or $10.80 per share. In December 1998, the remaining 30,000 warrants were exercised in a cashless transaction and 11,914 shares of common stock were issued.

(9) SUBSEQUENT EVENT

     On January 25, 2000, the Board of Directors voted, subject to shareholder approval, to increase the number of common shares reserved for issuance under the Employee Stock Purchase Plan from 100,000 to 200,000 shares.

                                                                     SCHEDULE II

                          NATIONAL DENTEX CORPORATION

                       VALUATION AND QUALIFYING ACCOUNTS

                                                   BALANCE
                                                     AT        CHARGED TO                  BALANCE AT
                                                  BEGINNING    COSTS AND                     END OF
                                                  OF PERIOD     EXPENSES     WRITE-OFFS      PERIOD
                                                  ---------    ----------    ----------    ----------
Allowance for Doubtful Accounts:
  December 31, 1997.............................  $204,139      $49,473       $107,936      $145,676
  December 31, 1998.............................   145,676       64,661         65,788       144,549
  December 31, 1999.............................   144,549       94,059         42,850       195,758