Form 10-Q
period 2000-03-31
NATIONAL DENTEX CORP /MA/
filed 2000-05-15
CIK 913616

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

FOR THE QUARTER ENDED MARCH 31, 2000           COMMISSION FILE NUMBER: 000-23092


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

                                YES [X]    NO [ ]

NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AS OF MAY 11, 2000: 3,577,275.
                                                                ---------

================================================================================

                           NATIONAL DENTEX CORPORATION


                                    FORM 10-Q


                          QUARTER ENDED MARCH 31, 2000



                                TABLE OF CONTENTS

                                                                                                   PAGE

PART I.           FINANCIAL INFORMATION
------

ITEM 1.  FINANCIAL STATEMENTS:

                  CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 1999 AND MARCH 31,                   3
                  2000 (UNAUDITED)

                  CONSOLIDATED STATEMENTS OF INCOME FOR THE THREE MONTHS                              4
                  ENDED MARCH 31, 1999 AND MARCH 31, 2000 (UNAUDITED)

                  CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY FOR THE THREE                       5
                  MONTHS ENDED MARCH 31, 2000 (UNAUDITED)

                  CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS
                  ENDED MARCH 31, 1999 AND MARCH 31, 2000 (UNAUDITED)                                 6

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                          7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND                              9
                  RESULTS OF OPERATIONS

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                                  12

PART II.          OTHER INFORMATION                                                                  13
-------


                  SIGNATURES                                                                         15

                           NATIONAL DENTEX CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                                                             December 31,         March 31,
                                                                 1999               2000
                                                             ------------         ---------
                                                                                 (Unaudited)
                               ASSETS
                               ------
CURRENT ASSETS:
   Cash and equivalents ................................      $11,215,179       $10,505,149
   Accounts receivable:
     Trade, less allowance of $196,000 in 1999 and
      $189,000 in 2000 .................................        7,722,729         8,823,243
     Other .............................................          436,401           317,742
   Inventories .........................................        3,840,821         3,868,086
   Prepaid expenses ....................................          912,513         1,041,576
   Deferred tax asset ..................................          350,820           361,787
                                                              -----------       -----------
    Total current assets ...............................       24,478,463        24,917,583
                                                              -----------       -----------

PROPERTY AND EQUIPMENT:
   Land and buildings ..................................        3,887,402         3,887,402
   Leasehold and building improvements .................        3,976,361         4,163,118
   Laboratory equipment ................................        7,356,055         7,571,421
   Furniture and fixtures ..............................        2,228,775         2,262,254
                                                              -----------       -----------
                                                               17,448,593        17,884,195
     Less - Accumulated depreciation and
       amortization ....................................        9,020,264         9,269,323
                                                              -----------       -----------
   Net property and equipment ..........................        8,428,329         8,614,872
                                                              -----------       -----------

OTHER ASSETS, net:
   Goodwill ............................................       11,111,435        10,977,761
   Non competition agreements ..........................        3,539,947         3,373,315
   Deferred tax asset ..................................          337,268           334,151
   Other ...............................................        1,310,044         1,365,634
                                                              -----------       -----------
                                                               16,298,694        16,050,861
                                                              -----------       -----------
                                                              $49,205,486       $49,583,316
                                                              -----------       -----------
                LIABILITIES AND STOCKHOLDERS' EQUITY
                ------------------------------------
CURRENT LIABILITIES:
   Accounts payable ....................................      $ 1,491,285       $ 1,738,677
   Accrued liabilities:
     Payroll and employee benefits .....................        3,764,657         2,733,855
     Current portion of deferred purchase price ........        2,403,888         1,654,258
     Other .............................................          104,977           719,811
                                                              -----------       -----------
     Total current liabilities .........................        7,764,807         6,846,601
                                                              -----------       -----------

LONG TERM LIABILITIES:
   Payroll and employee benefits .......................        1,159,871           942,655
   Deferred purchase price .............................          731,334           684,334
                                                              -----------       -----------
     Total long-term liabilities .......................        1,891,205         1,626,989
                                                              -----------       -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS EQUITY:
   Preferred stock, $.01 par value
     Authorized - 500,000 shares
     None issued and outstanding .......................               --                --
   Common stock, $.01 par value
     Authorized - 8,000,000 shares
     Issued and outstanding - 3,550,083 shares at
     December 31, 1999, and 3,558,083 shares at
     March 31, 2000 ....................................           35,500            35,580
   Paid-in capital .....................................       14,903,119        15,010,039
   Retained earnings ...................................       24,610,855        26,064,107
                                                              -----------       -----------
     Total stockholders' equity ........................       39,549,474        41,109,726
                                                              -----------       -----------
                                                              $49,205,486       $49,583,316
                                                              -----------       -----------

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                           NATIONAL DENTEX CORPORATION

                        CONSOLIDATED STATEMENTS OF INCOME

                                   (UNAUDITED)


                                                       Three Months Ended
                                                       ------------------
                                                March 31, 1999    March 31, 2000

                                                --------------    --------------
Net sales ......................................  $17,011,872       $18,960,175

Cost of goods sold .............................    9,814,003        10,877,959
                                                  -----------       -----------
   Gross profit ................................    7,197,869         8,082,216

Total operating expenses .......................    5,196,656         5,761,322
                                                  -----------       -----------
   Operating income ............................    2,001,213         2,320,894

Other expense ..................................        2,736            28,822

Interest income ................................       69,157           130,015
                                                  -----------       -----------
   Income before provision for income taxes ....    2,067,634         2,422,087

Provision for income taxes .....................      858,068           968,835
                                                  -----------       -----------
   Net income ..................................  $ 1,209,566       $ 1,453,252
                                                  ===========       ===========

Net income per share - Basic                      $       .34       $       .41
                                                  ===========       ===========

Net income per share - Diluted                    $       .34       $       .41
                                                  ===========       ===========

Weighted average shares outstanding - Basic         3,526,124         3,552,435
                                                  ===========       ===========

Weighted average shares outstanding - Diluted       3,544,585         3,568,546
                                                  ===========       ===========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                           NATIONAL DENTEX CORPORATION

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                   (Unaudited)

                                            Preferred Stock           Common Stock
                                         ---------------------    ---------------------
                                         Number of    $.01 Par    Number of    $.01 Par      Paid-in     Retained
                                          Shares        Value      Shares        Value       Capital     Earnings       Total
                                         ---------    --------    ---------    --------      --------    --------       -----
BALANCE, December 31, 1999..............      --        $   --    3,550,083     $35,500   $14,903,119  $24,610,855   $39,549,474

Issuance of 8,000 shares of common
  stock under the employee stock
  option plan...........................      --            --        8,000          80       106,920           --       107,000

Net income..............................      --            --           --          --            --    1,453,252     1,453,252
                                          ------        ------    ---------     -------   -----------  -----------   -----------
BALANCE, March 31, 2000.................      --        $   --    3,558,083     $35,580   $15,010,039  $26,064,107   $41,109,726
                                          ======        ======    =========     =======   ===========  ===========   ===========



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                           NATIONAL DENTEX CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                        For the three months ended March 31,
                                                    -------------------------------------------
                                                              1999                2000
                                                        ----------------    ----------------
Cash flows from operating activities:
Net income.............................................  $  1,209,566        $  1,453,252
Adjustments to reconcile net income to net cash
  provided by operating activities, net of effects
  of acquisitions:
    Depreciation and amortization......................       541,231             588,420
    Increase in accounts receivable....................      (475,162)           (981,855)
    Increase in inventories............................       (51,669)            (27,265)
    Increase in prepaid expenses.......................       (65,924)           (129,063)
    Increase in deferred tax asset.....................       (20,604)             (7,850)
    Increase in other assets...........................       (45,670)            (90,593)
    Decrease in accounts payable and
     accrued liabilities...............................      (829,995)           (344,391)
    Decrease in deferred tax liability.................       (32,790)                 --
                                                         ------------        ------------
    Net cash provided by operating activities..........       228,983             460,655
                                                         ------------        ------------

Cash flows from investing activities:
  Payment for acquisitions, net of cash acquired.......    (1,013,641)                 --
  Payment of deferred purchase price...................       (42,888)           (838,031)
  Additions to property and equipment, net.............      (418,508)           (439,654)
                                                         ------------        ------------
    Net cash used in investing activities..............    (1,475,037)         (1,277,685)
                                                         ------------        ------------

Cash flows from financing activities:
  Proceeds from issuance of common stock...............       178,724             107,000
                                                         ------------        ------------
    Net cash provided by financing activities..........       178,724             107,000
                                                         ------------        ------------

Net decrease in cash...................................    (1,067,330)           (710,030)

Cash at beginning of period............................     8,525,648          11,215,179
                                                         ------------        ------------

Cash at end of period..................................  $  7,458,318        $ 10,505,149
                                                         ------------        ------------

Supplemental disclosures of cash flow information:
  Interest paid........................................  $      2,500        $      2,528
                                                         ------------        ------------
  Income taxes paid....................................  $    214,515        $    260,422
                                                         ------------        ------------



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                           NATIONAL DENTEX CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2000

(1) INTERIM FINANCIAL STATEMENTS

The accompanying unaudited financial statements include all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for fair presentation of the results of operations for the periods presented. Interim results are not necessarily indicative of the results to be expected for a full year.

Certain information and footnote disclosures normally included in financial statements, prepared in accordance with generally accepted accounting principles, have been condensed or omitted as allowed by Form 10-Q. The accompanying unaudited consolidated financial statements should be read in conjunction with the Company's consolidated financial statements for the year ended December 31, 1999 as filed with the Securities and Exchange Commission on Form 10-K.

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

                                                  Three Months Ended           Three Months Ended
                                                    March 31, 1999                March 31, 2000
                                                  ------------------           ------------------


  Net income applicable to common stock               $1,209,566                   $1,453,252
                                                      ==========                   ==========

  COMPUTATION OF BASIC EARNINGS PER SHARE:

  Weighted average common shares outstanding           3,526,124                    3,552,435

  Basic earnings per share                                  $.34                         $.41

  COMPUTATION OF DILUTED EARNINGS PER SHARE:

  Weighted average common shares outstanding           3,526,124                    3,552,435

   Shares issuable from assumed exercise of
   options and warrants (as determined by the
   application of the treasury stock method)              18,461                       16,111
                                                      ----------                   ----------

   Weighted average common shares outstanding as
   adjusted                                            3,544,585                    3,568,546

   Diluted earnings per share                         $      .34                   $      .41

Options to purchase 155,866 shares of common stock ranging from $16.25 to $25.00 per share were outstanding during the first quarter of 2000 but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares. The options, which expire at various times through January 2009, were still outstanding at March 31, 2000.

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

(4) RECENT ACCOUNTING PRONOUNCEMENTS

The Securities and Exchange Commission issued SAB No. 101, REVENUE RECOGNITION, in December 1999. This bulletin established guidelines for revenue recognition and is effective for periods beginning after March 15, 2000. The Company believes that the adoption of the guidance provided in SAB No. 101 will not have a material impact on future operating results.

(5) SUBSEQUENT EVENTS

On April 3, 2000, the Company acquired certain assets of Pro-Dental Laboratory of West Caldwell, New Jersey.

ITEM 2.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

==========================================


LIQUIDITY AND CAPITAL RESOURCES

         Working capital increased from $16,714,000 at December 31, 1999 to $18,071,000 at March 31, 2000. Cash and equivalents decreased $710,000 from $11,215,000 at December 31, 1999. Cash provided by operating activities amounted to $461,000 for the three months ended March 31, 2000. Cash outflows related to acquisitions totaled $838,000 and capital expenditures totaled $440,000 for the same period.

         The Company maintains a financing agreement (the "Agreement") with Citizens Bank of Massachusetts (formerly State Street Bank and Trust Company) (the "Bank"). The Agreement, as amended and extended on June 27, 1997, includes revolving lines of credit of $4,000,000 and $8,000,000. The interest rate on both revolving lines of credit is the prime rate minus 0.5% or the LIBOR rate plus 1.5%, at the Company's option. Both revolving lines of credit mature on June 1, 2001. A commitment fee of one eighth of 1% is payable on the unused amount of both revolving lines of credit. At March 31, 2000 the full principal amount was available to the Company under both revolving lines of credit.

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

RESULTS OF OPERATIONS

         The following table sets forth for the periods indicated the percentage of net sales represented by certain items in the Company's Consolidated Financial Statements:

                                                Three Months Ended
                                               ---------------------
                                               March 31,   March 31,
                                                 1999         2000

Net sales                                        100.0%       100.0%

Cost of goods sold                                57.7         57.4
                                                 -----        -----

Gross profit                                      42.3         42.6


Total operating expenses                          30.5         30.4
                                                 -----        -----

Operating income                                  11.8         12.2


Other expense                                       --          0.2

Interest income                                    0.4          0.7
                                                 -----        -----

Income before provision for income taxes          12.2         12.8


Provision for income taxes                         5.0          5.1
                                                 -----        -----


Net income                                         7.1%         7.7%
                                                 -----        -----


       THREE MONTHS ENDED MARCH 31, 2000 COMPARED WITH THREE MONTHS ENDED
                                 MARCH 31, 1999

Net Sales

         Net sales increased $1,948,000 or 11.5% in the three months ended March 31, 2000 over the corresponding period of the prior year. Approximately $256,000 of this increase was attributable to acquisitions, with the remaining increase representing same laboratory sales growth.

Cost of Goods Sold

         Cost of goods sold, which consists principally of labor and related benefits, cost of materials, and laboratory overhead, increased by $1,064,000. As a percentage of sales, cost of goods sold decreased from 57.7% to 57.4%, representing a gross margin increase of .3%. Increases in materials costs were offset by improvements in labor productivity and decreases in laboratory overhead. The continued rising cost of palladium, a component of dental alloys used in the manufacture of many of the Company's goods, continues to be a factor in the increased materials costs. Since the cost of this commodity shows no sign of returning to historical levels, each of the Company's laboratories has begun a program to either switch its current "noble" metal customers to "high noble" metals, such as gold, or to make the surcharges permanent by eliminating all unit pricing and charging a fee per unit plus metal cost.

Total Operating Expenses

         Total operating expenses, which consist of (i) selling expenses, the cost of the Company's pick-up and delivery services and administrative expenses at the dental laboratory level, (ii) costs of operation by the Company's corporate headquarters and field support services and (iii) amortization expense, increased by $565,000 or 10.9% during the three months ended March 31, 2000 over the corresponding period in 1999.

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

         Operating expenses decreased as a percentage of net sales from 30.5% to 30.4% during the three months ended March 31, 2000 compared with the corresponding period in 1999.

Operating Income

         Operating income increased by $320,000 or 16.0% for the three months ended March 31, 2000 over the corresponding period in 1999. The increase was the result of higher sales volume and reductions in operating expenses and cost of goods sold as a percentage of net sales.

Other Expense

         Other expense increased $26,000 in the three months ended March 31, 2000 compared to the same period in 1999. The increase was primarily attributable to increased credit card fees of approximately $24,000 and to a decrease in rental income.

Interest Income

         Interest income increased by $61,000 or 88.0% in the three months ended March 31, 2000 over the corresponding period in 1999. The increase was primarily due to increased investment principal as well as higher short-term interest rates.

Provision for Income Taxes

         The Company's provision for income taxes for the three months ended March 31, 2000 increased to $969,000 from $858,000 in the corresponding period in 1999. The effective tax rate has decreased from 41.5% to 40.0%. The tax provision in future periods may increase depending in part on the level and nature of the Company's acquisition activities.

Net Income

         As a result of the factors discussed above, net income for the three months ended March 31, 2000 increased by $244,000 or 20.1% over the corresponding period in 1999. Net income per share, on a diluted basis, increased from $0.34 per share to $0.41 per share.

YEAR 2000 (Y2K) COMPLIANCE

         The Company has suffered no material adverse effects from either its own or third parties' Year 2000 ("Y2K") compliance issues following the date change on January 1, 2000.

         The costs of the Y2K upgrades to the Company's central corporate financial systems and the various laboratory systems of approximately $60,000 in the aggregate have been incurred and will be amortized according to standard Company practice over an estimated useful life of five years.

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


ITEM 4.  Submission of Matters to a Vote of Security Holders:
-------

                 The Company's Special Meeting in lieu of an Annual Meeting of Stockholders was held on April 4, 2000. On February 15, 2000, the record date for the meeting, there were 3,551,083 shares of Common Stock outstanding, of which 3,289,621 shares or 92.6% were represented at the meeting by proxy or in person. At the meeting, the following matters were voted upon and approved:


         (a) Proposal to fix the number of directors at five and to elect the following persons as directors.

                                     Number of Votes Cast         Number of Votes Withheld
              Name                       FOR Nominee                    FROM Nominee
              ----                   --------------------         ------------------------


Jack R. Crosby                            3,284,296                        5,325

William H. McClurg                        3,284,296                        5,325

David V. Harkins                          3,284,127                        5,494

Norman F. Strate                          3,284,127                        5,494

David L. Brown                            3,282,483                        7,138


         (b) Proposal to increase the number of shares of Common Stock available for issuance under the Employee's Stock Purchase Plan by 100,000 shares.

         Number of Votes Cast       Number of Votes Cast        Number of Votes
             FOR Proposal              AGAINST Proposal            ABSTAINED
         --------------------       --------------------        ---------------
               3,220,160                   64,139                    5,322

         (c) Proposal to approve the appointment of Arthur Andersen LLP as auditors.

         Number of Votes Cast       Number of Votes Cast        Number of Votes
             FOR Proposal              AGAINST Proposal            ABSTAINED
         --------------------       --------------------        ---------------
               3,289,146                      0                       475



ITEM 5.  Other Information:
-------

         See footnote 4 to the Consolidated Financial Statements for information regarding a recent acquisition.

ITEM 6.  Exhibits and Reports on form 8-K:
-------

         a.       Exhibits: (27) Financial Data Schedule

         b.       Reports on Form 8-K: None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

                              NATIONAL DENTEX CORPORATION
                              ---------------------------
                              Registrant



May 12, 2000                       By:/s/ David L. Brown
                                      -------------------------------------
                                   David L. Brown,
                                   President, Treasurer, and Director
                                   (Principal Executive Officer)


May 12, 2000                       By:/s/ Richard F. Becker
                                      -------------------------------------
                                   Richard F. Becker, Jr.
                                   Chief Financial Officer, Vice President of
                                   Finance and Assistant Treasurer
                                   (Principal Financial and Accounting Officer)