Form 10-Q
period 2000-06-30
NATIONAL DENTEX CORP /MA/
filed 2000-08-14
CIK 913616

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

FOR THE QUARTER ENDED JUNE 30, 2000            COMMISSION FILE NUMBER: 000-23092


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


NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AS OF AUGUST 4, 2000: 3,580,607.
                                                                   ----------

================================================================================

                           NATIONAL DENTEX CORPORATION


                                    FORM 10-Q


                           QUARTER ENDED JUNE 30, 2000




                                TABLE OF CONTENTS





PART I.       FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS:                                               PAGE

              CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 1999 AND
              JUNE 30, 3 2000 (UNAUDITED)                                     3

              CONSOLIDATED STATEMENTS OF INCOME FOR THE THREE AND SIX MONTHS
              ENDED JUNE 30, 1999 AND JUNE 30, 2000 (UNAUDITED)               4

              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY FOR THE SIX
              MONTHS ENDED JUNE 30, 2000 (UNAUDITED)                          5

              CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED
              JUNE 30, 1999 AND JUNE 30, 2000 (UNAUDITED)                     6

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                      7

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
              RESULTS OF OPERATIONS                                           9

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK           12

PART II.      OTHER INFORMATION                                              13

              SIGNATURES                                                     14

                           NATIONAL DENTEX CORPORATION

                           CONSOLIDATED BALANCE SHEETS




                                                       December 31,   June 30,
                                                          1999          2000
                                                       -----------   -----------
                                                                     (Unaudited)
                                     ASSETS
                                     ------
CURRENT ASSETS:
  Cash and equivalents .............................   $11,215,179   $11,021,641
  Accounts receivable:
   Trade, less allowance of $196,000 in
   1999 and $177,000 in 2000 .......................     7,722,729     9,085,566
  Other ............................................       436,401       269,132
  Inventories ......................................     3,840,821     3,869,277
  Prepaid expenses .................................       912,513     1,050,266
  Deferred tax asset ...............................       350,820       365,382
                                                       -----------   -----------
   Total current assets ............................    24,478,463    25,661,264
                                                       -----------   -----------

PROPERTY AND EQUIPMENT:
  Land and buildings ...............................     3,887,402     3,887,402
  Leasehold and building improvements ..............     3,976,361     4,487,764
  Laboratory equipment .............................     7,356,055     7,764,006
  Furniture and fixtures ...........................     2,228,775     2,352,167
  Capital leases ...................................          --            --
                                                       -----------   -----------
                                                        17,448,593    18,491,339
   Less - Accumulated depreciation and
    amortization ...................................     9,020,264     9,536,969
                                                       -----------   -----------
  Net property and equipment .......................     8,428,329     8,954,370
                                                       -----------   -----------

OTHER ASSETS, net:
  Goodwill .........................................    11,111,435    10,846,030
  Non competition agreements .......................     3,539,947     3,261,683
  Deferred tax asset ...............................       337,268       332,897
  Other ............................................     1,310,044     1,483,427
                                                       -----------   -----------
                                                        16,298,694    15,924,037
                                                       -----------   -----------
                                                       $49,205,486   $50,539,671
                                                       -----------   -----------

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------
CURRENT LIABILITIES:
  Accounts payable .................................   $ 1,491,285   $ 1,157,234
  Accrued liabilities:
   Payroll and employee benefits ...................     3,764,657     3,786,505
   Current portion of deferred purchase price ......     2,403,888     1,111,783
   Other ...........................................       104,977        92,958
                                                       -----------   -----------
   Total current liabilities .......................     7,764,807     6,148,480
                                                       -----------   -----------

LONG TERM LIABILITIES:
  Payroll and employee benefits ....................     1,159,871       880,395
  Deferred purchase price ..........................       731,334       380,612
                                                       -----------   -----------
   Total long-term liabilities .....................     1,891,205     1,261,007
                                                       -----------   -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS EQUITY:
  Preferred stock, $.01 par value
   Authorized - 500,000 shares
   None issued and outstanding .....................          --            --
  Common stock, $.01 par value
   Authorized - 8,000,000 shares
   Issued and outstanding - 3,550,083 shares at
   December 31, 1999, and 3,579,238 shares
   at June 30, 2000 ................................        35,500        35,792
  Paid-in capital ..................................    14,903,119    15,273,607
  Retained earnings ................................    24,610,855    27,820,785
                                                       -----------   -----------
   Total stockholders' equity ......................    39,549,474    43,130,184
                                                       -----------   -----------
                                                       $49,205,486   $50,539,671
                                                       -----------   -----------


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                           NATIONAL DENTEX CORPORATION

                        CONSOLIDATED STATEMENTS OF INCOME

                                   (UNAUDITED)



                                                                        THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                                   -----------------------------       -----------------------------
                                                                    JUNE 30,          JUNE 30,           JUNE 30,          JUNE 30,
                                                                      1999              2000              1999              2000
                                                                   -----------       -----------       -----------       -----------

Net sales ..................................................       $18,233,360       $19,866,098       $35,245,232       $38,826,273
Cost of goods sold .........................................        10,427,794        11,309,893        20,241,797        22,187,852
                                                                   -----------       -----------       -----------       -----------
   Gross profit ............................................         7,805,566         8,556,205        15,003,435        16,638,421
Total operating expenses ...................................         5,282,567         5,723,169        10,479,223        11,484,491
                                                                   -----------       -----------       -----------       -----------
   Operating income ........................................         2,522,999         2,833,036         4,524,212         5,153,930
Other expense ..............................................            21,236            34,953            23,972            63,775
Interest income ............................................            50,828           129,713           119,985           259,728
                                                                   -----------       -----------       -----------       -----------
   Income before provision for income taxes ................         2,552,591         2,927,796         4,620,225         5,349,883
Provision for income taxes .................................           999,263         1,171,118         1,857,331         2,139,953
                                                                   -----------       -----------       -----------       -----------
   Net income ..............................................       $ 1,553,328       $ 1,756,678       $ 2,762,894       $ 3,209,930
                                                                   ===========       ===========       ===========       ===========

Net income per share - Basic ...............................       $       .44       $       .49       $       .78       $       .90
                                                                   ===========       ===========       ===========       ===========

Net income per share - Diluted .............................       $       .44       $       .49       $       .78       $       .90
                                                                   ===========       ===========       ===========       ===========

Weighted average shares outstanding - Basic ................         3,548,927         3,576,628         3,537,589         3,564,531
                                                                   ===========       ===========       ===========       ===========

Weighted average shares outstanding - Diluted ..............         3,566,469         3,601,048         3,555,845         3,584,834
                                                                   ===========       ===========       ===========       ===========









              The accompanying notes are an integral part of these
                       consolidated financial statements.

                           NATIONAL DENTEX CORPORATION

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                   (Unaudited)



                                  PREFERRED STOCK           COMMON STOCK
                                --------------------     --------------------
                                NUMBER OF   $.01 PAR     NUMBER OF   $.01 PAR      PAID-IN      RETAINED
                                 SHARES       VALUE       SHARES      VALUE        CAPITAL      EARNINGS       TOTAL
                                --------    --------     ---------   ---------     -------      --------       -----


BALANCE, December 31, 1999.....       --    $     --     3,550,083    $35,500    $14,903,119   $24,610,855   $39,549,474

Issuance of 10,850 shares
 of common stock under
 the employee stock
 option plan...................       --          --        10,850        109        143,003            --       143,112

Issuance of 17,492 shares
 of common stock under
 the employee stock
 purchase plan ..................     --          --        17,492        175        215,501            --       215,676
Issuance of 813 shares
 of common stock as
 director's fees.................     --          --           813          8         11,984            --        11,992


Net income.......................     --          --            --         --             --     3,209,930     3,209,930
                                   -----    --------     ---------    -------    -----------   -----------   -----------
BALANCE, June 30, 2000...........     --    $     --     3,579,238    $35,792    $15,273,607   $27,820,785   $43,130,184
                                   =====    ========     =========    =======    ===========   ===========   ===========










              The accompanying notes are an integral part of these
                       consolidated financial statements.

                           NATIONAL DENTEX CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)



                                               For the six months ended June 30,
                                               ---------------------------------
                                                  1999                  2000
                                               -----------          ------------
Cash flows from operating activities:
Net income ................................... $ 2,762,894         $  3,209,930
Adjustments to reconcile net income
  to net cash provided by operating
  activities, net of effects of
  acquisitions:
    Depreciation and amortization ............   1,118,145            1,197,153
    Increase in accounts receivable ..........    (622,504)          (1,195,568)
    Increase in inventories ..................     (96,699)             (26,656)
    Increase in prepaid expenses .............     (79,611)            (137,753)
    Increase in deferred tax asset ...........     (17,960)             (10,191)
    Increase in other assets .................    (112,191)            (208,386)
    Decrease in accounts payable and
    accrued liabilities ......................    (880,818)            (603,697)
    Decrease in deferred tax liability .......     (79,863)                  --
                                               -----------         ------------
    Net cash provided by operating
     activities ..............................   1,991,393            2,224,832
                                               -----------         ------------
Cash flows from investing activities:
  Payment for acquisitions, net of cash
   acquired ..................................  (2,112,123)             (25,000)
  Payment of deferred purchase price .........    (350,165)          (1,727,827)
  Additions to property and equipment, net ...    (676,624)          (1,036,323)
                                               -----------         ------------
   Net cash used in investing activities .....  (3,138,912)          (2,789,150)
                                               -----------         ------------

Cash flows from financing activities:
  Proceeds from issuance of common stock .....     400,443              370,780
                                                ----------         ------------
   Net cash provided by financing
    activities ...............................     400,443              370,780
                                                ----------         ------------

Net decrease in cash .........................    (747,076)            (193,538)

Cash at beginning of period ..................   8,525,648           11,215,179
                                                ----------         ------------

Cash at end of period ........................ $ 7,778,572         $ 11,021,641
                                               -----------         ------------

Supplemental disclosures of cash flow
  information:
  Interest paid .............................. $     5,056         $     82,338
                                               -----------         ------------
  Income taxes paid .......................... $ 2,071,415         $  2,154,188
                                               -----------         ------------







              The accompanying notes are an integral part of these
                       consolidated financial statements.

                           NATIONAL DENTEX CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2000

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

(2) EARNINGS PER SHARE

Basic earnings per share was computed by dividing net income by the weighted-average common shares outstanding. Diluted earnings per share was computed by giving effect to all dilutive potential common shares outstanding. These shares include shares issuable upon the exercise of options as determined by the application of the treasury stock method. The calculation of basic earnings per share and diluted earnings per share is as follows:



                                                     THREE MONTHS    THREE MONTHS    SIX MONTHS        SIX MONTHS
                                                        ENDED            ENDED          ENDED            ENDED
                                                     JUNE 30, 1999   JUNE 30, 2000   JUNE 30, 1999    JUNE 30, 2000
                                                     -------------   -------------   -------------    -------------


Net income applicable to common stock                  $1,553,328      $1,756,678      $2,762,894      $   3,209,930
                                                       ==========      ==========      ==========      =============

COMPUTATION OF BASIC EARNINGS PER SHARE:

Weighted average common shares outstanding
                                                        3,548,927       3,576,628       3,537,589          3,564,531

Basic earnings per share                               $      .44      $      .49      $      .78      $         .90

COMPUTATION OF DILUTED EARNINGS PER SHARE:

Weighted average common shares outstanding
                                                        3,548,927       3,576,628       3,537,589          3,564,531
Shares issuable from assumed exercise of options
(as determined by the application of the treasury
stock method)
                                                           17,542          24,420          18,256             20,303
                                                       ----------      ----------      ----------      -------------
Weighted average common shares outstanding as
adjusted                                                3,566,469       3,601,048       3,555,845          3,584,834

Diluted earnings per share                             $      .44      $      .49      $      .78      $         .90



Options to purchase 148,846 shares of common stock at exercise prices ranging from $16.25 to $21.875 per share were outstanding during the second quarter of 2000 but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares. The options, which expire through January 2009, were still outstanding at June 30, 2000.



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


(4) RECENT ACCOUNTING PRONOUNCEMENTS

The Securities and Exchange Commission issued SAB No. 101, "Revenue Recognition", in December 1999. This bulletin established guidelines for revenue recognition and is effective no later then the fourth fiscal quarter of fiscal years beginning after December 15, 1999. The Company believes that the adoption of the guidance provided in SAB No. 101 will not have a material impact on future operating results.

The Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", in June 1998. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. The standard is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company believes that the adoption of the guidance provided in SFAS 133 will not have a material impact on future operating results.

(5) ACQUISITIONS

In April, 2000 the Company acquired certain assets of Pro-Dental Laboratory in West Caldwell, New Jersey. The acquisition, which has been reflected in the accompanying consolidated balance sheet as of June 30, 2000, has been accounted for as a purchase in accordance with Accounting Principles Board Opinion No. 16.

ITEM 2.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

======================================================


LIQUIDITY AND CAPITAL RESOURCES

     Working capital increased from $16,713,000 at December 31, 1999 to $19,513,000 at June 30, 2000. Cash and equivalents decreased $194,000 from $11,215,000 at December 31, 1999. Operating activities provided $2,137,000 in cash flow for the six months ended June 30, 2000. Cash outflows related to dental laboratory acquisitions totaled $1,665,000 for the six months ended June 30, 2000 compared to $2,462,000 for the same period in 1999. Capital expenditures totaled $1,036,000 for the six months ended June 30, 2000 compared to $677,000 for the same period in 1999.

     The Company maintains a financing agreement (the "Agreement") with Citizens Bank of Massachusetts (formerly State Street Bank and Trust Company) (the "Bank"). The Agreement, as amended and extended on June 27, 1998, includes revolving lines of credit of $4,000,000 and $8,000,000. The interest rate on both revolving lines of credit is the prime rate minus 0.5% or the LIBOR rate plus 1.5%, at the Company's option. Both revolving lines of credit mature on June 1, 2001. A commitment fee of one eighth of 1% is payable on the unused amount of both revolving lines of credit. At June 30, 2000 the full principal amount was available to the Company under both revolving lines of credit.

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

RESULTS OF OPERATIONS

     The following table sets forth for the periods indicated the percentage of net sales represented by certain items in the Company's Consolidated Financial
Statements:

                                                           Six Months Ended
                                                      --------------------------
                                                      June 30,          June 30,
                                                        1999              2000
                                                      --------          --------
Net sales                                               100.0%            100.0%

Cost of goods sold                                       57.4              57.1
                                                        -----             -----
Gross profit                                             42.6              42.9

Total operating expenses                                 29.7              29.6
                                                        -----             -----
Operating income                                         12.9              13.3

Other income (expense)                                   (0.1)             (0.2)

Interest income                                           0.3               0.7
                                                        -----             -----
Income before provision for income taxes                 13.1              13.8

Provision for income taxes                                5.3               5.5
                                                        -----             -----

Net income                                                7.8%              8.3%
                                                        -----             -----


   SIX MONTHS ENDED JUNE 30, 2000 COMPARED WITH SIX MONTHS ENDED JUNE 30, 1999

Net Sales

     Net sales increased $3,581,000 or 10.2% in the six months ended June 30, 2000 over the corresponding period of the prior year. Approximately $289,000 of this increase was attributable to acquisitions, with the remaining increase representing same laboratory sales growth.

Cost of Goods Sold

     Cost of goods sold, which consists principally of labor and related benefits, cost of materials, and laboratory overhead, increased by $1,946,000. As a percentage of sales, cost of goods sold decreased from 57.4% to 57.1%, representing a gross margin increase of .3%. Increases in materials costs were offset by improvements in labor productivity and decreases in laboratory overhead on a percentage basis. The continued rising cost of palladium, a component of dental alloys used in the manufacture of many of the Company's products, continues to be a factor in the increased materials costs. Since the cost of this commodity shows no sign of returning to historical levels, each of the Company's laboratories has implemented a program to either switch its current palladium customers to alternative metals, such as gold, or to recover a portion of the cost increase by eliminating all unit pricing and charging a fee per unit plus metal cost.

Total Operating Expenses

     Total operating expenses, which consist of (i) selling expenses, the cost of the Company's pick-up and delivery services and administrative expenses at the dental laboratory level, (ii) costs of operation by the Company's corporate headquarters and field support services and (iii) amortization expense, increased by $1,005,000 or 9.6% during the six months ended June 30, 2000 over the corresponding period in 1999.

     Expenses related to the Laboratory Incentive Compensation plan and the Executive Incentive Compensation plan increased as a result of increased operating income. In addition, expenses attributable to the amortization expenses associated with acquired dental laboratories increased. The remainder of the increase was attributable to rising costs associated with pick-up and delivery services.

     Operating expenses decreased as a percentage of net sales from 29.7% to 29.6% during the six months ended June 30, 2000 compared with the corresponding period in 1999 as a result of the higher sales volume.

Operating Income

     Operating income increased by $630,000 or 13.9% for the six months ended June 30, 2000 over the corresponding period in 1999. The increase was mainly the result of higher sales volume and reductions in cost of goods sold as a percentage of net sales. Additionally, operating expenses slightly decreased as a percentage of net sales for the same period.

Other Expense

     Other expense increased by $40,000 in the six months ended June 30, 2000 compared to the same period in 1999. The increase was primarily attributable to customer use of credit cards. This expense alone increased by $39,000. Additionally, there was a decrease in rental income.

Interest Income

     Interest income increased by $140,000 or 116.5% in the six months ended June 30, 2000 over the corresponding period in 1999. The increase was primarily due to increased investment principal as well as higher short-term interest rates.

Provision for Income Taxes

     The Company's provision for income taxes for the six months ended June 30, 2000 increased to $2,140,000 from $1,857,000 in the corresponding period in 1999. The effective tax rate has decreased slightly from 40.2% to 40.0%. The tax provision in future periods may increase depending in part on the level and nature of the Company's acquisition activities.

Net Income

     As a result of the factors discussed above, net income for the six months ended June 30, 2000 increased by $447,000 or 16.2% over the corresponding period in 1999. Net income per share, on a diluted basis, increased from $0.78 per share to $0.90 per share.

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


ITEM 2. Changes in Securities and Use of Proceeds:
-------
        Not applicable.


ITEM 3. Defaults upon Senior Securities:
-------
        Not applicable.

ITEM 4. Submission of Matters to a Vote of Security Holders:
-------
        Not applicable.

ITEM 5. Other Information:
-------
        See footnote 5 to the Consolidated Financial Statements for information regarding a recent acquisition.

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



                                       NATIONAL DENTEX CORPORATION
                                       ---------------------------
                                       Registrant


August 11, 2000                        By: /s/ David L. Brown
                                           -------------------------------------
                                       David L. Brown
                                       President, Treasurer and Director
                                       (Principal Executive Officer)



August 11, 2000                        By: /s/ Richard F. Becker
                                          ------------------------------------
                                       Richard F. Becker, Jr.
                                       Chief Financial Officer, Vice
                                       President of Finance and Assistant
                                       Treasurer (Principal Financial and
                                       Accounting Officer)