Form 10-Q
period 2000-09-30
NATIONAL DENTEX CORP /MA/
filed 2000-11-14
CIK 913616

==========================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                                     OF THE
                         SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED SEPTEMBER 30, 2000       COMMISSION FILE NUMBER: 000-23092


                           NATIONAL DENTEX CORPORATION


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


                               (508) - 358 - 4422
                          -----------------------------
                         (REGISTRANT'S TELEPHONE NUMBER)




INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

                      YES   X              NO
                         ------               -------


NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AS OF NOVEMBER 10, 2000: 3,563,407.
                                                                    ------------
================================================================================

                           NATIONAL DENTEX CORPORATION


                                    FORM 10-Q


                        QUARTER ENDED SEPTEMBER 30, 2000




                                TABLE OF CONTENTS
                                -----------------


                                                                                            PAGE
PART I.    FINANCIAL INFORMATION
-------

ITEM 1.    FINANCIAL STATEMENTS:

           CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 1999 AND SEPTEMBER 30,
           2000 (UNAUDITED)                                                                     3

           CONSOLIDATED STATEMENTS OF INCOME FOR THE THREE AND NINE MONTHS
           ENDED SEPTEMBER 30, 1999 AND SEPTEMBER 30, 2000 (UNAUDITED)                          4

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY FOR THE NINE
           MONTHS ENDED SEPTEMBER 30, 2000 (UNAUDITED)                                          5

           CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS
           ENDED SEPTEMBER 30, 1999 AND SEPTEMBER 30, 2000 (UNAUDITED)                          6

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                           7

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS                                                                9

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                          13

PART II.   OTHER INFORMATION                                                                   14
-------

           SIGNATURES                                                                          15


                           NATIONAL DENTEX CORPORATION

                           CONSOLIDATED BALANCE SHEETS


                                                                   December 31,      September 30,
                                                                       1999              2000
                                                                   ------------      -------------
                                                                                      (Unaudited)

                              ASSETS
                              ------
CURRENT ASSETS:
   Cash and equivalents ...................................        $11,215,179        $11,347,819
   Accounts receivable:
     Trade, less allowance of $196,000 in 1999 and
      $173,000 in 2000 ....................................          7,987,954          8,331,365
     Other ................................................            436,401          1,119,573
   Inventories ............................................          3,840,821          3,964,023
   Prepaid expenses .......................................            912,513            846,896
   Deferred tax asset .....................................            350,820            404,026
                                                                   -----------        -----------
    Total current assets ..................................         24,743,688         26,013,702
                                                                   -----------        -----------
PROPERTY AND EQUIPMENT:
   Land and buildings .....................................          3,887,402          3,887,402
   Leasehold and building improvements ....................          3,976,361          4,641,194
   Laboratory equipment ...................................          7,356,055          7,919,939
   Furniture and fixtures .................................          2,228,775          2,392,638
   Capital leases .........................................               --                 --
                                                                   -----------        -----------
                                                                    17,448,593         18,841,173
     Less - Accumulated depreciation and
       amortization .......................................          9,020,264          9,778,729
                                                                   -----------        -----------
   Net property and equipment .............................          8,428,329          9,062,444
                                                                   -----------        -----------

OTHER ASSETS, net:
   Goodwill ...............................................         11,111,435         10,688,717
   Non competition agreements .............................          3,539,947          3,390,670
   Deferred tax asset .....................................            337,268            347,871
   Other ..................................................          1,310,044          1,794,187
                                                                   -----------        -----------
                                                                    16,298,694         16,221,445
                                                                   -----------        -----------
                                                                   $49,470,711        $51,297,591
                                                                   ===========        ===========

               LIABILITIES AND STOCKHOLDERS' EQUITY
               ------------------------------------
CURRENT LIABILITIES:
   Accounts payable .......................................        $ 1,491,285        $ 1,347,586
   Accrued liabilities:
     Payroll and employee benefits ........................          3,764,657          2,948,044
     Current portion of deferred purchase price ...........          2,403,888            979,172
     Other ................................................            370,203            357,456
                                                                   -----------        -----------
     Total current liabilities ............................          8,030,033          5,632,258
                                                                   -----------        -----------
LONG TERM LIABILITIES:
   Payroll and employee benefits ..........................          1,159,871            851,790
   Deferred purchase price ................................            731,334            357,778
                                                                   -----------        -----------
     Total long-term liabilities ..........................          1,891,205          1,209,568
                                                                   -----------        -----------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS EQUITY:
   Preferred stock, $.01 par value
     Authorized - 500,000 shares
     None issued and outstanding ..........................               --                 --
   Common stock, $.01 par value
     Authorized - 8,000,000 shares Issued and outstanding -
     3,550,083 shares at December 31, 1999, and 3,580,607
     shares at September 30, 2000 .........................             35,500             35,806
   Paid-in capital ........................................         14,903,119         15,294,366
   Retained earnings ......................................         24,610,855         29,125,593
                                                                   -----------        -----------
     Total stockholders' equity ...........................         39,549,474         44,455,765
                                                                   -----------        -----------
                                                                   $49,470,711        $51,297,591
                                                                   ===========        ===========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                           NATIONAL DENTEX CORPORATION

                        CONSOLIDATED STATEMENTS OF INCOME

                                   (UNAUDITED)



                                                   Three months ended                  Nine months ended
                                            -------------------------------       -------------------------------
                                            September 30,      September 30,      September 30,     September 30,
                                                1999               2000               1999              2000
                                            -------------      -------------      -------------     -------------
Net sales ...........................        $17,146,259        $18,049,052        $52,391,491        $56,875,325

Cost of goods sold ..................         10,141,905         10,920,048         30,383,702         33,107,900
                                             -----------        -----------        -----------        -----------
   Gross profit .....................          7,004,354          7,129,004         22,007,789         23,767,425

Total operating expenses ............          5,142,861          5,079,339         15,622,084         16,563,830
                                             -----------        -----------        -----------        -----------
   Operating income .................          1,861,493          2,049,665          6,385,705          7,203,595

Other expense .......................             19,182             25,213             43,154             88,988

Interest income .....................             84,088            150,228            204,073            409,956
                                             -----------        -----------        -----------        -----------
Income before provision for income
  taxes..............................          1,926,399          2,174,680          6,546,624          7,524,563

Provision for income taxes ..........            761,319            869,872          2,618,650          3,009,825
                                             -----------        -----------        -----------        -----------
   Net income .......................        $ 1,165,080        $ 1,304,808        $ 3,927,974        $ 4,514,738
                                             ===========        ===========        ===========        ===========

Net income per share - Basic ........        $       .33        $       .36        $      1.11        $      1.26
                                             ===========        ===========        ===========        ===========

Net income per share - Diluted ......        $       .33        $       .36        $      1.10        $      1.26
                                             ===========        ===========        ===========        ===========

Weighted average shares outstanding -
Basic                                          3,549,646          3,580,412          3,541,652          3,569,863
                                             ===========        ===========        ===========        ===========

Weighted average shares outstanding -
Diluted                                        3,577,688          3,618,148          3,563,414          3,595,755
                                             ===========        ===========        ===========        ===========



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                           NATIONAL DENTEX CORPORATION

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                   (Unaudited)


                                            Preferred Stock           Common Stock
                                         ----------------------    -------------------
                                         Number of     $.01 Par    Number of   $.01 Par      Paid-in       Retained
                                           Shares        Value      Shares      Value        Capital       Earnings         Total
                                         ---------     --------    ---------  ---------     --------       ---------        -----
BALANCE, December 31, 1999 .............    --        $    --      3,550,083   $ 35,500    $14,903,119    $24,610,855    $39,549,474

Issuance of 12,183 shares of common
  stock under the employee stock
  option plan ..........................    --             --         12,183        122        163,318            --         163,440

Issuance of 17,528 shares of common
  stock under the employee stock
  purchase plan ........................    --             --         17,528        176        215,945            --         216,121

Issuance of 813 shares of common
  stock as director's fee...............    --             --            813          8         11,984            --          11,992

Net income .............................    --             --             --         --             --      4,514,738      4,514,738
                                          -----       -------      ---------   --------    -----------    -----------    -----------
BALANCE, September 30, 2000 ............    --        $    --      3,580,607   $ 35,806    $15,294,366    $29,125,593    $44,455,765
                                          =====       =======      =========   ========    ===========    ===========    ===========





              The accompanying notes are an integral part of these
                       consolidated financial statements.

                           NATIONAL DENTEX CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)


                                                                       For the nine months ended September 30,
                                                                       ---------------------------------------
                                                                            1999                      2000
                                                                        -----------               -----------
Cash flows from operating activities:
Net income...................................................           $ 3,927,974              $ 4,514,738
Adjustments to reconcile net income to net cash provided by
  operating activities, net of effects of acquisitions:
    Depreciation and amortization............................             1,702,944                1,821,576
    Increase in accounts receivable..........................               (93,771)                (734,862)
    Increase in inventories..................................              (283,399)                (104,580)
    (Increase) decrease in prepaid expenses .................              (117,267)                  65,617
    Increase in deferred tax asset ..........................                (5,121)                 (63,809)
    Increase in other assets.................................              (167,789)                (756,340)
    Decrease in accounts payable and
     accrued liabilities.....................................            (1,044,356)              (1,345,667)
    Decrease in deferred tax liability.......................               (27,804)                      --
                                                                        -----------              -----------
    Net cash provided by operating activities................             3,891,411                3,396,673
                                                                        -----------              -----------
Cash flows from investing activities:
  Payment for acquisitions, net of cash acquired.........                (2,112,123)                 (70,940)
  Payment of deferred purchase price.........................              (515,165)             ( 2,190,098)
  Additions to property and equipment, net...................            (1,189,041)              (1,394,548)
  Proceeds from officer's life insurance policy..............             1,016,871                       --
                                                                        -----------              -----------
    Net cash used in investing activities....................            (2,799,458)              (3,655,586)
                                                                        -----------              -----------
Cash flows from financing activities:
  Proceeds from issuance of common stock.....................               407,943                  391,553
                                                                        -----------              -----------
    Net cash provided by financing activities................               407,943                  391,553
                                                                        -----------              -----------
Net increase (decrease) in cash..............................             1,499,896                  132,640
Cash at beginning of period..................................             8,525,648               11,215,179
                                                                        -----------              -----------
Cash at end of period........................................           $10,025,544              $11,347,819
                                                                        -----------              -----------

Supplemental disclosures of cash flow information:
  Interest paid..............................................                $7,611                  $84,830
                                                                        -----------              -----------
  Income taxes paid..........................................           $ 3,035,875              $ 3,365,354
                                                                        ===========              ===========



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                           NATIONAL DENTEX CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2000

(1) INTERIM FINANCIAL STATEMENTS
--------------------------------

The accompanying unaudited financial statements include all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the results of operations for the periods presented. Interim results are not necessarily indicative of the results to be expected for a full year.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by Form 10-Q. The accompanying unaudited consolidated financial statements should be read in conjunction with the Company's consolidated financial statements for the year ended December 31, 1999 as filed with the Securities and Exchange Commission on Form 10-K.

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

                                         Three Months Ended   Three Months Ended    Nine Months Ended     Nine Months Ended
                                          September 30, 1999   September 30, 2000   September 30, 1999    September 30, 2000
                                         -------------------  -------------------   ------------------    ------------------
Net income applicable to common stock        $1,165,080           $1,304,808            $3,927,974            $4,514,738
                                             ==========           ==========            ==========            ==========
Computation of Basic Earnings per Share:
----------------------------------------
Weighted average common shares
outstanding                                   3,549,646            3,580,412             3,541,652             3,569,863

Basic earnings per share                           $.33                 $.36                 $1.11                 $1.26

Computation of Diluted Earnings per Share:
------------------------------------------
Weighted average common shares
outstanding                                   3,549,646            3,580,412             3,541,652             3,569,863

Shares issuable from assumed exercise
of options and warrants (as determined
by the application of the treasury
stock method)                                    28,042               37,736               21,762                 25,892
                                             ----------           ----------           ----------             ----------
Weighted average common shares
outstanding as adjusted                       3,577,688            3,618,148            3,563,414              3,595,755

Diluted earnings per share                         $.33                 $.36                $1.10                  $1.26

Options to purchase 123,870 shares of common stock at exercise prices ranging from $17.63 to $21.88 per share were outstanding during the third quarter of 2000 but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares. The options, which expire through September 2008, were still outstanding at September 30, 2000.



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

(4) RECENT ACCOUNTING PRONOUNCEMENTS
------------------------------------

The Securities and Exchange Commission issued SAB No. 101, "Revenue Recognition", in December 1999. This bulletin established guidelines for revenue recognition and is effective for periods beginning after September 15, 2000. The Company believes that the adoption of the guidance provided in SAB No. 101 will not have a material impact on future operating results.

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

(5) RECLASSIFICATIONS
---------------------

Certain amounts in the 1999 financial statement have been reclassified to conform with the 2000 presentation.

(6) SUBSEQUENT EVENTS
---------------------

Effective October 23, 2000 the Company acquired all of the outstanding capital stock of Oral Arts Dental Laboratory, Inc. of Atlanta, Georgia.

Effective November 1, 2000 the Company acquired all of the outstanding capital stock of Ideal Dental Laboratory, Inc. of Albuquerque, New Mexico.

ITEM 2.
-------

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

==========================================


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     Working capital increased from $16,713,000 at December 31, 1999 to $20,381,000 at September 30, 2000. Cash and equivalents increased $ 133,000 from $11,215,000 at December 31, 1999. Operating activities provided $3,397,000 in cash flow for the nine months ended September 30, 2000. Cash outflows related to dental laboratory acquisitions totaled $2,261,000 for the nine months ended September 30, 2000 compared to $2,627,000 for the same period in 1999. Capital expenditures totaled $1,395,000 for the nine months ended September 30, 2000 compared to $1,189,000 for the same period in 1999.

     The Company maintains a financing agreement (the "Agreement") with Citizens Bank of Massachusetts (formerly State Street Bank and Trust Company) (the "Bank"). The Agreement, as amended and extended on June 27, 1998, includes revolving lines of credit of $4,000,000 and $8,000,000. The interest rate on both revolving lines of credit is the prime rate minus 0.5% or the LIBOR rate plus 1.5%, at the Company's option. Both revolving lines of credit mature on June 1, 2001. A commitment fee of one eighth of 1% is payable on the unused amount of both revolving lines of credit. At September 30, 2000 the full principal amount was available to the Company under both revolving lines of credit.

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

RESULTS OF OPERATIONS
---------------------

     The following table sets forth for the periods indicated the percentage of net sales represented by certain items in the Company's Consolidated Financial
Statements:

                                                                     Nine Months Ended
                                                             ----------------------------------
                                                             September 30,        September 30,
                                                                 1999                 2000
                                                             -------------        -------------
       Net sales                                                100.0%               100.0%
       Cost of goods sold                                        58.0                 58.2
                                                                -----                -----
       Gross profit                                              42.0                 41.8
       Total operating expenses                                  29.8                 29.1
                                                                -----                -----
       Operating income                                          12.2                 12.7
       Other expense                                              0.1                  0.2
       Interest income                                            0.4                  0.7
                                                                -----                -----
       Income before provision for income taxes                  12.5                 13.2
       Provision for income taxes                                 5.0                  5.3
                                                                -----                -----
       Net income                                                 7.5%                 7.9%
                                                                -----                -----

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 1999
--------------------------------------------------------------------

NET SALES

     Net sales increased $4,484,000 or 8.6% in the nine months ended September 30, 2000 over the corresponding period of the prior year. Approximately $385,000 of this increase was attributable to acquisitions, with the remaining increase representing same laboratory sales growth.

COST OF GOODS SOLD

     Cost of goods sold, which consists principally of labor and related benefits, cost of materials, and laboratory overhead, increased by $2,724,000. As a percentage of sales, cost of goods sold increased from 58.0% to 58.2%, representing a gross margin decrease of 0.2%. Increases in materials costs were partially offset by improvements in labor productivity and decreases in laboratory overhead on a percentage basis. The continued rising cost of palladium, a component of dental alloys used in the manufacture of many of the Company's products, continues to be a factor in the increased materials costs. Since the cost of this commodity shows no sign of returning to historical levels, each of the Company's laboratories has implemented a program to either switch its current palladium customers to alternative metals, such as gold, or to recover a portion of the cost increase by eliminating all unit pricing and charging a fee per unit plus metal cost.

TOTAL OPERATING EXPENSES

     Total operating expenses, which consist of (i) selling expenses, the cost of the Company's pick-up and delivery services and administrative expenses at the dental laboratory level, (ii) costs of operation by the Company's corporate headquarters and field support services and (iii) amortization expense, increased by $942,000 or 6.0% during the nine months ended September 30, 2000 over the corresponding period in 1999. Operating expenses decreased as a percentage of net sales from 29.8% to 29.1% during the nine months ended September 30, 2000 compared with the corresponding period in 1999 as a result of the higher sales volume.

     Selling and administrative expenses increased in amount while decreasing as a percentage of net sales. In addition, expenses attributable to the amortization expenses associated with acquired dental laboratories decreased as a percentage of sales.

OPERATING INCOME

     Operating income increased by $818,000 or 12.8% for the nine months ended September 30, 2000 over the corresponding period in 1999. The increase was the result of higher sales volume and reductions in operating expenses as a percentage of net sales, partially offset by the increase in cost of goods sold.

OTHER INCOME

     Other income decreased $46,000 in the nine months ended September 30, 2000 compared to the same period in 1999. The increase was primarily attributable to customer use of credit cards. This expense alone increased by $61,000.

INTEREST INCOME

     Interest income increased by $206,000 or 100.9% in the nine months ended September 30, 2000 over the corresponding period in 1999. The increase was primarily due to increasing investment principal throughout the period as well as increased short-term interest rates.

PROVISION FOR INCOME TAXES

     The Company's provision for income taxes for the nine months ended September 30, 2000 increased to $3,010,000 from $2,619,000 in the corresponding period in 1999. The effective tax rate remained unchanged at 40.0% . The tax provision in future periods may increase depending in part on the level and nature of the Company's acquisition activities.

NET INCOME

     As a result of the factors discussed above, net income for the nine months ended September 30, 2000 increased by $587,000 or 14.9% over the corresponding period in 1999. Net income per share, on a diluted basis, increased from $1.10 per share to $1.26 per share.

 .
ITEM 3.

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

ITEM 4.  Submission of Matters to a Vote of Security Holders:

         Not applicable.

ITEM 5.  Other Information:

         See footnote 6 to the Consolidated Financial Statements for information regarding recent acquisition activity.

ITEM 6.  Exhibits and Reports on form 8-K:

         a.  Exhibits:    (27) Financial Data Schedule

         b.  Reports on Form 8-K: None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                 NATIONAL DENTEX CORPORATION
                                 Registrant


November 14, 2000                By: /s/ David L. Brown
                                    -------------------------------------
                                    David L. Brown
                                    President, Treasurer and Director
                                    (Principal Executive Officer)



November 14, 2000                By: /s/ Richard F. Becker
                                    ------------------------------------
                                    Richard F. Becker, Jr.
                                    Chief Financial Officer, Vice President
                                    of Finance and Assistant Treasurer
                                    (Principal Financial and Accounting Officer)