Form 10-K405
period 2000-12-31
NATIONAL DENTEX CORP /MA/
filed 2001-03-13
CIK 913616

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

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

     Indicated by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of February 20, 2001, the aggregate market value of the 3,381,854 outstanding shares of voting stock held by non-affiliates of the registrant was $68,059,812.

     As of February 20, 2001, 3,473,000 shares of the registrant's Common Stock, par value $.01 per share, were issued and outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     The Registrant's definitive Proxy Statement for the Registrant's Special Meeting in Lieu of Annual Meeting of Stockholders to be held on April 10, 2001 is incorporated by reference into Part III.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     National Dentex Corporation (the "Company") was founded in 1982 as H&M Laboratories Services, Inc., a Massachusetts corporation, which acquired six full-service dental laboratories and related branch laboratories from Healthco, Inc. In 1983, the Company changed its name to National Dentex Corporation and acquired 20 additional full-service dental laboratories and related branch laboratories from Lifemark Corporation. The Company today owns and operates 31 dental laboratories, consisting of 27 full-service dental laboratories and four branch laboratories located in 24 states through the United States. The Company's dental laboratories custom design and fabricate dentures, crowns and fixed bridges, and other dental prosthetic appliances. Each dental laboratory operates under its own business name. The Company's principal executive offices are located at 526 Boston Post Road, Wayland, MA 01778, telephone number (508) 358-4422. Its corporate web site is located at www.nationaldentex.com.

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

SALES AND MARKETING

     The Company's local dental laboratories market and sell their products through their own direct sales force. The sales force interacts with dentists within its market area, primarily through visits to dentists' offices, to introduce the dental laboratory's services and products offered, and to promote new products and techniques that can assist dentists in expanding their practices. The Company has developed a customer-focused marketing and sales program entitled "Knowledge Based Relationships".(TM) The Company believes that this unique approach to assist the dentist and his or her staff to improve chairtime efficiencies will enhance its ability to expand its base of business by establishing lasting professional relationships with its customers. The Company presently has a total of 22 sales representatives. In addition, the dental laboratories, either alone or with local dental societies, dental schools or study clubs, sponsor technical training clinics for dentists on topics such as advanced clinical techniques. The local dental laboratories also exhibit at state and local dental conventions.

COMPETITION

     The dental laboratory industry is highly competitive and fragmented. A typical dental laboratory's business originates from dentists located within 50 miles of the dental laboratory. There are approximately 12,000 dental laboratories in the United States, ranging in size from one to approximately 200 technicians. The Company estimates that presently its sales represent less than 3% of the total sales of custom-made dental prosthetic appliances in the United States. Competition is primarily from other dental laboratories in the respective local market areas. The vast majority of dental laboratories consist of single units, although the Company believes there is one national chain, the Sentage Corporation Dental Services Group, which competes with the Company in two market areas. There is also limited competition from mail order dental laboratories.

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

EMPLOYEES

     As of December 31, 2000, the Company had 1,363 employees, 1,341 of whom worked at individual laboratories. Corporate management and administrative staff totaled 22 people. None of the Company's employees is covered by a collective bargaining agreement. Management considers the Company's employee relations to be good.

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

ITEM 2.  PROPERTIES

     The Company currently leases a total of approximately 157,000 square feet of space. As of December 31, 2000, the aggregate minimum annual rent payable for all of its leased real properties was approximately $1,298,000. The Company considers these properties to be modern, well maintained and suitable for its purposes and believes that its current facilities are adequate to meet its needs for the foreseeable future. The Company also believes that suitable substitute or replacement space is readily available. The Company's principal executive and administrative offices occupy approximately 10,200 square feet of space in Wayland, Massachusetts. Its 25 leased dental laboratories range in size from 1,000 to 21,000 square feet and average $53,000 in annual base rent.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock, $.01 par value, is traded on the over-the-counter market, on the Nasdaq National Market System, under the symbol "NADX". The following table presents low and high bid information for the time periods specified. The over-the-counter market quotations reflect inter-dealer prices, without retail markup, markdown or commission and may not necessarily represent actual transactions. The over-the-counter market quotations have been furnished by the Nasdaq Stock Market, Inc. The Company's Common Stock became publicly-traded on December 21, 1993.

                                                                  PRICE
                                                           -------------------
                     QUARTER ENDING                        LOW BID    HIGH BID
                     --------------                        -------    --------
03/31/99.................................................  $14.500    $19.500
06/30/99.................................................  $12.438    $17.250
09/30/99.................................................  $15.375    $18.125
12/31/99.................................................  $16.000    $18.625
03/31/00.................................................  $10.125    $17.375
06/30/00.................................................  $11.625    $17.000
09/30/00.................................................  $14.250    $18.000
12/31/00.................................................  $17.750    $19.875

     The Company has paid no cash dividends in the past and has no plans to pay cash dividends in the foreseeable future.

     As of February 20, 2001, there were approximately 352 registered record holders of the Company's Common Stock, which the Company believes represented approximately 1,600 beneficial holders. As of February 20, 2001, the low and high bid prices of the Common Stock were $20.063 and $20.125, respectively.

ITEM 6.  SELECTED FINANCIAL DATA

     The following selected financial data for the five years ended December 31, 2000 are derived from the audited consolidated financial statements of the Company. The data should be read in conjunction with the consolidated financial statements and the related notes included in this Report and in conjunction with
Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                            1996       1997       1998       1999       2000
                                           -------    -------    -------    -------    -------
                                                  (IN THOUSANDS EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENTS OF INCOME:
Net sales................................  $51,971    $59,196    $63,817    $69,639    $75,680
Cost of goods sold.......................   29,627     33,755     36,697     40,396     44,203
                                           -------    -------    -------    -------    -------
Gross profit.............................   22,344     25,441     27,120     29,243     31,477
Total operating expenses.................   16,462     18,370     19,545     20,803     22,133
                                           -------    -------    -------    -------    -------
Operating income.........................    5,882      7,071      7,575      8,440      9,344
Other income (expense)...................      141         69         18        (57)       (83)
Interest income..........................      131         81        187        336        568
                                           -------    -------    -------    -------    -------
Income before provision for income
  taxes..................................    6,154      7,221      7,780      8,719      9,829
Provision for income taxes...............    2,449      2,874      3,097      3,457      3,868
                                           -------    -------    -------    -------    -------
Net income...............................  $ 3,705    $ 4,347    $ 4,683    $ 5,262    $ 5,961
                                           =======    =======    =======    =======    =======
Net income per share -- basic............  $  1.09    $  1.26    $  1.34    $  1.48    $  1.67
                                           =======    =======    =======    =======    =======
Net income per share -- diluted..........  $  1.06    $  1.24    $  1.32    $  1.48    $  1.66
                                           =======    =======    =======    =======    =======
Weighted average shares outstanding --
  basic..................................    3,414      3,454      3,486      3,544      3,569
Weighted average shares outstanding --
  diluted................................    3,509      3,517      3,560      3,566      3,601

CONSOLIDATED BALANCE SHEET DATA:
Working capital..........................  $ 9,859    $ 9,611    $13,652    $16,713    $19,455
Total assets.............................   30,234     35,730     42,470     49,205     55,390
Long-term debt, including current
  portion................................      204         --         --         --         --
Stockholders' equity.....................  $24,036    $28,669    $33,877    $39,549    $45,596

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     The Company's working capital increased from $16,713,000 at December 31, 1999 to $19,455,000 at December 31, 2000. Cash and equivalents increased $1,085,000 from $11,215,000 at December 31, 1999 to $12,300,000 at December 31,
2000. Operating activities provided $6,190,000 in cash flow for the year ended December 31, 2000. Inventories increased $736,000 from December 31, 1999. The increase in inventory was attributable to the acquisition of four new dental laboratories during 2000 and continuing increases in the cost of palladium, a component of many dental alloys.

     Cash outflows related to dental laboratory acquisitions totaled $3,258,000 for the year ended December 31, 2000. Capital expenditures for the same period were $1,933,000. The Company expects that increases in capital expenditures, if any, will be in proportion with increasing revenues.

     The Company maintains a financing agreement (the "Agreement") with Citizens Bank of Massachusetts (formerly State Street Bank and Trust Company) (the "Bank"). The Agreement, as amended and extended on June 27, 1997, includes revolving lines of credit of $4,000,000 and $8,000,000. The interest rate on both revolving lines of credit is the prime rate minus 0.5% or the London Interbank Offered Rate (LIBOR) plus 1.5%, at the Company's option. Both revolving lines of credit mature on June 1, 2001. Currently, the Company is in discussions with the Bank to extend and expand the line of credit.

     A commitment fee of one eighth of 1% is payable on the unused amount of both lines of credit. At December 31, 2000, the full principal amount was available to the Company under both revolving lines of credit. The Agreement requires compliance with certain covenants, including the maintenance of specified net worth and other financial ratios. As of December 31, 2000, the Company was in compliance with these covenants.

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

RESULTS OF OPERATIONS

     The following table sets forth for the periods indicated the percentage of net sales represented by certain items in the Company's Consolidated Financial
Statements:

                                                               YEARS ENDED DECEMBER 31,
                                                              --------------------------
                                                               1998      1999      2000
                                                              ------    ------    ------
Net sales...................................................  100.0%    100.0%    100.0%
Cost of goods sold..........................................   57.5      58.0      58.4
                                                              -----     -----     -----
Gross profit................................................   42.5      42.0      41.6
Total operating expenses....................................   30.6      29.9      29.3
                                                              -----     -----     -----
Operating income............................................   11.9      12.1      12.3
Other income (expense)......................................    0.0      (0.1)     (0.1)
Interest income.............................................    0.3       0.5       0.8
                                                              -----     -----     -----
Income before provision for income taxes....................   12.2      12.5      13.0
Provision for income taxes..................................    4.9       5.0       5.1
                                                              -----     -----     -----
Net income..................................................   7.3%      7.5%      7.9%
                                                              =====     =====     =====

YEAR ENDED DECEMBER 31, 2000 COMPARED WITH YEAR ENDED DECEMBER 31, 1999

  Net Sales

     For the year ended December 31, 2000, net sales increased $6,041,000 or 8.7% over the prior year. Approximately $940,000 of this increase was attributable to business at dental laboratories owned less than one year, with the remaining increase representing sales growth at dental laboratories owned both the year ended December 31, 2000 and the comparable year ended December 31, 1999.

  Cost of Goods Sold

     The Company's cost of goods sold increased by $3,807,000 or 9.4% in the fiscal year ended December 31, 2000 over the prior fiscal year, attributable primarily to increased unit sales. As a percentage of sales, cost of goods sold increased from 58.0% to 58.4%. Increases in labor and material costs were partially offset by decreases in laboratory overhead expenses. The rising cost of palladium, a component of dental alloys used in the manufacture of many of the Company's products, continues to be a factor in the increased material costs. During 2000, the average cost of this precious metal rose 89% over the average cost during 1999, and this rate has accelerated since September 30, 2000. The Company has attempted to address this issue in each marketplace by instituting price increases, temporary surcharges and the use of substitute metals. Since the cost of this commodity shows no sign of returning to historical levels each of the Company's laboratories have instituted a program to either switch its current palladium customers to less expensive metals, such as gold, or to make the surcharges permanent by eliminating all unit pricing and charging a fee per unit plus metal.

  Total Operating Expenses

     Operating expenses, which consist of selling, delivery and administrative expenses both at the laboratory and corporate level, increased by $1,330,000 or 6.4% in the year ended December 31, 2000 over 1999. During this same period operating expenses decreased as a percentage of net sales from 29.9% in 1999 to 29.3% in 2000.

  Operating Income

     Due to the increase in net sales and a reduction in operating expenses as a percent of net sales, operating income increased $903,000 or 10.7% in fiscal year 2000 over fiscal year 1999.

  Interest (Income) Expense

     Interest income increased by $233,000 in the year ended December 31, 2000 from 1999. The increase was due to increased investment principal and rising interest rates.

  Provision for Income Taxes

     The provision for income taxes increased to $3,868,000 in 2000 from $3,456,000 in 1999. This $412,000 increase was the result of increased income. The 39.6% effective tax rate for fiscal year 1999 declined to 39.4% for fiscal year 2000.

  Net Income

     As a result of all the factors discussed above, net income increased to $5,961,000 or $1.66 per share on a diluted basis in 2000 from $5,262,000 or $1.48 per share on a diluted basis in 1999.

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

  Cost of Goods Sold

     The Company's cost of goods sold increased by $3,699,000 or 10.1% in the fiscal year ended December 31, 1999 over the prior fiscal year, attributable primarily to increased unit sales. As a percentage of sales, cost of goods sold increased from 57.5% to 58.0%. Increases in labor and material costs were partially offset by decreases in laboratory overhead expenses. The rising cost of palladium, a component of dental alloys used in the manufacture of many of the Company's products, continued to be a factor in the increased material costs. The average cost of this precious metal in 1999 rose 26% over the average cost during 1998. During 1998 the Company attempted to address this issue in each marketplace by instituting price increases, temporary surcharges and the use of substitute metals. Since the cost of this commodity shows no sign of returning to historical levels each of the Company's laboratories have begun a program to either switch its current palladium customers to gold or to make the surcharges permanent by eliminating all unit pricing and charging a fee per unit plus metal.

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

                                                            THREE MONTHS ENDED
                          ---------------------------------------------------------------------------------------
                          MAR. 31,   JUNE 30,   SEPT. 30,   DEC. 31,   MAR. 31,   JUNE 30,   SEPT. 30,   DEC. 31,
                            1999       1999       1999        1999       2000       2000       2000        2000
                          --------   --------   ---------   --------   --------   --------   ---------   --------
                                               (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
Net sales...............  $17,012    $18,233     $17,146    $17,248    $18,960    $19,866     $18,049    $18,805
Gross profit............  $ 7,198    $ 7,805     $ 7,004    $ 7,235    $ 8,082    $ 8,556     $ 7,129    $ 7,710
Gross margin............     42.3%      42.8%       40.8%      41.9%      42.6%      43.1%       39.5%      41.0%
Operating income........  $ 2,001    $ 2,523     $ 1,861    $ 2,054    $ 2,321    $ 2,833     $ 2,050    $ 2,140
Operating margin........     11.8%      13.8%       10.9%      11.9%      12.2%      14.3%       11.4%      11.4%
Net income..............  $ 1,210    $ 1,553     $ 1,165    $ 1,334    $ 1,453    $ 1,757     $ 1,305    $ 1,446
Net income per share....  $  0.34    $  0.44     $  0.33    $  0.37    $  0.41    $  0.49     $  0.36    $  0.40

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     (a) Directors. The information with respect to directors required by this item is incorporated herein by reference from the Company's Proxy Statement dated March 8, 2001 for the Special Meeting in Lieu of Annual Meeting of Stockholders to be held on April 10, 2001 (the "2001 Proxy Statement").

     (b) Executive Officers. The information with respect to executive officers required by this item is incorporated herein by reference from the 2001 Proxy Statement.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this item is incorporated herein by reference from the 2001 Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is incorporated herein by reference from the 2001 Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is incorporated herein by reference from the 2001 Proxy Statement.

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

  List of Financial Statements and Schedules Referenced in this Item 14

     The historical consolidated financial statements of National Dentex Corporation included herein are as listed below:

                                                              PAGE
                                                              ----
Report of Independent Public Accountants....................  F-2
Consolidated Balance Sheets as of December 31, 1999 and
  2000......................................................  F-3
Consolidated Statements of Income for the three years ended
  December 31, 2000.........................................  F-4
Consolidated Statements of Stockholders' Equity for the
  three years ended December 31, 2000.......................  F-5
Consolidated Statements of Cash Flows for the three years
  ended December 31, 2000...................................  F-6
Notes to Consolidated Financial Statements..................  F-7

  Financial Statement Schedule included herewith:

     Schedule II: Valuation and Qualifying Accounts

     All other schedules are omitted because they are not applicable or not required, or because the required information is shown either in the financial statements or in the notes thereto.

     (b) Reports on Form 8-K.

     During the Company's fiscal quarter ended December 31, 2000, the Company was not required to file, and did not file, any Current Report on Form 8-K.

     (c) Exhibits.

        (i) The following exhibits, required by Item 601 of Regulation S-K, are filed herewith:

EXHIBIT NO.                             TITLE
-----------                             -----
*10a           Change of Control Severance Agreement between the
               Company and David L. Brown, dated January 23, 2001.
*10b           Form of Change of Control Severance Agreements between
               the Company and each of Arthur Champagne, James F. Dodd
               III, Richard G. Mariacher, Donald E. Merz and Eloy V.
               Sepulveda, dated January 23, 2001.
*10c           2001 Stock Plan (Incorporated by reference to Appendix A
               to the 2001 Proxy Statement)
 23            Consent of Arthur Andersen LLP

          (ii) The following exhibits were filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1999 and are herein incorporated by reference:

EXHIBIT NO.                             TITLE
-----------                             -----
*10d           Employment Agreement between the Company and Donald E.
               Merz, dated November 1, 1983.
*10e           Employment Agreement between the Company and Eloy V.
               Sepulveda, dated June 15, 1983.

          (iii) The following exhibits were filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1995 and are herein incorporated by reference:

EXHIBIT NO.                            TITLE
-----------                            -----
*10f           Long Term Incentive Plan, as amended.
*10g           Employment Agreement between the Company and Richard
               F. Becker, Jr., dated April 1, 1995.
*10h           Change of Control Severance Agreement between the
               Company and Richard F. Becker, Jr., dated April 1,
               1995.
*10i           Employment Agreement between the Company and David L.
               Brown, dated April 1, 1995.
*10j           Change of Control Severance Agreement between the
               Company and David L. Brown dated April 1, 1995.
*10k           Employment Agreement between the Company and William
               M. Mullahy, dated April 1, 1995.

          (iv) The following exhibits were filed as part of the Company's Form S-1 Registration Statement (File No. 33-70440) declared effective by the Securities and Exchange Commission on December 21, 1993 and are herein incorporated by reference:

EXHIBIT NO.                           TITLE
-----------                           -----
 3a          Restated Articles of Organization of the Company, filed
             with Massachusetts Secretary of State on October 14,
             1993.
 3b          By-Laws of the Company, as amended on December 31, 1982
             and May 26, 1992.
 4a          Restated Letter Agreement, dated February 22, 1993,
             between the Company and State Street Bank and Trust
             Company (the "Bank") as amended.
*10l         Salary Continuation Agreement, dated April 1, 1985,
             between the Company and William M. Mullahy.
*10m         Salary Continuation Agreement, dated April 1, 1985,
             between the Company and Donald E. Merz.
*10n         National Dentex Corporation Laboratory Incentive
             Compensation Plan.
*10o         National Dentex Corporation Corporate Executives
             Incentive Compensation Plan.
*10p         National Dentex Corporation Group Managers Incentive
             Compensation Plan.
*10q         National Dentex Corporation Dollars Plus Plan, as
             amended on January 3, 1986.
*10r         National Dentex Corporation Employees' Stock Purchase
             Plan.

---------------
* These exhibits relate to a management contract or to a compensatory plan or arrangement.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL DENTEX CORPORATION

March 8, 2001
                                          By:      /s/ DAVID L. BROWN
                                            ------------------------------------
                                              David L. Brown, President & CEO

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         /s/ DAVID V. HARKINS
-----------------------------------------
David V. Harkins, Chairman of the Board
and Director
March 8, 2001

          /s/ JACK R. CROSBY
-----------------------------------------
Jack R. Crosby, Director
March 8, 2001

        /s/ WILLIAM H. MCCLURG
-----------------------------------------
William H. McClurg, Director
March 8, 2001

         /s/ NORMAN F. STRATE
-----------------------------------------
Norman F. Strate, Director
March 8, 2001

          /s/ DAVID L. BROWN
-----------------------------------------
David L. Brown, President, CEO,
Treasurer,
and Director
(Principal Executive Officer)
March 8, 2001

      /s/ RICHARD F. BECKER, JR.
-----------------------------------------
Richard F. Becker, Jr, Vice President,
Finance, Chief Financial Officer and
Assistant Treasurer
(Principal Financial Officer)
March 8, 2001

                          NATIONAL DENTEX CORPORATION

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

                                                              PAGE
                                                              ----
Financial Statements:
  The historical consolidated financial statements of
     National Dentex Corporation included herein are as
     listed below
     Report of Independent Public Accountants...............  F-2
     Consolidated Balance Sheets as of December 31, 1999 and
      2000..................................................  F-3
     Consolidated Statements of Income for the three years
      ended December 31, 2000...............................  F-4
     Consolidated Statements of Stockholders' Equity for the
      three years ended
       December 31, 2000....................................  F-5
     Consolidated Statements of Cash Flows for the three
      years ended December 31, 2000.........................  F-6
     Notes to Consolidated Financial Statements.............  F-7
Schedule:
  Valuation and Qualifying Accounts....................Schedule II

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders of National Dentex Corporation:

     We have audited the accompanying consolidated balance sheets of National Dentex Corporation (a Massachusetts corporation) as of December 31, 2000 and 1999, and the related consolidated statements of income, stockholders' equity and cash flows for the years then ended. These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of National Dentex Corporation as of December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

     Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedule listed in the index to consolidated financial statements is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a part of the basic consolidated financial statements. The schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

/s/ ARTHUR ANDERSEN LLP
Arthur Andersen LLP

Boston, Massachusetts
February 8, 2001 (except with respect to the matter discussed in Item No. 2 in Note 9, as to which the date is March 1, 2001)

                          NATIONAL DENTEX CORPORATION
                          CONSOLIDATED BALANCE SHEETS

                                                              DECEMBER 31,    DECEMBER 31,
                                                                  1999            2000
                                                              ------------    ------------
ASSETS
CURRENT ASSETS:
  Cash and equivalents......................................  $11,215,179     $12,300,606
  Accounts receivable:
    Trade, less allowance of $196,000 in 1999 and $274,000
     in 2000................................................    7,722,729       8,457,113
    Other...................................................      436,401         520,294
  Inventories...............................................    3,840,821       4,576,919
  Prepaid expenses..........................................    1,312,739       1,264,219
  Deferred tax asset, current...............................      350,820         383,750
                                                              -----------     -----------
        Total current assets................................   24,878,689      27,502,901
                                                              -----------     -----------
PROPERTY AND EQUIPMENT:
  Land and buildings........................................    3,887,402       3,891,705
  Leasehold and building improvements.......................    3,976,361       4,851,336
  Laboratory equipment......................................    7,356,055       8,064,102
  Furniture and fixtures....................................    2,228,775       2,660,024
                                                              -----------     -----------
                                                               17,448,593      19,467,167
    Less -- Accumulated depreciation and amortization.......    9,020,264      10,097,602
                                                              -----------     -----------
    Net property and equipment..............................    8,428,329       9,369,565
                                                              -----------     -----------
OTHER ASSETS, net:
  Goodwill..................................................   11,111,435      12,847,790
  Non-competition agreements................................    3,539,947       3,545,660
  Deferred tax asset, noncurrent............................      337,268         358,321
  Other.....................................................    1,310,044       1,765,991
                                                              -----------     -----------
                                                               16,298,694      18,517,762
                                                              -----------     -----------
                                                              $49,605,712     $55,390,228
                                                              ===========     ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable..........................................  $ 1,491,285     $ 1,474,487
  Accrued liabilities:
    Payroll and employee benefits...........................    3,764,657       3,752,687
    Current portion of deferred purchase price..............    2,403,888       2,322,254
    Other...................................................      505,203         498,708
                                                              -----------     -----------
        Total current liabilities...........................    8,165,033       8,048,136
                                                              -----------     -----------
LONG TERM LIABILITIES:
  Payroll and employee benefits.............................    1,159,871         829,915
  Deferred purchase price...................................      731,334         915,778
                                                              -----------     -----------
        Total long-term liabilities.........................    1,891,205       1,745,693
                                                              -----------     -----------
COMMITMENTS AND CONTINGENCIES (Note 7)
STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value Authorized -- 500,000
    shares
    None issued and outstanding.............................           --              --
  Common stock, $.01 par value Authorized -- 8,000,000
    shares
    Issued -- 3,550,083 shares at December 31, 1999, and
    3,580,874 shares at December 31, 2000
    Outstanding -- 3,550,083 shares at December 31, 1999,
    and 3,563,674 shares at December 31, 2000...............       35,500          35,809
  Paid-in capital...........................................   14,903,119      15,297,934
  Retained earnings.........................................   24,610,855      30,571,525
  Treasury stock at cost -- zero shares at December 31,
    1999, and
    17,200 shares at December 31, 2000......................           --        (308,869)
                                                              -----------     -----------
        Total stockholders' equity..........................   39,549,474      45,596,399
                                                              -----------     -----------
                                                              $49,605,712     $55,390,228
                                                              ===========     ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                          NATIONAL DENTEX CORPORATION

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                      YEARS ENDED
                                                      --------------------------------------------
                                                      DECEMBER 31,    DECEMBER 31,    DECEMBER 31,
                                                          1998            1999            2000
                                                      ------------    ------------    ------------
Net sales...........................................  $63,817,100     $69,639,240     $75,679,824
Cost of goods sold..................................   36,697,495      40,396,188      44,203,153
                                                      -----------     -----------     -----------
  Gross profit......................................   27,119,605      29,243,052      31,476,671
Total operating expenses............................   19,545,023      20,802,705      22,132,962
                                                      -----------     -----------     -----------
  Operating income..................................    7,574,582       8,440,347       9,343,709
Other income (expense)..............................       17,922         (57,491)        (82,754)
Interest income.....................................      187,257         335,722         568,496
                                                      -----------     -----------     -----------
  Income before provision for income taxes..........    7,779,761       8,718,578       9,829,451
Provision for income taxes..........................    3,096,345       3,456,431       3,868,781
                                                      -----------     -----------     -----------
  Net income........................................  $ 4,683,416     $ 5,262,147     $ 5,960,670
                                                      ===========     ===========     ===========
Net income per share -- basic.......................  $      1.34     $      1.48     $      1.67
                                                      ===========     ===========     ===========
Net income per share -- diluted.....................  $      1.32     $      1.48     $      1.66
                                                      ===========     ===========     ===========
Weighted average shares outstanding -- basic........    3,485,763       3,543,752       3,568,528
                                                      ===========     ===========     ===========
Weighted average shares outstanding -- diluted......    3,560,392       3,566,332       3,600,649
                                                      ===========     ===========     ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                          NATIONAL DENTEX CORPORATION
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                          COMMON STOCK
                                      ---------------------
                                      NUMBER OF    $.01 PAR     PAID-IN      RETAINED     TREASURY
                                        SHARES      VALUE       CAPITAL      EARNINGS       STOCK        TOTAL
                                      ----------   --------   -----------   -----------   ---------   -----------
BALANCE, December 31, 1997..........   3,460,829   $34,608    $13,968,731   $14,665,292          --   $28,668,631
Issuance of 36,758 shares of common
  stock under the stock option
  plans.............................      36,758       367        287,470            --          --       287,837
Issuance of 14,601 shares of common
  stock under the employee stock
  purchase plan.....................      14,601       146        213,464            --          --       213,610
Issuance of 960 shares of common
  stock as director's fees..........         960        10         23,990            --          --        24,000
Net income..........................          --        --             --     4,683,416          --     4,683,416
                                      ----------   -------    -----------   -----------   ---------   -----------
BALANCE, December 31, 1998..........   3,513,148    35,131     14,493,655    19,348,708          --    33,877,494
                                      ----------   -------    -----------   -----------   ---------   -----------
Issuance of 19,483 shares of common
  stock under the stock option
  plans.............................      19,483       195        187,919            --          --       188,114
Issuance of 16,624 shares of common
  stock under the employee stock
  purchase plan.....................      16,624       166        209,547            --          --       209,713
Issuance of 828 shares of common
  stock as director's fees..........         828         8         11,998            --          --        12,006
Net income..........................          --        --             --     5,262,147          --     5,262,147
                                      ----------   -------    -----------   -----------   ---------   -----------
BALANCE, December 31, 1999..........   3,550,083    35,500     14,903,119    24,610,855          --    39,549,474
                                      ----------   -------    -----------   -----------   ---------   -----------
Issuance of 12,450 shares of common
  stock under the stock option
  plans.............................      12,450       125        166,887            --          --       167,012
Issuance of 17,528 shares of common
  stock under the employee stock
  purchase plan.....................      17,528       176        215,944            --          --       216,120
Issuance of 813 shares of common
  stock as director's fees..........         813         8         11,984            --          --        11,992
Net income..........................          --        --             --     5,960,670          --     5,960,670
Repurchase of 17,200 shares of
  common stock under the stock
  repurchase plan...................          --        --             --            --    (308,869)     (308,869)
                                      ----------   -------    -----------   -----------   ---------   -----------
BALANCE, December 31, 2000..........   3,580,874   $35,809    $15,297,934   $30,571,525   $(308,869)  $45,596,399
                                      ----------   -------    -----------   -----------   ---------   -----------

  The accompanying notes are an integral part of these consolidated financial statements.

                          NATIONAL DENTEX CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      YEARS ENDED
                                                      --------------------------------------------
                                                      DECEMBER 31,    DECEMBER 31,    DECEMBER 31,
                                                          1998            1999            2000
                                                      ------------    ------------    ------------
Cash flows from operating activities:
  Net income........................................  $ 4,683,416     $ 5,262,147     $ 5,960,670
  Adjustments to reconcile net income to net cash
     provided by operating activities, net of
     effects of acquisitions:
     Depreciation and amortization..................    2,004,927       2,286,977       2,491,349
     Increase in accounts receivable................     (271,559)       (220,969)       (342,901)
     Increase in inventories........................     (114,255)       (413,416)       (615,708)
     (Increase) decrease in prepaid expenses........     (219,137)       (598,673)         52,307
     Decrease (increase) in deferred tax asset......        1,179        (298,288)        (53,983)
     Increase in other assets.......................     (262,907)        (97,878)       (798,551)
     Increase (decrease) in accounts payable and
       accrued liabilities..........................      950,703        (123,662)       (503,510)
     Decrease in deferred tax liability.............      (94,550)       (101,277)             --
                                                      -----------     -----------     -----------
     Net cash provided by operating activities......    6,677,817       5,694,961       6,189,673
                                                      -----------     -----------     -----------
Cash flows from investing activities:
  Payment for acquisitions, net of cash acquired....   (2,066,966)     (2,172,123)       (967,117)
  Payment of deferred purchase price................     (691,949)       (508,063)     (2,290,879)
  Additions to property and equipment, net..........     (830,799)     (1,751,948)     (1,932,505)
  Proceeds from officer's life insurance policy.....           --       1,016,871              --
                                                      -----------     -----------     -----------
     Net cash used in investing activities..........   (3,589,714)     (3,415,263)     (5,190,501)
                                                      -----------     -----------     -----------
Cash flows from financing activities:
  Net proceeds from issuance of common stock........      525,448         409,833         395,124
  Repurchases of common stock.......................           --              --        (308,869)
                                                      -----------     -----------     -----------
     Net cash provided by financing activities......      525,448         409,833          86,255
                                                      -----------     -----------     -----------
Net increase in cash and equivalents................    3,613,551       2,689,531       1,085,427
Cash and equivalents at beginning of period.........    4,912,097       8,525,648      11,215,179
                                                      -----------     -----------     -----------
Cash and equivalents at end of period...............  $ 8,525,648     $11,215,179     $12,300,606
                                                      ===========     ===========     ===========

Supplemental disclosures of cash flow information:
  Interest paid.....................................  $    12,084     $    10,139     $    87,422
                                                      ===========     ===========     ===========
  Income taxes paid.................................  $ 2,993,473     $ 3,897,742     $ 4,184,484
                                                      ===========     ===========     ===========

Supplemental schedule of noncash investing and financing activities:
  The Company purchased the operations of certain dental laboratories in 1998, 1999 and 2000.
  In conjunction with these acquisitions, liabilities were assumed as follows:

  Fair value of assets acquired.........................  $ 3,434,000    $ 3,352,000    $ 3,560,000
  Cash paid.............................................   (2,067,000)    (2,172,000)    (1,029,000)
  Deferred purchase price at date of acquisition........   (1,080,000)      (883,000)    (2,190,000)
                                                          -----------    -----------    -----------
     Liabilities assumed................................  $   287,000    $   297,000    $   341,000
                                                          ===========    ===========    ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                          NATIONAL DENTEX CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2000

(1) ORGANIZATION

     National Dentex Corporation (the "Company") owned and operated 27 full-service dental laboratories and four branch laboratories in 24 states throughout the United States as of December 31, 2000. Working from dentists' work orders, the Company's dental laboratories custom design and fabricate dentures, crowns and fixed bridges, and other dental prosthetic appliances.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Principles of Consolidation

     The consolidated financial statements include all operations of the Company. Acquisitions are reflected from the date acquired by the Company (see
Note 3) to December 31, 2000. All significant intercompany balances and transactions have been eliminated in consolidation.

  Revenue Recognition

     Revenue is recognized as the dentists' orders are shipped. In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements." This bulletin established additional guidelines for revenue recognition. The Company's revenue recognition policy complies with this pronouncement.

  Inventories

     Inventories, consisting principally of raw materials, are stated at the lower of cost (first-in, first-out) or market.

  Property and Equipment

     Property and equipment are stated at cost, less accumulated depreciation. Depreciation is calculated using the straight-line method over the following estimated depreciable lives:

Buildings................................................  25 years
Furniture and fixtures...................................  5-10 years
Automobiles and trucks...................................  5 years
Laboratory equipment.....................................  10 years
Computer equipment.......................................  3-5 years

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

  Other Assets

     Included in other assets are the costs of noncompetition agreements, which are deferred and amortized on a straight-line basis according to the terms of the agreements over 5 to 10 years. Goodwill is being amortized using the straight-line method over a period of 20 years, the estimated useful life. The Company continually evaluates whether events and circumstances have occurred that indicate the remaining estimated useful life of goodwill may warrant revision or that the remaining balance of goodwill may not be recoverable. When factors

                          NATIONAL DENTEX CORPORATION
indicate that goodwill should be evaluated for possible impairment, the Company uses an estimate of the related business segment's undiscounted operating income over the remaining life of the goodwill in measuring whether the goodwill is recoverable. As of December 31, 2000, there have been no write-downs of goodwill.

     Accumulated amortization on these intangible assets was approximately $5,295,000 and $6,691,000 at December 31, 1999 and 2000, respectively.

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

  Earnings Per Share

     The Company adopted SFAS No. 128, "Earnings Per Share," effective December 15, 1997. In accordance with the requirements of SFAS No. 128, basic earnings per share is computed by dividing net income by the weighted average number of shares outstanding and diluted earnings per share reflects the dilutive effect of stock options and warrants. The pro forma weighted average number of shares outstanding, the dilutive effects of outstanding stock options and warrants, and the shares under option plans that were antidilutive for the years ended December 31, 1998, 1999 and 2000 are as follows:

                                                                  YEARS ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                1998        1999        2000
                                                              ---------   ---------   ---------
Weighted average number of shares used in basic earnings per
  share calculation.........................................  3,485,763   3,543,752   3,568,528
Incremental shares under option plans.......................     74,629      22,580      32,121
                                                              ---------   ---------   ---------
Weighed average number of shares used in diluted earnings
  per share calculation.....................................  3,560,392   3,566,332   3,600,649
                                                              =========   =========   =========
Shares under option plans excluded in computation of diluted
  earnings per share due to antidilutive effects............     11,800     187,851     125,092
                                                              =========   =========   =========

  Cash and Equivalents

     The Company considers all highly liquid investments purchased with maturities of 90 days or less to be cash equivalents.

  Stock-based Compensation

     Effective January 1, 1996, the Company adopted the provisions of SFAS No. 123, "Accounting for Stock-based Compensation." The Company has elected to continue to account for employee stock options at intrinsic value, in accordance with Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," with disclosure of the effects of fair value accounting on net income and earnings per share on a pro forma basis.

  Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and

                          NATIONAL DENTEX CORPORATION
liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  Disclosures About the Fair Value of Financial Instruments

     The Company's financial instruments mainly consist of cash and equivalents, accounts receivable, accounts payable, accrued liabilities and long-term liabilities. The carrying amounts of the Company's cash and equivalents, accounts receivable, accounts payable and accrued liabilities approximate their fair value due to the short-term nature of these instruments. The carrying amounts of the long-term liabilities also approximates their fair value, based on rates available to the Company for debt with similar terms and remaining maturities.

  Reclassifications

     Certain amounts in the 1999 financial statements and notes have been reclassified to conform with the 2000 presentation.

  Comprehensive Income

     SFAS No. 130, "Reporting Comprehensive Income," requires disclosure of all components of comprehensive income on an annual and interim basis. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. The Company's comprehensive income is equal to its net income at December 31, 2000.

  Disclosures about Segments of an Enterprise

     The Company adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," in the fiscal year ended December 31, 2000. SFAS No. 131 establishes standards for reporting information regarding operation segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS No. 131 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate financial information is available for the evaluation by the chief decision maker, or decision-making group, in making decisions how to allocate resources and assess performance. To date, the Company has viewed its operations and manages its business principally as one operating segment.

  Recent Accounting Pronouncement

     In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137 and SFAS No. 138, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. SFAS No. 133 is effective for all fiscal quarters of fiscal year 2001. SFAS No. 133 is not expected to have a material impact on the Company's financial position or results of operations.

                          NATIONAL DENTEX CORPORATION

(3) ACQUISITIONS

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

     During 2000, the Company acquired the following dental laboratory operations:

Pro Dental..........................................  April 2000
Emmets Dental.......................................  August 2000
Oral Arts...........................................  October 2000
Ideal Dental........................................  November 2000

     These acquisitions, which have been reflected in the accompanying consolidated financial statements from the dates of acquisition, have been accounted for as purchases in accordance with APB Opinion No. 16, "Accounting for Business Combinations." The excess of the total purchase price over the prior carrying amount of the net assets acquired, based on preliminary estimates of their related fair values, which are subject to revision, was allocated as follows as of December 31, 1999 and 2000:

                                                                 1999          2000
                                                              ----------    ----------
Total Purchase Price........................................  $3,055,000    $3,219,000
Less Fair Market Values Assigned to Assets and Liabilities:
  Cash......................................................          --        61,000
  Accounts receivable.......................................     343,000       475,000
  Property and equipment....................................     141,000       104,000
  Noncompete agreements.....................................     570,000       412,000
  Inventories...............................................      89,000       120,000
  Other assets..............................................      17,000         4,000
  Accounts payable..........................................     (37,000)     (124,000)
  Accrued liabilities and other.............................    (260,000)     (217,000)
                                                              ----------    ----------
Goodwill....................................................  $2,192,000    $2,384,000
                                                              ==========    ==========

     In connection with these acquisitions, the Company has incurred certain deferred purchase costs relating to noncompete agreements with certain individuals, ranging over periods of 5 to 10 years and other contingent payments provided for in the purchase agreements.

                          NATIONAL DENTEX CORPORATION

     The following unaudited pro forma operating results of the Company assume the acquisitions had been made as of January 1, 1999. Such information includes adjustments to reflect additional depreciation, noncompete amortization, amortization of goodwill and interest expense, and is not necessarily indicative of what the results of operations would actually have been, or of the results of operations in future periods.

                                                            YEAR ENDED
                                                  ------------------------------
                                                  DECEMBER 31,      DECEMBER 31,
                                                      1999              2000
                                                  ------------      ------------
                                                           (UNAUDITED)
Net sales.......................................  $74,018,000       $78,805,000
Net income......................................    5,446,000         6,095,000
Net income per share:
  Basic.........................................  $      1.54       $      1.71
  Diluted.......................................  $      1.53       $      1.69

(4) INCOME TAXES

     The following is a summary of the provision for income taxes:

                                                        YEARS ENDED
                                        --------------------------------------------
                                        DECEMBER 31,    DECEMBER 31,    DECEMBER 31,
                                            1998            1999            2000
                                        ------------    ------------    ------------
Federal:
  Current.............................   $2,660,011      $3,261,696      $3,234,702
  Deferred............................      (92,012)       (353,230)        (45,886)
                                         ----------      ----------      ----------
                                          2,567,999       2,908,466       3,188,816
                                         ----------      ----------      ----------

State:
  Current.............................      544,583         610,300         688,062
  Deferred............................      (16,237)        (62,335)         (8,097)
                                         ----------      ----------      ----------
                                            528,346         547,965         679,965
                                         ----------      ----------      ----------
                                         $3,096,345      $3,456,431      $3,868,781
                                         ==========      ==========      ==========

     Deferred income taxes are comprised of the following at December 31, 1999 and 2000:

                                                         1999          2000
                                                      ----------    ----------
Deferred Tax Assets:
Non compete agreements..............................  $  315,221    $  434,337
Other liabilities...................................     491,660       375,954
Vacation benefits...................................     191,398       201,903
Inventory basis differences.........................      15,840        30,597
Receivables basis differences.......................      55,672        72,110
Other reserves......................................      87,910        79,140
                                                      ----------    ----------
     Total deferred tax assets......................   1,157,701     1,194,041
                                                      ----------    ----------
Deferred Tax Liabilities:
Property basis differences..........................    (469,613)     (451,970)
                                                      ----------    ----------
     Total deferred tax liabilities.................    (469,613)     (451,970)
                                                      ----------    ----------
Net deferred tax asset..............................  $  688,088    $  742,071
                                                      ==========    ==========

                          NATIONAL DENTEX CORPORATION

     A reconciliation between the provision for income taxes computed at statutory rates and the amount reflected in the accompanying statements of income is as follows:

                                                                YEARS ENDED
                                                --------------------------------------------
                                                DECEMBER 31,    DECEMBER 31,    DECEMBER 31,
                                                    1998            1999            2000
                                                ------------    ------------    ------------
Statutory federal income tax rate.............     34.0%           34.0%           34.0%
State income tax, net of federal income tax
  benefit.....................................       4.6             4.6             4.6
Other.........................................       1.2             1.0             0.8
                                                    ----            ----            ----
Effective income tax rate.....................     39.8%           39.6%           39.4%
                                                    ====            ====            ====

(5) LINES OF CREDIT

     The Company maintains a financing agreement (the "Agreement") with Citizens Bank of Massachusetts (formerly State Street Bank and Trust Company) (the "Bank"). The Agreement, as amended on June 27, 1997, includes revolving lines of credit of $4,000,000 and $8,000,000. The interest rate on both revolving lines of credit is the prime rate minus 0.5%, or the London Interbank Offered Rate (LIBOR) plus 1.5%, at the Company's option. Both revolving lines of credit mature on June 1, 2001. As of December 31, 2000, the Company was in discussions with the Bank to extend and expand the line of credit.

     A commitment fee of one-eighth of 1% is payable on the unused amount of both revolving lines of credit. As of December 31, 2000, the full principal amount was available to the Company under both revolving lines of credit. The Agreement requires compliance with certain covenants, including the maintenance of net worth and other financial ratios. As of December 31, 2000, the Company was in compliance with these covenants.

(6) BENEFIT PLANS

     The Company has an employee savings plan (the "Plan") under Internal Revenue Service (IRS) Code Section 401(k). The Plan allows contributions of up to 10% of a participant's salary, a portion of which is matched in cash by the Company. The Company contributes this amount once a year, within 120 days after December 31, the Plan's year-end. All employees are eligible to participate in the Plan after completing one year of service with the Company and the attainment of age 21. Participants become fully vested after six years of service or upon attaining age 65. The Company has incurred charges to operations of approximately $334,000, $401,000 and $412,000 to match contributions for the years ended December 31, 1998, 1999 and 2000, respectively.

     The Company has an incentive plan, the Laboratory Plan, for dental laboratory management and other designated key employees who could directly influence the financial performance of an individual dental laboratory. Eligibility is determined annually for each laboratory. Each participant is eligible to receive an amount based on the achievement of certain earnings levels of the participant's laboratory, as defined. The Company has incurred charges to operations of approximately $2,117,000, $2,157,000 and $2,472,000 for the years ended December 31, 1998, 1999 and 2000, respectively, under the Laboratory Plan.

     The Company has an executive bonus plan (the "Executive Plan") for key executives and management of the Company, and a management bonus plan (the "Managers Plan") for laboratory group managers. Eligibility to participate in each plan is determined annually. Participants are eligible to receive a bonus, based on a percentage of salary, dependent upon the achievement of earnings targets, as defined. The bonus is distributed within 90 days after year-end. The Company has incurred aggregate charges to operations of approximately $480,000, $507,000 and $465,000 for the years ended December 31, 1998, 1999 and 2000, respectively, with respect to these plans.

                          NATIONAL DENTEX CORPORATION

     The Company established a Supplemental Executive Retirement Plan ("SERP") for certain key employees providing for annual benefits payable over a period of 10 years beginning at age 65 or date of retirement. Benefits will be funded by life insurance contracts purchased by the Company. The cost of these benefits is being charged to expense and accrued using a present value method over the expected terms of employment. The charges to expense for the years ended December 31, 1998, 1999 and 2000, were approximately $146,000, $171,000 and
$197,000, respectively.

(7) COMMITMENTS AND CONTINGENCIES

  Operating Leases

     The Company is committed under various noncancelable operating lease agreements covering its office space and dental laboratory facilities. Certain of these leases also require the Company to pay maintenance, repairs, insurance and related taxes. The total rental expense for the years ended December 31, 1998, 1999 and 2000, was approximately $1,207,000, $1,319,000 and $1,298,000, respectively. The approximate aggregate minimum lease commitments under these leases as of December 31, 2000, are as follows:

                          YEAR                               AMOUNT
                          ----                               ------
2001.....................................................  $1,310,000
2002.....................................................   1,179,000
2003.....................................................     971,000
2004.....................................................     852,000
2005.....................................................     728,000
Thereafter...............................................   1,681,000
                                                           ----------
                                                           $6,721,000
                                                           ==========

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

(8) STOCK OPTIONS AND WARRANTS AND EMPLOYEE STOCK PURCHASE PLAN

  Stock Option Plans

     In May 1992, the Company's Board of Directors (the "Board") adopted the 1992 Long-Term Incentive Plan (the "LTIP"). Under the LTIP, the Board may grant stock options, stock appreciation rights, restricted stock, deferred stock, stock purchase rights and other stock-based compensation to key employees, officers and directors of the Company. In August 1995, the Board amended the LTIP to increase the number of shares of common stock reserved for issuance under the plan from 150,000 to 235,000, in April 1997 to 335,000 and in April 1998 to 485,000. As of December 31, 2000, 315,751 options were outstanding, at exercise prices ranging between $12.25 and $21.875 per share, which represent the fair market values on the respective dates of grant. Of these options, 216,762 were exercisable at December 31, 2000.

                          NATIONAL DENTEX CORPORATION

     The following summarizes the transactions of the Company's LTIP for the years ended December 31, 1998, 1999 and 2000:

                                               1998                  1999                  2000
                                        -------------------   -------------------   -------------------
                                                   WEIGHTED              WEIGHTED              WEIGHTED
                                                   AVERAGE               AVERAGE               AVERAGE
                                                   EXERCISE              EXERCISE              EXERCISE
                                         SHARES     PRICE      SHARES     PRICE      SHARES     PRICE
                                        --------   --------   --------   --------   --------   --------
Outstanding at beginning of year......   320,771    $17.28     370,138    $17.28     325,624    $17.51
  Granted.............................    84,930     15.48       6,980     16.75      74,650     13.09
  Exercised...........................   (24,844)    11.59     (19,483)     9.66     (12,450)    13.41
  Canceled............................   (10,719)    18.29     (32,011)    18.66     (72,073)    18.83
                                        --------              --------              --------
Outstanding at end of year............   370,138    $17.28     325,624    $17.51     315,751    $16.33
                                        ========    ======    ========    ======    ========    ======
Exercisable at end of year............   183,223    $16.32     233,096    $17.66     216,762    $17.53
Weighted average fair value of options
  granted.............................  $   3.40              $   3.76              $   2.72

     Of the options outstanding at December 31, 2000, 109,029 have exercise prices between $12.25 and $13.00, with a weighted average price of $12.75 and a weighted average remaining contractual life of 7.5 years. Of these options, 37,429 are exercisable at a weighted average exercise price of $12.26. Another 96,620 of the options outstanding have exercise prices between $15.00 and $17.63, with a weighted average exercise price of $15.73 and a weighted average remaining contractual life of 7.2 years. Of these options, 69,231 are exercisable at a weighted average exercise price of $15.79. The remaining 110,102 options have exercise prices between $19.75 and $21.88, with a weighted average exercise price of $20.40 and a weighted average remaining contractual life of 6.2 years. Of these options, 110,102 are exercisable at a weighted average exercise price of $20.40.

     Also, the Company has the 1992 Employees' Stock Purchase Plan (the "Stock Purchase Plan"), as amended in April 2000, under which an aggregate of 200,000 shares of the Company's common stock may be purchased, through a payroll deduction program, primarily at a price equal to 85% of the fair market value of the common stock on either April 1, 2000 or March 31, 2001, whichever is lower. The number of shares of common stock purchased through the Stock Purchase Plan for 1998, 1999 and 2000 were 14,601, 16,624 and 17,528, respectively.

     The Company accounts for the LTIP and Stock Purchase Plan under APB Opinion No. 25, under which no compensation cost has been recognized. Had compensation costs for these plans been determined consistent with SFAS No. 123, the Company's net income and earnings per share would have been reduced to the following pro forma amounts:

                                                              DECEMBER 31,
                                                 --------------------------------------
                                                    1998          1999          2000
                                                 ----------    ----------    ----------
Net Income:
  As reported..................................  $4,683,416    $5,262,147    $5,960,670
  Pro forma....................................   4,216,387     4,852,296     5,646,801

Earnings per share:
  As reported, basic...........................  $     1.34    $     1.48    $     1.67
  As reported, diluted.........................        1.32          1.48          1.66
  Pro forma, basic.............................        1.21          1.37          1.58
  Pro forma, diluted...........................        1.19          1.37          1.58

                          NATIONAL DENTEX CORPORATION

     Because the SFAS No. 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

     In calculating the pro forma information set forth above, the fair value of each option grant under the LTIP and the Stock Purchase Plan is estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1998, 1999 and 2000, respectively: risk-free interest rates of between 4.45% and 4.72% for the 1998 option grants, between 5.56% and 6.47% for the 1999 option grants and between 4.56% and 5.49% for the 2000 option grants; no expected dividend yield for any plan year; expected lives of between one and three years for the 1998, 1999 and 2000 option grants, based on vesting periods; expected volatility of between 31.63% and 33.77% for option grants in 1998, between 30.96% and 32.78% for option grants in 1999, and between 30.45% and 30.75% for option grants in 2000.

  Warrants

     In December 1993, the Company issued warrants to the representative of its underwriters to purchase 100,000 shares of common stock of the Company at an exercise price of 135% of the initial offering price of $8.00, or $10.80 per share. In January, 1996, 35,806 shares of common stock of the Company were issued in a cashless exercise of 70,000 of these warrants. In December 1998, the remaining 30,000 warrants were exercised in a cashless transaction and 11,914 shares of common stock were issued.

(9) SUBSEQUENT EVENTS

1. On January 29, 2001, the Company repurchased 100,000 shares of common stock under its stock repurchase program with cash in the amount of $2,000,000.

2. On March 1, 2001, the Company acquired certain assets of Creative Dental Ceramics, Inc. of Richfield, Minnesota.

                                                                     SCHEDULE II

                          NATIONAL DENTEX CORPORATION

                       VALUATION AND QUALIFYING ACCOUNTS

                                               BALANCE AT    CHARGED TO                            BALANCE AT
                                               BEGINNING     COSTS AND                               END OF
                                               OF PERIOD      EXPENSES    WRITE-OFFS   DEDUCTION     PERIOD
                                              ------------   ----------   ----------   ---------   ----------
Allowance for Doubtful Accounts:
  December 31, 1998.........................    145,676        64,661       65,788        --        144,549
  December 31, 1999.........................    144,549        94,059       42,850        --        195,758
  December 31, 2000.........................    195,758       137,567       59,311        --        274,014

                                     NOTES
--------------------------------------------------------------------------------

                                     NOTES
--------------------------------------------------------------------------------

                                 EXHIBIT INDEX

  (i) The following exhibits, required by Item 601 of Regulation S-K, are filed herewith:

        EXHIBIT NO.                            TITLE
        -----------                            -----
          *10a   Change of Control Severance Agreement between the Company and
                 David L. Brown, dated January 23, 2001.

          *10b   Form of Change of Control Severance Agreements between the
                 Company and each of Arthur Champagne, James F. Dodd III,
                 Richard G. Mariacher, Donald E. Merz and Eloy V. Sepulveda, dated January 23, 2001.

          *10c   2001 Stock Plan (Incorporated by reference to Appendix A to the
                 2001 Proxy Statement)

           23    Consent of Arthur Andersen LLP

 (ii) The following exhibits were filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1999 and are herein incorporated by reference:

        EXHIBIT NO.                            TITLE
        -----------                            -----
          *10d   Employment Agreement between the Company and Donald E. Merz, dated November 1, 1983.

          *10e Employment Agreement between the Company and Eloy V. Sepulveda, dated June 15, 1983.

(iii) The following exhibits were filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1995 and are herein incorporated by reference:

        EXHIBIT NO.                            TITLE
        -----------                            -----
          *10f   Long Term Incentive Plan, as amended.

          *10g   Employment Agreement between the Company and Richard F. Becker,
                 Jr., dated April 1, 1995.

          *10h   Change of Control Severance Agreement between the Company and
                 Richard F. Becker, Jr., dated April 1, 1995.

          *10i Employment Agreement between the Company and David L. Brown, dated April 1, 1995.

          *10j   Change of Control Severance Agreement between the Company and
                 David L. Brown dated April 1, 1995.

          *10k   Employment Agreement between the Company and William M.
                 Mullahy, dated April 1, 1995.


 (iv)   The following exhibits were filed as part of the Company's Form S-1
        Registration Statement (File No. 33-70440) declared effective by the
        Securities and Exchange Commission on December 21, 1993 and are herein incorporated by reference:

        EXHIBIT NO.                           TITLE
        -----------                           -----
           3a    Restated Articles of Organization of the Company, filed with
                 Massachusetts Secretary of State on October 14, 1993.

           3b    By-Laws of the Company, as amended on December 31, 1982 and May
                 26, 1992.

           4a    Restated Letter Agreement, dated February 22, 1993, between the
                 Company and State Street Bank and Trust Company (the "Bank") as amended.

          *10l   Salary Continuation Agreement, dated April 1, 1985, between the
                 Company and William M. Mullahy.

          *10m   Salary Continuation Agreement, dated April 1, 1985, between the
                 Company and Donald E. Merz.

          *10n   National Dentex Corporation Laboratory Incentive Compensation
                 Plan.


          EXHIBIT NO.                           TITLE
          -----------                           -----
          *10o         National Dentex Corporation Corporate Executives
                       Incentive Compensation Plan.

          *10p         National Dentex Corporation Group Managers Incentive
                       Compensation Plan.

          *10q National Dentex Corporation Dollars Plus Plan, as amended on January 3, 1986.

          *10r         National Dentex Corporation Employees' Stock Purchase
                       Plan.

---------------
* These exhibits relate to a management contract or to a compensatory plan or arrangement.