Form 10-Q
period 2001-03-31
NATIONAL DENTEX CORP /MA/
filed 2001-05-15
CIK 913616

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

For the Quarter ended March 31, 2001           Commission File Number: 000-23092


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


                                 (508)-358-4422
                         -------------------------------
                         (Registrant's Telephone Number)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes X    No
                                    ---     ---


Number of shares of Common Stock outstanding as of May 8, 2001:  3,482,930.
                                                                 ---------

================================================================================

                           NATIONAL DENTEX CORPORATION

                                    FORM 10-Q

                          Quarter Ended March 31, 2001

                                TABLE OF CONTENTS
                                                                            Page

PART I.  Financial Information
-------

Item 1.  Financial Statements:

            Consolidated Balance Sheets as of December 31, 2000 and
            March 31, 2001 (Unaudited)                                        3

            Consolidated Statements of Income for the three months
            ended March 31, 2000 and March 31, 2001 (Unaudited)               4

            Consolidated Statements of Stockholders' Equity for the three
            months ended March 31, 2001 (Unaudited)                           5

            Consolidated Statements of Cash Flows for the three months
            ended March 31, 2000 and March 31, 2001 (Unaudited)               6

            Notes to Consolidated Financial Statements                        7

Item 2.  Management's Discussion and Analysis of Financial Condition and
            Results of Operations                                             9

Item 3.  Quantitative and Qualitative Disclosures About Market Risk          12

PART II. Other Information                                                   13
--------

         Signatures                                                          15

                           NATIONAL DENTEX CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                                                                        December 31,        March 31,
                                                                           2000              2001
                                                                       ------------      ------------
                                                                                          (Unaudited)
                              ASSETS
                              ------
CURRENT ASSETS:
   Cash and equivalents ..........................................     $ 12,300,606      $  7,508,645
   Accounts receivable:
     Trade, less allowance of $274,000 in 2000 and
      $261,000 in 2001 ...........................................        8,457,113         9,651,768
     Other .......................................................          520,294           575,609
   Inventories ...................................................        4,576,919         4,769,943
   Prepaid expenses ..............................................        1,264,219         1,604,886
   Deferred tax asset ............................................          383,750           414,075
                                                                       ------------      ------------
    Total current assets .........................................       27,502,901        24,524,926
                                                                       ------------      ------------
PROPERTY AND EQUIPMENT:
   Land and buildings ............................................        3,891,705         3,891,705
   Leasehold and building improvements ...........................        4,851,336         4,878,734
   Laboratory equipment ..........................................        8,064,102         8,162,134
   Furniture and fixtures ........................................        2,660,024         2,745,901
                                                                       ------------      ------------
                                                                         19,467,167        19,678,474
     Less - Accumulated depreciation and
       amortization ..............................................       10,097,602        10,382,222
                                                                       ------------      ------------
   Net property and equipment ....................................        9,369,565         9,296,252
                                                                       ------------      ------------
OTHER ASSETS, net:
   Goodwill ......................................................       12,847,790        13,950,742
   Non-competition agreements ....................................        3,545,660         3,516,240
   Deferred tax asset ............................................          358,321           392,648
   Other .........................................................        1,765,991         1,827,670
                                                                       ------------      ------------
                                                                         18,517,762        19,687,300
                                                                       ------------      ------------
                                                                       $ 55,390,228      $ 53,508,478
                                                                       ------------      ------------
               LIABILITIES AND STOCKHOLDERS' EQUITY
               ------------------------------------
CURRENT LIABILITIES:
   Accounts payable ..............................................     $  1,474,487      $  1,606,830
   Accrued liabilities:
     Payroll and employee benefits ...............................        3,752,687         1,812,405
     Current portion of deferred purchase price ..................        2,322,254         1,259,282
     Other .......................................................          498,708         1,308,686
                                                                       ------------      ------------
     Total current liabilities ...................................        8,048,136         5,987,203
                                                                       ------------      ------------
LONG TERM LIABILITIES:
   Payroll and employee benefits .................................          829,915         1,056,105
   Deferred purchase price .......................................          915,778         1,364,610
                                                                       ------------      ------------
     Total long-term liabilities .................................        1,745,693         2,420,715
                                                                       ------------      ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS EQUITY:
   Preferred stock, $.01 par value
     Authorized - 500,000 shares
     None issued and outstanding .................................               --                --
   Common stock, $.01 par value
     Authorized - 8,000,000 shares
     Issued - 3,580,874 shares at December 31, 2000, and 3,592,200 shares at March 31, 2001
     Outstanding - 3,563,674 shares at December 31, 2000, and
        3,466,100 shares at March 31, 2001 .......................           35,809            35,922

   Paid-in capital ...............................................       15,297,934        15,494,959
   Retained earnings .............................................       30,571,525        32,056,548
   Treasury Stock at cost - 17,200 shares at December 31, 2000 and
      126,100 shares at March 31, 2001 ...........................         (308,869)       (2,486,869)
                                                                       ------------      ------------
     Total stockholders' equity ..................................       45,596,399        45,100,560
                                                                       ------------      ------------
                                                                       $ 55,390,228      $ 53,508,478
                                                                       ------------      ------------

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                           NATIONAL DENTEX CORPORATION

                        CONSOLIDATED STATEMENTS OF INCOME

                                   (UNAUDITED)

                                                     Three Months Ended
                                                -------------------------------
                                                March 31, 2000   March 31, 2001
                                                --------------   --------------

Net sales ......................................  $18,960,175     $20,605,601

Cost of goods sold .............................   10,877,959      12,134,653
                                                  -----------     -----------
   Gross profit ................................    8,082,216       8,470,948

Total operating expenses .......................    5,761,322       6,066,437
                                                  -----------     -----------
   Operating income ............................    2,320,894       2,404,511

Other expense ..................................       28,822          28,080

Interest income ................................      130,015         112,963
                                                  -----------     -----------
   Income before provision for income taxes ....    2,422,087       2,489,394

Provision for income taxes .....................      968,835       1,004,371
                                                  -----------     -----------
   Net income ..................................  $ 1,453,252     $ 1,485,023
                                                  ===========     ===========

Net income per share - Basic                      $       .41     $       .42
                                                  ===========     ===========

Net income per share - Diluted                    $       .41     $       .42
                                                  ===========     ===========

Weighted average shares outstanding - Basic         3,552,435       3,498,232
                                                  ===========     ===========

Weighted average shares outstanding - Diluted       3,568,546       3,574,130
                                                  ===========     ===========




              The accompanying notes are an integral part of these
                       consolidated financial statements.

                           NATIONAL DENTEX CORPORATION

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                   (Unaudited)

                                         COMMON STOCK
                                     --------------------
                                     Number of   $.01 Par     Paid-in      Retained      Treasury
                                      Shares       Value      Capital      Earnings        Stock          Total
                                     ---------    -------   -----------   -----------    ----------    -----------
BALANCE, December 31, 2000........   3,580,874    $35,809   $15,297,934   $30,571,525    $ (308,869)   $45,596,399


Issuance of 11,326 shares of
common stock under the stock
option plans......................      11,326        113       197,025            --            --        197,138
Net income........................          --         --            --     1,485,023            --      1,485,023
Repurchase of 108,900 shares of
common stock under the stock
repurchase program................          --         --            --            --    (2,178,000)    (2,178,000)
                                     ---------    -------   -----------   -----------   -----------    -----------
BALANCE, March 31, 2001...........   3,592,200    $35,922   $15,494,959   $32,056,548   $(2,486,869)   $45,100,560
                                     ---------    -------   -----------   -----------   -----------    -----------




              The accompanying notes are an integral part of these
                       consolidated financial statements.

                           NATIONAL DENTEX CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)


                                                               For the three months ended March 31,
                                                               ------------------------------------
                                                                    2000              2001
                                                                 -----------       -----------
Cash flows from operating activities:
Net income ................................................      $ 1,453,252       $ 1,485,023
Adjustments to reconcile net income to net cash provided by
  operating activities, net of effects of acquisitions:
    Depreciation and amortization .........................          588,420           678,231
    Increase in accounts receivable .......................         (981,855)       (1,097,669)
    Increase in inventories ...............................          (27,265)         (138,916)
    Increase in prepaid expenses ..........................         (129,063)         (340,667)
    Increase in deferred tax asset ........................           (7,850)          (64,652)
    Increase in other assets ..............................          (90,593)          (61,679)
    Decrease in accounts payable and accrued liabilities ..         (344,391)         (833,675)
                                                                 -----------       -----------
    Net cash provided by operating activities .............          460,655          (374,004)
                                                                 -----------       -----------
Cash flows from investing activities:
  Payment for acquisitions, net of cash acquired ..........               --        (1,054,771)
  Payment of deferred purchase price ......................         (838,031)       (1,201,633)
  Additions to property and equipment, net ................         (439,654)         (180,691)
                                                                 -----------       -----------
    Net cash used in investing activities .................       (1,277,685)       (2,437,095)
                                                                 -----------       -----------
Cash flows from financing activities:
  Proceeds from issuance of common stock ..................          107,000           197,138
  Repurchases of common stock .............................               --        (2,178,000)
                                                                 -----------       -----------
    Net cash provided by (used in) financing activities ...          107,000        (1,980,862)
                                                                 -----------       -----------
Net decrease in cash ......................................         (710,030)       (4,791,961)
Cash at beginning of period ...............................       11,215,179        12,300,606
                                                                 -----------       -----------
Cash at end of period .....................................      $10,505,149       $ 7,508,645
                                                                 -----------       -----------
Supplemental disclosures of cash flow information:
  Interest paid ...........................................      $     2,528       $     2,407
                                                                 -----------       -----------
  Income taxes paid .......................................      $   260,422       $   151,157
                                                                 -----------       -----------


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                           NATIONAL DENTEX CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 2001

(1) INTERIM FINANCIAL STATEMENTS

The accompanying unaudited financial statements include all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for fair presentation of the results of operations for the periods presented. Interim results are not necessarily indicative of the results to be expected for a full year.

Certain information and footnote disclosures normally included in financial statements, prepared in accordance with generally accepted accounting principles, have been condensed or omitted as allowed by Form 10-Q. The accompanying unaudited consolidated financial statements should be read in conjunction with the Company's consolidated financial statements for the year ended December 31, 2000 as filed with the Securities and Exchange Commission on Form 10-K.

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

                                              Three Months Ended      Three Months Ended
                                                March 31, 2000          March 31, 2001
                                              ------------------      ------------------
Net income applicable to common stock              $1,453,252             $1,485,023
                                                   ==========             ==========
COMPUTATION OF BASIC EARNINGS PER SHARE:

Weighted average common shares outstanding          3,552,435              3,498,232

Basic earnings per share                           $      .41             $      .42

COMPUTATION OF DILUTED EARNINGS PER SHARE:

Weighted average common shares outstanding          3,552,435              3,498,232

Shares issuable from assumed exercise of
options and warrants (as determined by
the application of the treasury stock method)          16,111                 75,898
                                                   ----------             ----------
Weighted average common shares outstanding as
adjusted                                            3,568,546              3,574,130

Diluted earnings per share                         $      .41             $      .42


Options to purchase 10,400 shares of common stock at exercise prices ranging from $21.00 to $21.875 per share were outstanding during the first quarter of 2001 but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares. These options, which expire at various times through September 2007, were still outstanding at March 31, 2001.



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

(4) RECENT ACCOUNTING PRONOUNCEMENT

In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137 and SFAS No. 138, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in contracts, and for hedging activities. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. SFAS No. 133 is effective for all fiscal quarters of fiscal year 2001. SFAS No. 133 is not expected to have a material impact on the Company's financial position or results of operations.

(5) ACQUISITIONS

On March 1, 2001, the Company acquired certain assets of Creative Dental Ceramics, Inc. of Richfield, Minnesota.

(6) SUBSEQUENT EVENTS

On May 1, 2001, the Company acquired certain assets of Bauer Dental Studio, Inc. of Mitchell, South Dakota.

ITEM 2.

           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
================================================================================


LIQUIDITY AND CAPITAL RESOURCES

         The Company's working capital decreased from $19,455,000 at December 31, 2000 to $18,538,000 at March 31, 2001. Cash and equivalents decreased $4,792,000 from $12,301,000 at December 31, 2000 to $7,509,000 at March 31,
2001. Operating activities consumed $374,000 of cash during the three months ended March 31, 2001. The decrease in cash flow from operating activities was mainly attributable to the payment of various accrued payroll and benefit liabilities and increases in prepaid insurance.

         Cash outflows related to dental laboratory acquisitions totaled $2,256,000 for the three months ended March 31, 2001. Repurchases of the Company's common stock under the Company's stock repurchase program totaled $2,178,000 for the three months ended March 31, 2001.

         The Company maintains a financing agreement (the "Agreement") with Citizens Bank of Massachusetts (formerly State Street Bank and Trust Company) (the "Bank"). The Agreement, as amended and extended on June 27, 1997, includes revolving lines of credit of $4,000,000 and $8,000,000. The interest rate on both revolving lines of credit is the prime rate minus 0.5% or the London Interbank Offered Rate (LIBOR) rate plus 1.5%, at the Company's option. Both revolving lines of credit mature on June 1, 2001. Currently, the Company is negotiating similar agreements with the Bank to extend the lines of credit.

         A commitment fee of one eighth of 1% is payable on the unused amount of both lines of credit. At December 31, 2000, the full principal amount was available to the Company under both revolving lines of credit. The Agreement requires compliance with certain covenants, including the maintenance of specified net worth and other financial ratios. As of March 31, 2001, the Company was in compliance with these covenants.

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

RESULTS OF OPERATIONS

         The following table sets forth for the periods indicated the percentage of net sales represented by certain items in the Company's Consolidated Financial Statements:

                                                        Three Months Ended
                                                       ---------------------
                                                       March 31,   March 31,
                                                         2000       2001
                                                       ---------   --------

    Net sales                                           100.0%      100.0%

    Cost of goods sold                                   57.4        58.9
                                                         ----        ----

    Gross profit                                         42.6        41.1


    Total operating expenses                             30.4        29.4
                                                         ----        ----

    Operating income                                     12.2        11.7

    Other expense                                         0.2         0.1

    Interest income                                       0.7         0.5
                                                         ----        ----

    Income before provision for income taxes             12.8        12.1

    Provision for income taxes                            5.1         4.9
                                                         ----        ----

    Net income                                            7.7%        7.2%
                                                         ----        ----

       THREE MONTHS ENDED MARCH 31, 2001 COMPARED WITH THREE MONTHS ENDED
                                 MARCH 31, 2000

Net Sales

      Net sales increased $1,645,000 or 8.7% in the three months ended March 31, 2001 over the corresponding period of the prior year. Approximately $1,116,000 of this increase was attributable to acquisitions, with the remaining increase representing same laboratory sales growth.

Cost of Goods Sold

    Cost of goods sold, which consists principally of labor and related benefits, cost of materials, and laboratory overhead, increased by $1,257,000. As a percentage of sales, cost of goods sold increased from 57.4% to 58.9%, representing a gross margin decrease of 1.5%. Increases in labor and material costs were partially offset by decreases in laboratory overhead expenses. The rising cost of palladium, a component of dental alloys used in the manufacture of many of the Company's products, continues to be a factor in the increased material costs.

    The Company has attempted to address this issue in each marketplace by instituting price increases, temporary surcharges and the use of substitute metals. Since the cost of this commodity shows no sign of returning to historical levels, each of the Company's laboratories has instituted a program to either switch its current palladium customers to less expensive metals, such as gold, or to make the surcharges permanent by eliminating all unit pricing and charging a fee per unit plus metal.

Total Operating Expenses

         Operating expenses, which consist of selling, delivery and administrative expenses both at the laboratory and corporate level, increased by $305,000 or 5.3% during the three months ended March 31, 2001 over the corresponding period in 2000. Operating expenses decreased as a percentage of net sales from 30.4% to 29.4% during the three months ended March 31, 2001 compared with the corresponding period in 2000. Decreases in expenses associated with laboratory and executive compensation plans were partially offset by increases in delivery costs and advertising and promotional expenses.

Operating Income

         Operating income increased by $84,000 or 3.6% for the three months ended March 31, 2001 over the corresponding period in 2000. The increase was the result of higher sales volume and reductions in operating expenses as a percentage of net sales.

Interest Income

         Interest income decreased by $17,000 or 13.1% in the three months ended March 31, 2001 over the corresponding period in 2000. The decrease was primarily due to decreased investment principal and declining interest rates.

Provision for Income Taxes

         The Company's provision for income taxes for the three months ended March 31, 2001 increased to $1,004,000 from $969,000 in the corresponding period in 2000. The effective tax rate has increased from 40.0% to 40.3%. The tax provision in future periods may increase depending in part on the level and nature of the Company's acquisition activities.

Net Income

         As a result of the factors discussed above, net income for the three months ended March 31, 2001 increased by $32,000 or 2.2% over the corresponding period in 2000. Net income per share, on a diluted basis, increased from $0.41 per share to $0.42 per share.

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

ITEM 4.  Submission of Matters to a Vote of Security Holders:

         The Company's Special Meeting in lieu of an Annual Meeting of Stockholders was held on April 10, 2001. On February 20, 2001, the record date for the meeting, there were 3,473,000 shares of Common Stock outstanding, of which 2,949,581 shares or 84.9% were represented at the meeting by proxy or in person. At the meeting, the following matters were voted upon and approved:


         (a) Proposal to fix the number of directors at six and to elect the following persons as directors.

                               Number of Votes Cast   Number of Votes Withheld
Name                               FOR Nominee              FROM Nominee
----                               -----------              ------------


Jack R. Crosby                      2,836,481                 113,100

William H. McClurg                  2,837,231                 112,350

David V. Harkins                    2,837,231                 112,350

Norman F. Strate                    2,835,423                 114,158

David L. Brown                      2,834,578                 115,003

Daniel A. Grady                     2,837,131                 112,450


         (b) Proposal to approve the Company's 2001 Stock Plan.

Number of Votes Cast  Number of Votes Cast  Number of Votes   Number of Broker
    FOR Proposal        AGAINST Proposal       ABSTAINED     Non-votes ABSTAINED
--------------------  --------------------   --------------  -------------------

     1,491,677             1,023,238            42,108              392,558

         (c) Proposal to approve the appointment of Arthur Andersen LLP as auditors.

 Number of Votes Cast          Number of Votes Cast           Number of Votes
    FOR Proposal                 AGAINST Proposal                ABSTAINED
----------------------         --------------------           --------------

      2,948,733                       398                          450



ITEM 5.  Other Information:

         See footnotes 5 and 6 to the Consolidated Financial Statements for information regarding recent acquisitions.

ITEM 6.  Exhibits and Reports on Form 8-K:

         a.       Reports on Form 8-K: None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.



                                             NATIONAL DENTEX CORPORATION
                                             -----------------------------------
                                             Registrant



May 15, 2001                                 By: /s/ David L. Brown
                                                 -------------------------------
                                                 David L. Brown,
                                                 President, CEO, and Director
                                                 (Principal Executive Officer)


May 15, 2001                                 By: /s/ Richard F. Becker
                                                 -------------------------------
                                                 Richard F. Becker, Jr.
                                                 Chief Financial Officer,
                                                 Vice President of Finance
                                                 and Treasurer
                                                 (Principal Financial and
                                                 Accounting Officer)