Form 10-Q
period 2001-06-30
NATIONAL DENTEX CORP /MA/
filed 2001-08-14
CIK 913616

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

     For the Quarter ended June 30, 2001 Commission File Number: 000-23092


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

                              Yes   X           No
                                  -----            -----


Number of shares of Common Stock outstanding as of August 7, 2001:  3,492,964.
                                                                   -----------

================================================================================

                           NATIONAL DENTEX CORPORATION


                                    FORM 10-Q


                           Quarter Ended June 30, 2001




                                Table of Contents




                                                                                Page
PART I.  Financial Information

Item 1.  Financial Statements:

            Consolidated Balance Sheets as of December 31, 2000 and June 30,
            2001 (Unaudited)                                                      3

            Consolidated Statements of Income for the three and six months
            ended June 30, 2000 and June 30, 2001 (Unaudited)                     4

            Consolidated Statements of Stockholders' Equity for the six
            months ended June 30, 2001 (Unaudited)                                5

            Consolidated Statements of Cash Flows for the six months ended
            June 30, 2000 and June 30, 2001 (Unaudited)                           6

            Notes to Consolidated Financial Statements                            7

Item 2.  Management's Discussion and Analysis of Financial Condition and
            Results of Operations                                                 9

Item 3.  Quantitative and Qualitative Disclosures About Market Risk              12

PART II. Other Information                                                       13

             Signatures                                                          14

                           NATIONAL DENTEX CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                                                                               December 31,        June 30,
                                                                                   2000              2001
                                                                               ------------      ------------
                                                                                                  (Unaudited)
                              ASSETS
CURRENT ASSETS:
   Cash and equivalents ..................................................     $ 12,300,606      $  7,944,180
   Accounts receivable:
     Trade, less allowance of $274,000 in 2000 and
      $264,000 in 2001 ...................................................        8,457,113         9,803,921
     Other ...............................................................          520,294           446,578
   Inventories ...........................................................        4,576,919         4,901,514
   Prepaid expenses ......................................................        1,264,219         2,275,007
   Deferred tax asset ....................................................          383,750           376,646
                                                                               ------------      ------------
    Total current assets .................................................       27,502,901        25,747,846
                                                                               ------------      ------------

PROPERTY AND EQUIPMENT:
   Land and buildings ....................................................        3,891,705         3,891,705
   Leasehold and building improvements ...................................        4,851,336         4,930,883
   Laboratory equipment ..................................................        8,064,102         8,463,195
   Furniture and fixtures ................................................        2,660,024         2,861,447
                                                                               ------------      ------------
                                                                                 19,467,167        20,147,230
     Less - Accumulated depreciation and
       amortization ......................................................       10,097,602        10,691,942
                                                                               ------------      ------------
   Net property and equipment ............................................        9,369,565         9,455,288
                                                                               ------------      ------------

OTHER ASSETS, net:
   Goodwill ..............................................................       12,847,790        15,815,540
   Non competition agreements ............................................        3,545,660         3,480,986
   Deferred tax asset ....................................................          358,321           360,100
   Other .................................................................        1,765,991         2,188,079
                                                                               ------------      ------------
                                                                                 18,517,762        21,844,705
                                                                               ------------      ------------
                                                                               $ 55,390,228      $ 57,047,839
                                                                               ------------      ------------

               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable ......................................................     $  1,474,487      $  1,480,734
   Accrued liabilities:
     Payroll and employee benefits .......................................        3,752,687         3,103,238
     Current portion of deferred purchase price ..........................        2,322,254         1,572,326
     Other ...............................................................          498,708           950,724
                                                                               ------------      ------------
     Total current liabilities ...........................................        8,048,136         7,107,022
                                                                               ------------      ------------

LONG TERM LIABILITIES:
   Payroll and employee benefits .........................................          829,915         1,084,887
   Deferred purchase price ...............................................          915,778         1,585,944
                                                                               ------------      ------------
     Total long-term liabilities .........................................        1,745,693         2,670,831
                                                                               ------------      ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS EQUITY:
   Preferred stock, $.01 par value
     Authorized - 500,000 shares
     None issued and outstanding .........................................               --                --
   Common stock, $.01 par value
     Authorized - 8,000,000 shares
     Issued - 3,580,874 shares at December 31, 2000, and 3,618,564 shares
      At June 30, 2001
     Outstanding - 3,563,674 at December 31, 2000, and 3,492,564 shares at
      June 30, 2001 ......................................................           35,809            36,186
   Paid-in capital .......................................................       15,297,934        15,881,033
   Retained earnings .....................................................       30,571,525        33,839,636
   Treasury Stock at cost - 17,200 shares at December 31, 2000 and
      126,100 shares at June 30, 2001 ....................................         (308,869)       (2,486,869)
                                                                               ------------      ------------
     Total stockholders' equity ..........................................       45,596,399        47,269,986
                                                                               ------------      ------------
                                                                               $ 55,390,228      $ 57,047,839
                                                                               ------------      ------------


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                           NATIONAL DENTEX CORPORATION

                        CONSOLIDATED STATEMENTS OF INCOME

                                   (UNAUDITED)



                                                      Three months ended               Six months ended
                                                      ------------------               ----------------
                                                    June 30,        June 30,        June 30,        June 30,
                                                      2000            2001            2000            2001
                                                  ------------    ------------    ------------    ------------
Net sales ...................................     $ 19,866,098    $ 21,861,049    $ 38,826,273    $ 42,466,650

Cost of goods sold ..........................       11,309,893      12,559,818      22,187,852      24,694,471
                                                  ------------    ------------    ------------    ------------

   Gross profit .............................        8,556,205       9,301,231      16,638,421      17,772,179

Total operating expenses ....................        5,723,169       6,376,841      11,484,491      12,443,278
                                                  ------------    ------------    ------------    ------------

   Operating income .........................        2,833,036       2,924,390       5,153,930       5,328,901

Other expense ...............................           34,953          31,800          63,775          59,880

Interest income .............................          129,713          59,868         259,728         172,831
                                                  ------------    ------------    ------------    ------------

   Income before provision for income taxes .        2,927,796       2,952,458       5,349,883       5,441,852

Provision for income taxes ..................        1,171,118       1,169,370       2,139,953       2,173,741
                                                  ------------    ------------    ------------    ------------

   Net income ...............................     $  1,756,678    $  1,783,088    $  3,209,930    $  3,268,111
                                                  ============    ============    ============    ============

Net income per share - Basic ................     $        .49    $        .51    $        .90    $        .94
                                                  ============    ============    ============    ============

Net income per share - Diluted ..............     $        .49    $        .50    $        .90    $        .92
                                                  ============    ============    ============    ============

Weighted average shares outstanding - Basic .        3,576,628       3,485,005       3,564,531       3,491,582
                                                  ============    ============    ============    ============

Weighted average shares outstanding - Diluted        3,601,048       3,570,859       3,584,834       3,569,819
                                                  ============    ============    ============    ============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                           NATIONAL DENTEX CORPORATION

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                   (Unaudited)

                                              Common Stock
                                      ---------------------------
                                        Number of      $.01 Par        Paid-in       Retained       Treasury
                                         Shares          Value         Capital       Earnings         Stock          Total
                                      ------------   ------------   ------------   ------------   ------------    ------------
BALANCE, December 31, 2000 ........      3,580,874   $     35,809   $ 15,297,934   $ 30,571,525       (308,869)   $ 45,596,399

Issuance of 18,727 shares of common
  stock under the stock option
  plans ...........................         18,727            187        317,948             --             --         318,135
Issuance of 15,711 shares of common
  stock under the employee stock
  purchase plan ...................         15,823            158        201,142             --             --         201,300
Issuance of 3,140 shares of common
  stock as directors' fees ........          3,140             32         64,009             --             --          64,041
Net income ........................             --             --             --      3,268,111             --       3,268,111
Repurchase of 108,900 shares of
common stock under the stock
repurchase program ................             --             --             --             --     (2,178,000)     (2,178,000)
                                      ------------   ------------   ------------   ------------   ------------    ------------
BALANCE, June 30, 2001 ............      3,618,564   $     36,186   $ 15,881,033   $ 33,839,636   $ (2,486,869)   $ 47,269,986
                                      ------------   ------------   ------------   ------------   ------------    ------------


              The accompanying notes are an integral part of these
                       consolidated financial statements

                           NATIONAL DENTEX CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)


                                                            For the six months ended June 30,
                                                            --------------------------------
                                                                 2000              2001
                                                             ------------      ------------
Cash flows from operating activities:
Net income .............................................     $  3,209,930      $  3,268,111
Adjustments to reconcile net income to net cash
  provided by operating activities, net of effects
  of acquisitions:
    Depreciation and amortization ......................        1,197,153         1,406,093
    (Increase) in accounts receivable ..................       (1,195,568)         (931,932)
    (Increase) in inventories ..........................          (26,656)          (90,787)
    (Increase) in prepaid expenses .....................         (137,753)       (1,010,788)
    Increase (decrease) in deferred tax asset ..........          (10,191)            5,325
    Increase  in other assets ..........................         (208,386)         (457,805)
    Decrease in accounts payable and accrued liabilities         (603,697)          (85,513)
                                                             ------------      ------------
    Net cash provided by operating activities ..........        2,224,832         2,102,704
                                                             ------------      ------------

Cash flows from investing activities:
  Payment for acquisitions, net of cash acquired .......          (25,000)       (2,820,809)
  Payment of deferred purchase price ...................       (1,727,827)       (1,429,459)
  Additions to property and equipment, net .............       (1,036,323)         (614,337)
                                                             ------------      ------------
    Net cash used in investing activities ..............       (2,789,150)       (4,864,605)
                                                             ------------      ------------

Cash flows from financing activities:
  Proceeds from issuance of common stock ...............          370,780           583,475
  Repurchases of common stock ..........................               --        (2,178,000)
                                                             ------------      ------------
    Net cash provided by (used in) financing activities           370,780        (1,594,525)
                                                             ------------      ------------

Net decrease in cash ...................................         (193,538)       (4,356,426)

Cash at beginning of period ............................       11,215,179        12,300,606
                                                             ------------      ------------

Cash at end of period ..................................     $ 11,021,641      $  7,944,180
                                                             ------------      ------------

Supplemental disclosures of cash flow information:
  Interest paid ........................................     $     82,338      $      5,056
                                                             ------------      ------------
  Income taxes paid ....................................     $  2,154,188      $  1,657,003
                                                             ------------      ------------

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                           NATIONAL DENTEX CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  June 30, 2001

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

                                               Three Months    Three Months     Six Months      Six Months
                                                  Ended           Ended           Ended           Ended
                                              June 30, 2000   June 30, 2001   June 30, 2000   June 30, 2001
                                              -------------   -------------   -------------   -------------

Net income applicable to common stock           $1,756,678      $1,783,088      $3,209,930      $3,268,111
                                                ==========      ==========      ==========      ==========

COMPUTATION OF BASIC EARNINGS PER SHARE:

Weighted average common shares outstanding       3,576,628       3,485,005       3,564,531       3,491,582

Basic earnings per share                        $      .49      $      .51      $      .90      $      .94

COMPUTATION OF DILUTED EARNINGS PER SHARE:

Weighted average common shares outstanding       3,576,628       3,485,005       3,564,531       3,491,582

Shares issuable from assumed exercise of
options (as determined by the application
of the treasury stock method)                       24,420          85,854          20,303          78,237
                                                ----------      ----------      ----------      ----------

Weighted average common shares outstanding
as adjusted                                      3,601,048       3,570,859       3,584,834       3,569,819

Diluted earnings per share                      $      .49      $      .50      $      .90      $      .92

Options to purchase 10,300 shares of common stock at an exercise price of $21.575 per share were outstanding during the second quarter of 2001 but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares. These options, which expire in March 2006, were still outstanding at June 30, 2001.

(3) COMPREHENSIVE INCOME

Statement of Financial Accounting Standards (SFAS)No. 130, "Reporting Comprehensive Income," establishes standards for reporting and displaying comprehensive income and its components. The Company adopted the statement in its quarter ending March 31, 1998. The Company does not have any other items of comprehensive income. As such, comprehensive income is equal to net income as presented in the consolidated statements of income.

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

In July 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS 141 addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination, whether acquired individually or with a group of other assets, and the accounting and reporting for goodwill and other intangibles subsequent to their acquisition. These standards require that the purchase method of accounting be used for business combinations and eliminate the use of the pooling-of-interest method. Additionally, they require that goodwill no longer be amortized but instead be subject to impairment tests at least annually. The Company is required to adopt SFAS 141 and SFAS 142 on a prospective basis as of January 1, 2002; however, certain provisions of these new standards may also apply to any acquisitions concluded subsequent to June 30, 2001. The Company is currently assessing the potential impact of these standards.

(5) ACQUISITIONS

On May 1, 2001 the Company acquired certain assets of Bauer Dental Studio, Inc. of Mitchell, South Dakota. The acquisition, which has been reflected in the accompanying consolidated balance sheet as of June 30, 2001, has been accounted for as a purchase in accordance with Accounting Principles Board Opinion No. 16.

(6) SUBSEQUENT EVENTS

On July 2, 2001, the Company acquired all of the outstanding capital stock of Aronovitch Dental Laboratory of Owings Mills, Maryland.

On August 1, 2001, the Company acquired certain assets of New Mexico Dental Laboratory, Inc. of Albuquerque, New Mexico.

Item 2.

           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations



LIQUIDITY AND CAPITAL RESOURCES

         Working capital decreased from $19,455,000 at December 31, 2000 to $18,641,000 at June 30, 2001. Cash and equivalents decreased $ 4,356,000 from $12,301,000 at December 31, 2000 to $7,944,000 at June 30, 2001. Operating
activities provided $2,103,000 in cash flow for the six months ended June 30, 2001.

         Cash outflows related to dental laboratory acquisitions totaled $4,250,000 for the six months ended June 30, 2001 compared to $1,753,000 for the same period in 2000. Capital expenditures totaled $614,000 for the six months ended June 30, 2001 compared to $1,036,000 for the same period in 2000. Repurchases of the Company's common stock under the Company's stock repurchase program totaled $2,178,000 for the six months ended June 30, 2001.

         The Company maintains a financing agreement (the "Agreement") with Citizens Bank of Massachusetts (formerly State Street Bank and Trust Company) (the "Bank"). The Agreement, as amended and extended on July 30, 2001, includes a revolving line of credit of $4,000,000 and an acquisition line of credit of $8,000,000. The interest rate on both lines of credit is the prime rate minus 0.5% or the LIBOR rate plus 1.5%, at the Company's option. Both lines of credit matured on June 1, 2001. The Bank and the Company have agreed to extend this arrangement under substantially the same terms until June 30, 2004. A commitment fee of one quarter of 1% is payable on the unused amount of both lines of credit. At June 30, 2001 the full principal amount was available to the Company under both lines of credit.

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

RESULTS OF OPERATIONS

         The following table sets forth for the periods indicated the percentage of net sales represented by certain items in the Company's Consolidated Financial Statements:

                                                       Six Months Ended
                                                       ----------------
                                                     June 30,     June 30,
                                                       2000         2001
                                                      ------       ------
         Net sales                                     100.0%       100.0%

         Cost of goods sold                             57.1         58.2
                                                      ------       ------

         Gross profit                                   42.9         41.8


         Total operating expenses                       29.6         29.3
                                                      ------       ------

         Operating income                               13.3         12.5


         Other income (expense)                         (0.2)        (0.1)

         Interest income                                 0.7          0.4
                                                      ------       ------

         Income before provision for income taxes       13.8         12.8


         Provision for income taxes                      5.5          5.1
                                                      ------       ------


         Net income                                      8.3%         7.7%
                                                      ------       ------


   SIX MONTHS ENDED JUNE 30, 2001 COMPARED WITH SIX MONTHS ENDED JUNE 30, 2000


Net Sales

         Net sales increased $3,640,000 or 9.4% in the six months ended June 30, 2001 over the corresponding period of the prior year. Approximately $2,945,000 of this increase was attributable to acquisitions, with the remaining increase representing same laboratory sales growth.

Cost of Goods Sold

         Cost of goods sold, which consists principally of labor and related benefits, cost of materials, and laboratory overhead, increased by $2,507,000. As a percentage of sales, cost of goods sold increased from 57.1% to 58.2%, representing a gross margin decrease of 1.1%. The continued rising cost of palladium, a component of dental alloys used in the manufacture of many of the Company's products, continues to be a factor in the increased materials costs.

         The Company has attempted to address this issue in each marketplace by instituting price increases, temporary surcharges and the use of substitute metals. Since the cost of this commodity shows no sign of returning to historical levels, each of the Company's laboratories has instituted a program to either switch its current palladium customers to less expensive metals, such as gold, or to make the surcharges permanent by eliminating all unit pricing and charging a fee per unit plus metal. However, despite these measures, materials costs may continue to put pressure on gross margins for the foreseeable future.

Total Operating Expenses

         Operating expenses, which consist of selling, delivery and administrative expenses both at the laboratory and corporate level, increased by $959,000 or 8.4% during the six months ended June 30, 2001 over the corresponding period in 2000. Operating expenses decreased as a percentage of net sales from 29.6% to 29.3% during the six months ended June 30, 2001 compared with the corresponding period in 2000. Decreases in expenses associated with laboratory and executive compensation plans were partially offset by increases in delivery costs and advertising and promotional expenses.

Operating Income

         Operating income increased by $175,000 or 3.4% for the six months ended June 30, 2001 over the corresponding period in 2000. The increase was the result of higher sales volume and reductions in operating expenses as a percentage of net sales.

Interest Income

         Interest income decreased by $87,000 or 33.5% in the six months ended June 30, 2001 over the corresponding period in 2000. The decrease was primarily due to decreased investment principal and declining interest rates.

Provision for Income Taxes

         The Company's provision for income taxes for the six months ended June 30, 2001 increased to $2,174,000 from $2,140,000 in the corresponding period in 2000. The tax provision in future periods may increase depending in part on the level and nature of the Company's acquisition activities.

Net Income

         As a result of the factors discussed above, net income for the six months ended June 30, 2001 increased by $58,000 or 1.8% over the corresponding period in 2000. Net income per share, on a diluted basis, increased from $0.90 per share to $0.92 per share.

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



                                 NATIONAL DENTEX CORPORATION
                                 Registrant


August 14, 2001                     By: /s/ David L. Brown
                                       -----------------------------------------
                                    David L. Brown
                                    President, CEO, and Director
                                    (Principal Executive Officer)



August 14, 2001                     By: /s/ Richard F. Becker
                                       -----------------------------------------
                                    Richard F. Becker, Jr.
                                    Chief Financial Officer, Vice President of
                                    Finance and Treasurer
                                    (Principal Financial and Accounting Officer)