Form 10-Q
period 2001-09-30
NATIONAL DENTEX CORP /MA/
filed 2001-11-14
CIK 913616

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                                     of the
                         Securities Exchange Act of 1934

For the Quarter ended September 30, 2001      Commission File Number: 000-23092


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

Number of shares of Common Stock outstanding as of November 8, 2001: 3,442,530.
                                                                      ---------

                           NATIONAL DENTEX CORPORATION

                                    FORM 10-Q

                        Quarter Ended September 30, 2001

                                Table of Contents

PART I.  Financial Information

Item 1.  Financial Statements:                                                       Page
            Consolidated Balance Sheets as of December 31, 2000 and
            September 30, 2001 (Unaudited)                                            3


            Consolidated Statements of Income for the three and nine                  4
            months ended September 30, 2000 and September 30, 2001
            (Unaudited)

            Consolidated Statements of Stockholders' Equity for the nine              5
            months ended September 30, 2001 (Unaudited)

            Consolidated Statements of Cash Flows for the nine months                 6
            ended September 30, 2000 and September 30, 2001 (Unaudited)

            Notes to Consolidated Financial Statements                                7

Item 2.  Management's Discussion and Analysis of Financial Condition and             10
            Results of Operations

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                  13

PART II. Other Information


Signatures                                                                           15

                           NATIONAL DENTEX CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                                                                         December 31,        September 30,
                                                                             2000                2001
                                                                         ------------        ------------
                                                                                             (Unaudited)
                              ASSETS
CURRENT ASSETS:
   Cash and equivalents ..........................................       $ 12,300,606        $  7,498,720
   Accounts receivable:
     Trade, less allowance of $274,000 in 2000 and
      $264,000 in 2001 ...........................................          8,457,113           9,332,282
     Other .......................................................            520,294             351,313
   Inventories ...................................................          4,576,919           5,002,073
   Prepaid expenses ..............................................          1,264,219           2,204,555
   Deferred tax asset ............................................            383,750             374,103
                                                                         ------------        ------------
    Total current assets .........................................         27,502,901          24,763,046
                                                                         ------------        ------------
PROPERTY AND EQUIPMENT:
   Land and buildings ............................................          3,891,705           3,891,705
   Leasehold and building improvements ...........................          4,851,336           5,051,888
   Laboratory equipment ..........................................          8,064,102           8,697,726
   Furniture and fixtures ........................................          2,660,024           2,944,368
                                                                         ------------        ------------
                                                                           19,467,167          20,585,687
     Less - Accumulated depreciation and
       amortization ..............................................         10,097,602          11,008,137
                                                                         ------------        ------------
   Net property and equipment ....................................          9,369,565           9,577,550
                                                                         ------------        ------------
OTHER ASSETS, net:
   Goodwill ......................................................         12,847,790          17,490,573
   Non competition agreements ....................................          3,545,660           3,706,983
   Deferred tax asset ............................................            358,321             370,124
   Other .........................................................          1,765,991           2,381,675
                                                                         ------------        ------------
                                                                           18,517,762          23,949,355
                                                                         ------------        ------------
                                                                         $ 55,390,228        $ 58,289,951
                                                                         ------------        ------------
               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable ..............................................       $  1,474,487        $  1,701,587
   Accrued liabilities:
     Payroll and employee benefits ...............................          3,752,687           2,235,190
     Current portion of deferred purchase price ..................          2,322,254           1,910,638
     Other .......................................................            498,708           1,479,800
                                                                         ------------        ------------
     Total current liabilities ...................................          8,048,136           7,327,215
                                                                         ------------        ------------
LONG TERM LIABILITIES:
   Payroll and employee benefits .................................            829,915           1,180,483
   Deferred purchase price .......................................            915,778           2,263,528
                                                                         ------------        ------------
     Total long-term liabilities .................................          1,745,693           3,444,011
                                                                         ------------        ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS EQUITY:
   Preferred stock, $.01 par value
     Authorized - 500,000 shares
     None issued and outstanding .................................                 --                  --
   Common stock, $.01 par value
     Authorized - 8,000,000 shares
     Issued - 3,580,874 shares at December 31, 2000, and 3,620,330 shares At September 30, 2001
     Outstanding - 3,563,674 at December 31, 2000, and 3,441,530 .             35,809              36,203
      shares at September 30, 2001
   Paid-in capital ...............................................         15,297,934          15,914,923
   Retained earnings .............................................         30,571,525          35,108,468
   Treasury Stock at cost - 17,200 shares at December 31, 2000 and
      178,800 shares at September 30, 2001 .......................           (308,869)         (3,540,869)
                                                                         ------------        ------------
     Total stockholders' equity ..................................         45,596,399          47,518,725
                                                                         ------------        ------------
                                                                         $ 55,390,228        $ 58,289,951
                                                                         ------------        ------------


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                           NATIONAL DENTEX CORPORATION

                        CONSOLIDATED STATEMENTS OF INCOME

                                   (UNAUDITED)

                                                          Three months ended                 Nine months ended
                                                          ------------------                 -----------------
                                                 September 30,     September 30,     September 30,     September 30,
                                                      2000              2001             2000              2001
                                                  -----------       -----------       -----------       -----------
Net sales .................................       $18,049,052       $21,007,815       $56,875,325       $63,474,465

Cost of goods sold ........................        10,920,048        12,711,992        33,107,900        37,406,463
                                                  -----------       -----------       -----------       -----------
   Gross profit ...........................         7,129,004         8,295,823        23,767,425        26,068,002

Total operating expenses ..................         5,079,339         6,197,547        16,563,830        18,640,826
                                                  -----------       -----------       -----------       -----------
   Operating income .......................         2,049,665         2,098,276         7,203,595         7,427,176

Other expense .............................            25,213            39,191            88,988            99,071

Interest income ...........................           150,228            60,636           409,956           233,467
                                                  -----------       -----------       -----------       -----------
   Income before provision for income taxes         2,174,680         2,119,721         7,524,563         7,561,572

Provision for income taxes ................           869,872           850,888         3,009,825         3,024,629
                                                  -----------       -----------       -----------       -----------
   Net income .............................       $ 1,304,808       $ 1,268,833       $ 4,514,738       $ 4,536,943
                                                  ===========       ===========       ===========       ===========

Net income per share - Basic ..............       $       .36       $       .36       $      1.26       $      1.30
                                                  ===========       ===========       ===========       ===========

Net income per share - Diluted ............       $       .36       $       .36       $      1.26       $      1.27
                                                  ===========       ===========       ===========       ===========

Weighted average shares outstanding - Basic         3,580,412         3,489,873         3,569,863         3,491,006
                                                  ===========       ===========       ===========       ===========
Weighted average shares outstanding - Diluted       3,618,148         3,565,136         3,595,755         3,568,598
                                                  ===========       ===========       ===========       ===========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                           NATIONAL DENTEX CORPORATION

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                   (Unaudited)

                                            Common Stock
                                         ---------------------
                                         Number of    $.01 Par   Paid-in         Retained        Treasury
                                          Shares        Value    Capital         Earnings         Stock          Total
                                         ---------    -------    -----------    -----------    -----------     ------------
BALANCE, December 31, 2000 ..........    3,580,874    $35,809    $15,297,934    $30,571,525       (308,869)    $ 45,596,399

Issuance of 20,493 shares of
  common stock under the stock option
  plans .............................       20,493        205        351,838             --             --          352,043
Issuance of 15,823 shares of
  common stock under the employee
  stock purchase plan ...............       15,823        158        201,142             --             --          201,300
Issuance of 3,140 shares of
  common stock as directors' fees ...        3,140         31         64,009             --             --           64,040
Net income ..........................           --         --             --      4,536,943             --        4,536,943
Repurchase of 161,600 shares of
  common stock under the stock
  repurchase program ................           --         --             --             --     (3,232,000)      (3,232,000)
                                         ---------    -------    -----------    -----------    -----------     ------------
BALANCE, September 30, 2001 .........    3,620,330    $36,203    $15,914,923    $35,108,468    $(3,540,869)    $ 47,518,725
                                         ---------    -------    -----------    -----------    -----------     ------------

              The accompanying notes are an integral part of these
                       consolidated financial statements

                           NATIONAL DENTEX CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                              For the Nine months ended September 30,
                                                              ---------------------------------------
                                                                     2000                     2001
                                                              --------------             ------------
Cash flows from operating activities:
Net income .............................................       $  4,514,738              $  4,536,943
Adjustments to reconcile net income to net cash
  provided by operating activities, net of effects
  of acquisitions:
    Depreciation and amortization ......................          1,821,576                 2,152,775
    Increase in accounts receivable ....................           (734,862)                  (72,314)
    Increase in inventories ............................           (104,580)                 (117,256)
    Decrease (Increase) in prepaid expenses ............             65,617                  (929,096)
    Increase in deferred tax asset .....................            (63,809)                   (2,156)
    Increase in other assets ...........................           (756,340)                 (651,402)
    Decrease in accounts payable and accrued liabilities         (1,345,667)                 (405,018)
                                                               ------------              ------------
    Net cash provided by operating activities ..........          3,396,673                 4,512,476
                                                               ------------              ------------
Cash flows from investing activities:
  Payment for acquisitions, net of cash acquired .......            (70,940)               (4,360,992)
  Payment of deferred purchase price ...................         (2,190,098)               (1,427,710)
  Additions to property and equipment, net .............         (1,394,548)                 (911,043)
                                                               ------------              ------------
    Net cash used in investing activities ..............         (3,655,586)               (6,699,745)
                                                               ------------              ------------
Cash flows from financing activities:
  Proceeds from issuance of common stock ...............            391,553                   617,383
  Repurchases of common stock ..........................                 --                (3,232,000)
                                                               ------------              ------------
    Net cash provided by (used in) financing activities             391,553                (2,614,617)
                                                               ------------              ------------
Net increase (decrease) in cash ........................            132,640                (4,801,886)

Cash at beginning of period ............................         11,215,179                12,300,606
                                                               ------------              ------------
Cash at end of period ..................................       $ 11,347,819              $  7,498,720
                                                               ------------              ------------
Supplemental disclosures of cash flow information:
  Interest paid ........................................       $     84,830              $      6,033
                                                               ------------              ------------
  Income taxes paid ....................................       $  3,365,354              $  3,054,148
                                                               ------------              ------------


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                           NATIONAL DENTEX CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 2001

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

                                                  Three Months        Three Months      Nine Months         Nine Months
                                                     Ended               Ended             Ended               Ended
                                                  September 30,       September 30,     September 30,       September 30,
                                                 --------------     ---------------     --------------      -------------
                                                     2000                2001               2000                2001
                                                 --------------     ---------------     --------------      -------------
Net income applicable to common stock ....         $1,304,808         $1,268,833         $4,514,738            $4,536,933
                                                   ==========         ==========         ==========            ==========
Computation of Basic Earnings per Share:

Weighted average common shares outstanding          3,580,412          3,489,873          3,569,863             3,491,006
Basic earnings per share .................         $      .36         $      .36         $     1.26            $     1.30

Computation of Diluted Earnings per Share:

Weighted average common shares outstanding          3,580,412          3,489,873          3,569,863             3,491,006
Shares issuable from assumed exercise of
options  (as determined by the application
of the treasury stock method)                          37,736             75,263             25,892                77,592
                                                   ----------         ----------         ----------            ----------
Weighted average common shares outstanding
as adjusted ..............................          3,618,148          3,565,136          3,595,755             3,568,598

Diluted earnings per share ...............         $      .36         $      .36         $     1.26            $     1.27

Options to purchase 10,400 shares of common stock at exercise prices ranging from $21.00 to $21.875 per share were outstanding during the third quarter of 2001 but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares. These options, which expire through September, 2007, were still outstanding at September 30, 2001.

(3) Comprehensive Income

Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income," establishes standards for reporting and displaying comprehensive income and its components. The Company adopted the statement in its quarter ending March 31, 1998. The Company does not have any other items of comprehensive income. As such, comprehensive income is equal to net income as presented in the consolidated statements of income.

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

(5) Acquisitions

Effective July 1, 2001 the Company acquired all of the outstanding capital stock of Aronovitch Dental Laboratory, Inc. of Owings Mills, Maryland. The acquisition, which has been reflected in the accompanying consolidated balance sheet as of September 30, 2001, has been accounted for as a purchase in accordance with Accounting Principles Board Opinion No. 16.

Effective August 1, 2001 the Company acquired certain assets of New Mexico Dental Laboratory, Inc. of Albuquerque, New Mexico. The acquisition, which has been reflected in the accompanying consolidated balance sheet as of September 30, 2001, has been accounted for as a purchase in accordance with Accounting Principles Board Opinion No. 16.

(6) Subsequent Events

Effective November 1, 2001, the Company acquired all of the outstanding capital stock of Crown Dental Studio, Inc. of Shreveport, Louisiana.

Effective November 1, 2001, the Company acquired all of the outstanding capital stock of The Freeman Center, Inc. of Stallings, North Carolina.

Item 2.

           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

Liquidity and Capital Resources

         Working capital decreased from $19,455,000 at December 31, 2000 to $17,436,000 at September 30, 2001. Cash and equivalents decreased $ 4,802,000 from $12,301,000 at December 31, 2000 to $7,499,000 at September 30, 2001.
Operating activities provided $4,512,000 in cash flow for the nine months ended September 30, 2001.

         Cash outflows related to dental laboratory acquisitions totaled $5,789,000 for the nine months ended September 30, 2001 compared to $2,261,000 for the same period in 2000. Capital expenditures totaled $911,000 for the nine months ended September 30, 2001 compared to $1,394,000 for the same period in 2000. Repurchases of the Company's common stock under the Company's stock repurchase program totaled $3,232,000 for the nine months ended September 30, 2001.

         The Company maintains a financing agreement (the "Agreement") with Citizens Bank of Massachusetts (formerly State Street Bank and Trust Company) (the "Bank"). The Agreement, as amended and extended on July 30, 2001, includes a revolving line of credit of $4,000,000 and an acquisition line of credit of $8,000,000. The interest rate on both lines of credit is the prime rate minus 0.5% or the LIBOR rate plus 1.5%, at the Company's option. Both lines of credit matured on June 1, 2001. The Bank and the Company have agreed to extend this arrangement under substantially the same terms until June 30, 2004. A commitment fee of one quarter of 1% is payable on the unused amount of both lines of credit. At September 30, 2001 the full principal amount was available to the Company under both lines of credit.

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

Results of Operations

         The following table sets forth for the periods indicated the percentage of net sales represented by certain items in the Company's Consolidated Financial Statements:

                                                               Nine Months Ended
                                                               -----------------
                                                        September 30,    September 30,
                                                             2000           2001
                                                            -------        ----
          Net sales ..............................           100.0%         100.0%

          Cost of goods sold .....................            58.2           58.9
                                                             -----          -----

          Gross profit ...........................            41.8           41.1



          Total operating expenses ...............            29.1           29.4
                                                             -----          -----

          Operating income .......................            12.7           11.7



          Other expense ..........................             0.2            0.2

          Interest income ........................             0.7            0.4
                                                             -----          -----

          Income before provision for income taxes            13.2           11.9

          Provision for income taxes .............             5.3            4.8
                                                             -----          -----

          Net income .............................             7.9%           7.1%
                                                             -----          -----


               Nine Months Ended September 30, 2001 Compared with
                      Nine Months Ended September 30, 2000


Net Sales

         Net sales increased $6,599,000 or 11.6% in the nine months ended September 30, 2001 over the corresponding period of the prior year. Approximately $5,608,000 of this increase was attributable to acquisitions, with the remaining increase representing same laboratory sales growth.

Cost of Goods Sold

         Cost of goods sold, which consists principally of labor and related benefits, cost of materials, and laboratory overhead, increased by $4,299,000. As a percentage of sales, cost of goods sold increased from 58.2% to 58.9%, representing a gross margin decrease of 0.7%. The increase in cost of goods sold is primarily attributable to increases in labor and related benefits.

Total Operating Expenses

         Operating expenses, which consist of selling, delivery and administrative expenses both at the laboratory and corporate level, increased by $2,077,000 or 12.5% during the nine months ended September 30, 2001 over the corresponding period in 2000. Operating expenses increased as a percentage of net sales from 29.1% to 29.4% during the nine months ended September 30, 2001 compared with the corresponding period in 2000.

Increases in amortization, selling and administrative expenses were partially offset by decreases in expenses associated with laboratory and executive compensation plans. Selling expenses have increased as a result of development, staffing and training costs associated with the Company's "NDX Reliance" national marketing program. This program, the first of its kind for the Company, represents a significant investment in marketing and promotion, which management believes will impact revenue and expenses in future periods.

Operating Income

         Operating income increased by $224,000 or 3.1% for the nine months ended September 30, 2001 over the corresponding period in 2000. The increase was the result of higher sales volume, primarily attributable to dental laboratory acquisitions. The impact of the current economic slowdown has reduced the Company's rate of internal sales growth. As a result, operating income as a percentage of sales declined to 11.7% in the nine months ended September 30, 2001 from 12.7% in the corresponding period in 2000.

Interest Income

         Interest income decreased by $176,000 or 43.1% in the nine months ended September 30, 2001 compared to the corresponding period in 2000. The decrease was primarily due to decreased investment principal and sharply declining interest rates.

Provision for Income Taxes

         The Company's provision for income taxes for the nine months ended September 30, 2001 increased to $3,024,629 from $3,009,825 in the corresponding period in 2000. The tax provision in future periods may increase depending in part on the level and nature of the Company's acquisition activities.

Net Income

         As a result of the factors discussed above, net income for the nine months ended September 30, 2001 increased by $22,000 or .5% over the corresponding period in 2000. Net income per share, on a diluted basis, increased from $1.26 per share to $1.27 per share.


Events of September 11, 2001

         None of the Company's employees were lost or injured, and none of its properties or records were damaged, as a result of the terrorist attacks that occurred in the United States on September 11, 2001. Although operations during that week were hampered by the temporary disruption of the transportation and communication infrastructure, management does not believe the impact will be material. However, at this time, management is unable to predict the long-term impact of these events, or of the domestic and foreign response, on either the dental laboratory industry as a whole, or on the Company's and financial condition in particular.

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



                                          NATIONAL DENTEX CORPORATION
                                          Registrant


November 14, 2001                          By:/s/ David L. Brown
                                              ---------------------------------
                                           David L. Brown
                                           President, CEO, and Director
                                           (Principal Executive Officer)



November 14, 2001                          By:/s/ Richard F. Becker
                                              ---------------------------------
                                           Richard F. Becker, Jr.
                                           Chief Financial Officer,
                                           Vice President of Finance and
                                           Treasurer (Principal Financial and
                                           Accounting Officer)