Form 10-K
period 2001-12-31
NATIONAL DENTEX CORP /MA/
filed 2002-03-08
CIK 913616

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------

                                   FORM 10-K

 (Mark One)
    [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934



             FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001



                                   OR




    [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934



             FOR THE TRANSITION PERIOD FROM           TO

                        COMMISSION FILE NUMBER 000-23092
                             ---------------------
                          NATIONAL DENTEX CORPORATION
             (Exact name of registrant as specified in its charter)

                MASSACHUSETTS                                    04-2762050
       (State or Other Jurisdiction of                        (I.R.S. Employer
        Incorporation or Organization)                      Identification No.)

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

     Indicated by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of February 19, 2002, the aggregate market value of the 3,362,775 outstanding shares of voting stock held by non-affiliates of the registrant was $86,625,084.

     As of February 19, 2002, 3,449,881 shares of the registrant's Common Stock, par value $.01 per share, were issued and outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     The Registrant's definitive Proxy Statement for the Registrant's Special Meeting in Lieu of Annual Meeting of Stockholders to be held on April 9, 2002 is incorporated by reference into Part III.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

GENERAL

     National Dentex Corporation (the "Company") was founded in 1982 as H&M Laboratories Services, Inc., a Massachusetts corporation, which acquired six full-service dental laboratories and related branch laboratories from Healthco, Inc. In 1983, the Company changed its name to National Dentex Corporation and acquired 20 additional full-service dental laboratories and related branch laboratories from Lifemark Corporation. The Company today owns and operates 36 dental laboratories, consisting of 33 full-service dental laboratories and three branch laboratories located in 27 states through the United States. The Company's dental laboratories custom design and fabricate dentures, crowns and fixed bridges, and other dental prosthetic appliances. Each dental laboratory operates under its own business name. The Company's principal executive offices are located at 526 Boston Post Road, Wayland, MA 01778, telephone number (508) 358-4422. Its corporate web site is located at www.nationaldentex.com.

INFORMATION AS TO INDUSTRY SEGMENTS

     The Company's business consists of only one industry segment, which is the design, fabrication, marketing and sale of custom dental prosthetic appliances for and to dentists.

DESCRIPTION OF BUSINESS

     The Company's dental laboratories design and fabricate custom dental prosthetic appliances such as dentures, crowns and bridges. These products are produced by trained technicians working in dental laboratories in accordance with work orders and cases (consisting of impressions, models and occlusal registrations of a patient's teeth) provided by the dentist. Dentists are the direct purchasers of the Company's products.

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

     The Company operates each of its dental laboratories as a stand-alone facility under the direction of a local manager responsible for operation of the dental laboratory, supervision of its technical and sales staff and delivery of quality products and services. Each of the Company's dental laboratories markets and sells its products through its own direct sales force, supported by regional managers and Company-wide marketing programs. Employees at each dental laboratory have a direct stake in the financial success of the dental laboratory through participation in the Company's cash and stock incentive plans.

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

SALES AND MARKETING

     The Company's local dental laboratories market and sell their products through their own direct sales force. The sales force interacts with dentists within its market area, primarily through visits to dentists' offices, to introduce the dental laboratory's services and products offered, and to promote new products and techniques that can assist dentists in expanding their practices. The Company's customer-focused marketing and sales program entitled the "NDX Reliance Program"(TM) is specifically designed to make choosing a dental laboratory a risk free decision for dentists. Its five components -- Practice Support, Laboratory Systems, Quality Assurance, Reliance Restorations and a Continuing Education Series -- differentiate its qualified laboratories from their many competitors. The Company believes that this unique approach to assist the dentist and his or her staff to improve chairtime efficiencies while providing unsurpassed service, superior quality and product delivery every time they deliver a case, will enhance its ability to expand its base of business by establishing lasting professional relationships with its customers. The Company presently has a total of 32 sales representatives. In addition, the dental laboratories, either alone or with local dental societies, dental schools or study clubs, sponsor technical training clinics for dentists on topics such as advanced clinical techniques. The local dental laboratories also exhibit at state and local dental conventions.

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

EMPLOYEES

     As of December 31, 2001, the Company had 1,513 employees, 1,488 of whom worked at individual laboratories. Corporate management and administrative staff totaled 25 people. None of the Company's employees is covered by a collective bargaining agreement. Management considers the Company's employee relations to be good.

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

ITEM 2. PROPERTIES

     The Company currently leases a total of approximately 183,000 square feet of space. As of December 31, 2001, the aggregate minimum annual rent payable for all of its leased real properties was approximately $1,608,000. The Company considers these properties to be modern, well maintained and suitable for its purposes and believes that its current facilities are adequate to meet its needs for the foreseeable future. The Company also believes that suitable substitute or replacement space is readily available. The Company's principal executive and administrative offices occupy approximately 10,200 square feet of space in Wayland, Massachusetts. Its 29 leased dental laboratories range in size from 1,000 to 26,000 square feet and average $53,000 in annual base rent.

     The Company owns seven dental laboratory facilities, which are located in Denver, Colorado; Metairie, Louisiana; Dallas, Texas; Houston, Texas; Jacksonville, Florida; Waukesha, Wisconsin and Shreveport, Louisiana. These locations total approximately 100,000 square feet and range in building size from 4,000 to 33,000 square feet.

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

                                                                    PRICE
                                                              ------------------
QUARTER ENDING                                                LOW BID   HIGH BID
--------------                                                -------   --------
03/31/00....................................................  $10.125   $17.375
06/30/00....................................................  $11.625   $17.000
09/30/00....................................................  $14.250   $18.000
12/31/00....................................................  $17.750   $19.875
03/31/01....................................................  $19.375   $22.250
06/30/01....................................................  $17.990   $24.300
09/30/01....................................................  $20.010   $23.450
12/31/01....................................................  $19.510   $24.600

     The Company has paid no cash dividends in the past and has no plans to pay cash dividends in the foreseeable future.

     As of February 19, 2002, there were approximately 352 registered record holders of the Company's Common Stock, which the Company believes represented approximately 1,600 beneficial holders. As of February 19, 2002, the low and high bid prices of the Common Stock were $25.76 and $26.15, respectively.

ITEM 6. SELECTED FINANCIAL DATA

     The following selected financial data for the five years ended December 31, 2001 are derived from the audited consolidated financial statements of the Company. The data should be read in conjunction with the consolidated financial statements and the related notes included in this Report and in conjunction with
Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                        1997      1998      1999      2000      2001
                                       -------   -------   -------   -------   -------
                                            (IN THOUSANDS EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENTS OF INCOME:
Net sales............................  $59,196   $63,817   $69,639   $75,680   $85,725
Cost of goods sold...................   33,755    36,697    40,396    44,203    50,278
                                       -------   -------   -------   -------   -------
Gross profit.........................   25,441    27,120    29,243    31,477    35,447
Total operating expenses.............   18,370    19,545    20,803    22,133    25,631
                                       -------   -------   -------   -------   -------
Operating income.....................    7,071     7,575     8,440     9,344     9,816
Other income (expense)...............       69        18       (57)      (83)     (128)
Interest income......................       81       187       336       568       229
                                       -------   -------   -------   -------   -------
Income before provision for income
  taxes..............................    7,221     7,780     8,719     9,829     9,917
Provision for income taxes...........    2,874     3,097     3,457     3,868     3,939
                                       -------   -------   -------   -------   -------
Net income...........................  $ 4,347   $ 4,683   $ 5,262   $ 5,961   $ 5,978
                                       =======   =======   =======   =======   =======
Net income per share -- basic........  $  1.26   $  1.34   $  1.48   $  1.67   $  1.72
                                       =======   =======   =======   =======   =======
Net income per share -- diluted......  $  1.24   $  1.32   $  1.48   $  1.66   $  1.68
                                       =======   =======   =======   =======   =======
Weighted average shares outstanding-
  basic..............................    3,454     3,486     3,544     3,569     3,479
Weighted average shares outstanding-
  diluted............................    3,517     3,560     3,566     3,601     3,562
CONSOLIDATED BALANCE SHEET DATA:
Working capital......................  $ 9,611   $13,652   $16,713   $19,455   $15,060
Total assets.........................   35,730    42,470    49,205    55,390    62,083
Long-term debt, including current
  portion............................       --        --        --        --        --
Stockholders' equity.................  $28,669   $33,877   $39,549   $45,596   $49,027

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     The Company's working capital decreased from $19,455,000 at December 31, 2000 to $15,060,000 at December 31, 2001. Cash and equivalents decreased $5,923,000 from $12,301,000 at December 31, 2000 to $6,378,000 at December 31,
2001. Operating activities provided $7,435,000 in cash flow for the year ended December 31, 2001.

     Cash outflows related to dental laboratory acquisitions totaled $9,106,000 for the year ended December 31, 2001. Capital expenditures for the same period were $1,641,000. During the year ended December 31, 2001, the Company repurchased an aggregate of 161,600 shares of common stock, at a total cost of $3,232,000, under its stock repurchase program.

     The Company maintains a financing agreement (the "Agreement") with Citizens Bank of Massachusetts (formerly State Street Bank and Trust Company) (the "Bank"). The Agreement, as amended and extended on December 31, 2001, includes a revolving line of credit of $4,000,000 and a term facility of $8,000,000. The interest rate on both lines of credit is the prime rate minus 0.5% or the London Interbank Offered Rate (LIBOR) rate plus 1.5%, at the Company's option. Both lines of credit mature on June 30, 2004.

     A commitment fee of one eighth of 1% is payable on the unused amount of both lines of credit. At December 31, 2001, the full principal amount was available to the Company under both lines of credit. The Agreement requires compliance with certain covenants, including the maintenance of specified net worth and other financial ratios. As of December 31, 2001, the Company was in compliance with these covenants.

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

RESULTS OF OPERATIONS

     The following table sets forth for the periods indicated the percentage of net sales represented by certain items in the Company's Consolidated Financial
Statements:

                                                              YEARS ENDED DECEMBER 31,
                                                              ------------------------
                                                               1999     2000     2001
                                                              ------   ------   ------
Net sales...................................................  100.0%   100.0%   100.0%
Cost of goods sold..........................................   58.0     58.4     58.7
                                                              -----    -----    -----
Gross profit................................................   42.0     41.6     41.3
Total operating expenses....................................   29.9     29.3     29.9
                                                              -----    -----    -----
Operating income............................................   12.1     12.3     11.4
Other income (expense)......................................   (0.1)    (0.1)    (0.1)
Interest income.............................................    0.5      0.8      0.3
                                                              -----    -----    -----
Income before provision for income taxes....................   12.5     13.0     11.6
Provision for income taxes..................................    5.0      5.1      4.6
                                                              -----    -----    -----
Net income..................................................    7.5%     7.9%     7.0%
                                                              =====    =====    =====

  YEAR ENDED DECEMBER 31, 2001 COMPARED WITH YEAR ENDED DECEMBER 31, 2000

  Net Sales

     For the year ended December 31, 2001, net sales increased $10,045,000 or 13.3% over the prior year. Approximately $8,615,000 of this increase was attributable to business at dental laboratories owned less than one year, with the remaining increase representing sales growth at dental laboratories owned both the year ended December 31, 2001 and the comparable year ended December 31, 2000.

  Cost of Goods Sold

     The Company's cost of goods sold increased by $6,075,000 or 13.7% in the fiscal year ended December 31, 2001 over the prior fiscal year, attributable primarily to increased unit sales. As a percentage of sales, cost of goods sold increased from 58.4% to 58.7%. Increases in labor and laboratory overhead expenses were partially offset by decreases in materials costs. Materials costs decreased as the cost of palladium, a component of dental alloys, declined after several years of steep increases. Additionally, during 2001 the Company reduced its reliance on palladium through the substitution of alternative metals.

  Total Operating Expenses

     Operating expenses, which consist of selling, delivery and administrative expenses both at the laboratory and corporate level, increased by $3,498,000 or 15.8% in the year ended December 31, 2001 over 2000. During this same period operating expenses increased as a percentage of net sales from 29.3% in 2000 to 29.9% in 2001. Selling and Corporate Overhead expenses increased as the Company developed a national marketing program, " The NDX Reliance Program". During 2001, the Company absorbed staffing and training expenses necessary for the successful implementation of the program.

  Operating Income

     Due to the increase in net sales, partially offset by increases in operating expenses as a percent of net sales, operating income increased $472,000 or 5.1% in fiscal year 2001 over fiscal year 2000.

  Interest (Income) Expense

     Interest income decreased by $339,000 in the year ended December 31, 2001 from 2000. The decrease was due to lower investment principal and falling interest rates.

  Provision for Income Taxes

     The provision for income taxes increased to $3,939,000 in 2001 from $3,869,000 in 2000. This $70,000 increase was the result of increased income and a higher effective tax rate. The 39.4% effective tax rate for fiscal year 2000 increased to 39.7% for fiscal year 2001.

  Net Income

     As a result of all the factors discussed above, net income increased to $5,978,000 or $1.68 per share on a diluted basis in 2001 from $5,961,000 or $1.66 per share on a diluted basis in 2000.

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

  Cost of Goods Sold

     The Company's cost of goods sold increased by $3,807,000 or 9.4% in the fiscal year ended December 31, 2000 over the prior fiscal year, attributable primarily to increased unit sales. As a percentage of sales, cost of goods sold increased from 58.0% to 58.4%. Increases in labor and material costs were partially offset by decreases in laboratory overhead expenses. The rising cost of palladium, a component of dental alloys used in the manufacture of many of the Company's products, continued to be a factor in the increased material costs. During 2000, the average cost of this precious metal rose 89% over the average cost during 1999, and this rate accelerated in the fourth quarter. The Company attempted to address this issue in each marketplace by instituting price increases, temporary surcharges and the use of substitute metals. Since the cost of this commodity has continued to increase for several years, each of the Company's laboratories have instituted a program to either switch its current palladium customers to less expensive metals, such as gold, or to make the surcharges permanent by eliminating all unit pricing and charging a fee per unit plus metal.

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

                                                                THREE MONTHS ENDED
                             -----------------------------------------------------------------------------------------
                             MARCH 31,   JUNE 30,   SEPT. 30,   DEC. 31,   MARCH 31,   JUNE 30,   SEPT. 30,   DEC. 31,
                               2000        2000       2000        2000       2001        2001       2001        2001
                             ---------   --------   ---------   --------   ---------   --------   ---------   --------
                                                   (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
Net sales..................   $18,960    $19,866     $18,049    $18,805     $20,606    $21,861     $21,007    $ 22,251
Gross profit...............   $ 8,082    $ 8,556     $ 7,129    $ 7,710     $ 8,471    $ 9,301     $ 8,296    $  9,379
Gross margin...............      42.6%      43.1%       39.5%      41.0%       41.1%      42.5%       39.5%       42.2%
Operating income...........   $ 2,321    $ 2,833     $ 2,050    $ 2,140     $ 2,405    $ 2,925     $ 2,098    $  2,388
Operating margin...........      12.2%      14.3%       11.4%      11.4%       11.7%      13.4%       10.0%       10.7%
Net income.................   $ 1,453    $ 1,757     $ 1,305    $ 1,446     $ 1,485    $ 1,783     $ 1,269    $  1,441
Net income per share.......   $  0.41    $  0.49     $  0.36    $  0.40     $  0.42    $  0.50     $  0.36    $   0.41

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     (a) Directors.  The information with respect to directors required by this item is incorporated herein by reference from the Company's Proxy Statement dated March 8, 2002 for the Special Meeting in Lieu of Annual Meeting of Shareholders to be held on April 9, 2002 (the "2002 Proxy Statement").

     (b) Executive Officers. The information with respect to executive officers required by this item is incorporated herein by reference from the 2002 Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this item is incorporated herein by reference from the 2002 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is incorporated herein by reference from the 2002 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is incorporated herein by reference from the 2002 Proxy Statement.

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

     List of Financial Statements and Schedules Referenced in this Item 14

     The historical consolidated financial statements of National Dentex Corporation included herein are as listed below:

                                                               PAGE
                                                               ----
Report of Independent Public Accountants....................   F-2
Consolidated Balance Sheets as of December 31, 2000 and
  2001......................................................   F-3
Consolidated Statements of Income for the three years ended
  December 31, 2001.........................................   F-4
Consolidated Statements of Stockholders' Equity for the
  three years ended December 31, 2001.......................   F-5
Consolidated Statements of Cash Flows for the three years
  ended December 31, 2001...................................   F-6
Notes to Consolidated Financial Statements..................   F-7

     Financial Statement Schedule included herewith:

SCHEDULE II: VALUATION AND QUALIFYING ACCOUNTS

     All other schedules are omitted because they are not applicable or not required, or because the required information is shown either in the financial statements or in the notes thereto.

     (b) Reports on Form 8-K.

     During the Company's fiscal quarter ended December 31, 2001, the Company did not file any Current Reports on Form 8-K.

     (c) Exhibits.

     (i) The following exhibits, required by Item 601 of Regulation S-K, are filed herewith:

EXHIBIT
  NO.                                TITLE
-------                              -----
10        2001 Amended and Restated Loan Agreement with Citizens Bank, dated December 31, 2001.
23        Consent of Arthur Andersen LLP.

     (ii) The following exhibit was filed with the Company's Form S-8 Registration Statement on August 1, 2001 (File No. 333-66446) and is herein incorporated by reference:

EXHIBIT
  NO.                                TITLE
-------                              -----
*10a      2001 Stock Plan, as amended.

     (iii) The following exhibits were filed with the Company's Annual Report on Form 10-K for the year ended December 31, 2000 and are herein incorporated by reference:

EXHIBIT
  NO.                                TITLE
-------                              -----
*10b      Change of Control Severance Agreement between the Company
          and David L. Brown, dated January 23, 2001.
*10c      Form of Change of Control Severance Agreements between the
          Company and each of Arthur Champagne, James F. Dodd III,
          Richard G. Mariacher, Donald E. Merz and Eloy V. Sepulveda,
          dated January 23, 2001.

     (iv) The following exhibits were filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1999 and are herein incorporated by reference:

EXHIBIT
  NO.                                TITLE
-------                              -----
*10d      Employment Agreement between the Company and Donald E. Merz, dated November 1, 1983
*10e      Employment Agreement between the Company and Eloy V.
          Sepulveda, dated June 15, 1983.

     (v) The following exhibits were filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1995 and are herein incorporated by reference:

EXHIBIT
  NO.                                TITLE
-------                              -----
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

     (vi) The following exhibits were filed as part of the Company's Form S-1 Registration Statement (File No. 33-70440) declared effective by the Securities and Exchange Commission on December 21, 1993 and are herein incorporated by reference:

EXHIBIT
  NO.                                TITLE
-------                              -----
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

                                          NATIONAL DENTEX CORPORATION

                                          BY:      /s/ DAVID L. BROWN
                                            ------------------------------------
                                                       DAVID L. BROWN
                                                      President & CEO

March 8, 2002

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

                    SIGNATURE                                      TITLE                       DATE
                    ---------                                      -----                       ----

               /s/ DAVID V. HARKINS                  Chairman of the Board and Director   March 8, 2002
 ------------------------------------------------
                 David V. Harkins


                /s/ JACK R. CROSBY                                Director                March 8, 2002
 ------------------------------------------------
                  Jack R. Crosby


               /s/ DANIEL A. GRADY                                Director                March 8, 2002
 ------------------------------------------------
                 Daniel A. Grady


              /s/ WILLIAM H. MCCLURG                              Director                March 8, 2002
 ------------------------------------------------
                William H. McClurg


               /s/ NORMAN F. STRATE                               Director                March 8, 2002
 ------------------------------------------------
                 Norman F. Strate


                /s/ DAVID L. BROWN                      Director, President and CEO       March 8, 2002
 ------------------------------------------------      (Principal Executive Officer)
                  David L. Brown


            /s/ RICHARD F. BECKER, JR,               Vice President, Treasurer and CFO    March 8, 2002
 ------------------------------------------------      (Principal Financial Officer)
              Richard F. Becker, Jr,

                          NATIONAL DENTEX CORPORATION

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

                                                                  PAGE
                                                                  ----
Financial Statements:
The historical consolidated financial statements of National
  Dentex Corporation included herein are as listed below.
  Report of Independent Public Accountants..................       F-2
  Consolidated Balance Sheets as of December 31, 2000 and
     2001...................................................       F-3
  Consolidated Statements of Income for the three years
     ended December 31, 2001................................       F-4
  Consolidated Statements of Stockholders' Equity for the
     three years ended December 31, 2001....................       F-5
  Consolidated Statements of Cash Flows for the three years
     ended December 31, 2001................................       F-6
  Notes to Consolidated Financial Statements................       F-7
Schedule:
  Valuation and Qualifying Accounts.........................   Schedule II

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders of National Dentex Corporation:

     We have audited the accompanying consolidated balance sheets of National Dentex Corporation (a Massachusetts corporation) as of December 31, 2001 and 2000, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of National Dentex Corporation as of December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

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

                                          ARTHUR ANDERSEN LLP

Boston, Massachusetts
February 8, 2002

                          NATIONAL DENTEX CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  2000           2001
                                                              ------------   ------------
                                         ASSETS
Current Assets:
  Cash and cash equivalents.................................  $12,300,606    $ 6,378,026
  Accounts receivable:
    Trade, less allowance of $274,000 in 2000 and $307,000
      in 2001...............................................    8,457,113      9,582,266
    Other...................................................      520,294        491,120
  Inventories...............................................    4,576,919      5,220,462
  Prepaid expenses..........................................    1,264,219      1,792,607
  Deferred tax asset, current...............................      383,750        369,195
                                                              -----------    -----------
    Total current assets....................................   27,502,901     23,833,676
                                                              -----------    -----------
Property and Equipment:
  Land and buildings........................................    3,891,705      4,585,731
  Leasehold and building improvements.......................    4,851,336      5,191,126
  Laboratory equipment......................................    8,064,102      8,880,778
  Furniture and fixtures....................................    2,660,024      3,012,380
                                                              -----------    -----------
                                                               19,467,167     21,670,015
    Less -- Accumulated depreciation and amortization.......   10,097,602     11,346,581
                                                              -----------    -----------
    Net property and equipment..............................    9,369,565     10,323,434
                                                              -----------    -----------
Other Assets, net:
  Goodwill..................................................   12,847,790     21,645,288
  Non-competition agreements................................    3,545,660      3,568,480
  Deferred tax asset, noncurrent............................      358,321        362,701
  Other Assets..............................................    1,765,991      2,349,685
                                                              -----------    -----------
                                                               18,517,762     27,926,154
                                                              -----------    -----------
                                                              $55,390,228    $62,083,264
                                                              ===========    ===========
                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable..........................................  $ 1,474,487    $ 1,889,234
  Accrued liabilities:
    Payroll and employee benefits...........................    3,752,687      3,540,899
    Current portion of deferred purchase price..............    2,322,254      2,778,160
    Other accrued expenses..................................      498,708        565,042
                                                              -----------    -----------
    Total current liabilities...............................    8,048,136      8,773,335
                                                              -----------    -----------
Long-term Liabilities:
  Payroll and employee benefits.............................      829,915      1,224,231
  Deferred purchase price...................................      915,778      3,058,609
                                                              -----------    -----------
    Total long-term liabilities.............................    1,745,693      4,282,840
                                                              -----------    -----------
Commitments and Contingencies (Note 7) Stockholders' Equity:
  Preferred stock, $.01 par value
  Authorized -- 500,000 shares None issued and
    outstanding.............................................           --             --
  Common stock, $.01 par value
  Authorized -- 8,000,000 shares
  Issued -- 3,580,874 shares at December 31, 2000, and
    3,625,663 shares at December 31, 2001
  Outstanding -- 3,563,674 shares at December 31, 2000, and
    3,446,863 shares at December 31, 2001...................       35,809         36,257
  Paid-in capital...........................................   15,297,934     15,982,448
  Retained earnings.........................................   30,571,525     36,549,253
  Treasury stock at cost -- 17,200 shares at December 31,
    2000, and 178,800 shares at December 31, 2001...........     (308,869)    (3,540,869)
                                                              -----------    -----------
    Total stockholders' equity..............................   45,596,399     49,027,089
                                                              -----------    -----------
                                                              $55,390,228    $62,083,264
                                                              ===========    ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                          NATIONAL DENTEX CORPORATION

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                       YEARS ENDED
                                                        ------------------------------------------
                                                        DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                            1999           2000           2001
                                                        ------------   ------------   ------------
Net sales.............................................  $69,639,240    $75,679,824    $85,725,076
Cost of goods sold....................................   40,396,188     44,203,153     50,278,363
                                                        -----------    -----------    -----------
  Gross profit........................................   29,243,052     31,476,671     35,446,713
Selling, general and administrative expenses..........   20,802,705     22,132,962     25,631,096
                                                        -----------    -----------    -----------
  Operating income....................................    8,440,347      9,343,709      9,815,617
Other income (expense)................................      (57,491)       (82,754)      (128,061)
Interest income.......................................      335,722        568,496        229,497
                                                        -----------    -----------    -----------
  Income before provision for income taxes............    8,718,578      9,829,451      9,917,053
Provision for income taxes............................    3,456,431      3,868,781      3,939,325
                                                        -----------    -----------    -----------
  Net income..........................................  $ 5,262,147    $ 5,960,670    $ 5,977,728
                                                        ===========    ===========    ===========
Net income per share -- basic.........................  $      1.48    $      1.67    $      1.72
                                                        ===========    ===========    ===========
Net income per share -- diluted.......................  $      1.48    $      1.66    $      1.68
                                                        ===========    ===========    ===========
Weighted average shares outstanding -- basic..........    3,543,752      3,568,528      3,479,056
                                                        ===========    ===========    ===========
Weighted average shares outstanding -- diluted........    3,566,332      3,600,649      3,562,413
                                                        ===========    ===========    ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                          NATIONAL DENTEX CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                    COMMON STOCK
                                --------------------
                                NUMBER OF   $.01 PAR     PAID-IN      RETAINED      TREASURY
                                 SHARES      VALUE       CAPITAL      EARNINGS        STOCK         TOTAL
                                ---------   --------   -----------   -----------   -----------   -----------
BALANCE, DECEMBER 31, 1998....  3,513,148   $35,131    $14,493,655   $19,348,708            --   $33,877,494
Issuance of 19,483 shares of
  common stock under the stock
  option plans................    19,483        195        187,919            --            --       188,114
Issuance of 16,624 shares of
  common stock under the
  employee stock purchase
  plan........................    16,624        166        209,547            --            --       209,713
Issuance of 828 shares of
  common stock as director's
  fees........................       828          8         11,998            --            --        12,006
Net income....................        --         --             --     5,262,147            --     5,262,147
                                ---------   -------    -----------   -----------   -----------   -----------
BALANCE, DECEMBER 31, 1999....  3,550,083    35,500     14,903,119    24,610,855            --    39,549,474
                                ---------   -------    -----------   -----------   -----------   -----------
Issuance of 12,450 shares of
  common stock under the stock
  option plans................    12,450        125        166,887            --            --       167,012
Issuance of 17,528 shares of
  common stock under the
  employee stock purchase
  plan........................    17,528        176        215,944            --            --       216,120
Issuance of 813 shares of
  common stock as director's
  fees........................       813          8         11,984            --            --        11,992
Net income....................        --         --             --     5,960,670            --     5,960,670
Repurchase of 17,200 shares of
  common stock under the stock
  repurchase plan.............        --         --             --            --      (308,869)     (308,869)
                                ---------   -------    -----------   -----------   -----------   -----------
BALANCE, DECEMBER 31, 2000....  3,580,874    35,809     15,297,934    30,571,525      (308,869)   45,596,399
                                ---------   -------    -----------   -----------   -----------   -----------
Issuance of 25,826 shares of
  common stock under the stock
  option plans................    25,826        259        419,363            --            --       419,622
Issuance of 15,823 shares of
  common stock under the
  employee stock purchase
  plan........................    15,823        158        201,142            --            --       201,300
Issuance of 3,140 shares of
  common stock as director's
  fees........................     3,140         31         64,009            --            --        64,040
Net income....................        --         --             --     5,977,728            --     5,977,728
Repurchase of 161,600 shares
  of common stock under the
  stock repurchase plan.......        --         --             --            --    (3,232,000)   (3,232,000)
                                ---------   -------    -----------   -----------   -----------   -----------
BALANCE, DECEMBER 31, 2001....  3,625,663   $36,257    $15,982,448   $36,549,253   $(3,540,869)  $49,027,089
                                =========   =======    ===========   ===========   ===========   ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                          NATIONAL DENTEX CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      YEARS ENDED
                                                       ------------------------------------------
                                                       DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                           1999           2000           2001
                                                       ------------   ------------   ------------
Cash flows from operating activities:
  Net income.........................................  $ 5,262,147    $ 5,960,670    $  5,977,728
  Adjustments to reconcile net income to net cash
     provided by operating activities, net of effects
     of acquisitions:
          Depreciation and amortization..............    2,286,977      2,491,349       2,922,091
          (Benefit) provision for deferred income
            taxes....................................     (399,565)       (53,983)         10,175
          Issuance of common stock as director's
            fees.....................................       12,006         11,992          64,040
  Changes in operating assets and liabilities, net of
     effects of acquisitions:
          (Increase) decrease in accounts
            receivable...............................     (220,969)      (342,901)        101,053
          Increase in inventories....................     (413,416)      (615,708)       (236,418)
          (Increase) decrease in prepaid expenses....     (598,673)        52,307        (510,672)
          Increase in other assets...................      (97,878)      (798,551)       (677,119)
          Decrease in accounts payable and accrued
            liabilities..............................     (123,662)      (503,510)       (215,512)
                                                       -----------    -----------    ------------
          Net cash provided by operating
            activities...............................    5,706,967      6,201,665       7,435,366
                                                       -----------    -----------    ------------
Cash flows from investing activities:
  Payment for acquisitions, net of cash acquired.....   (2,172,123)      (967,117)     (7,532,377)
  Payment of deferred purchase price.................     (508,063)    (2,290,879)     (1,573,660)
  Additions to property and equipment, net...........   (1,751,948)    (1,932,505)     (1,640,831)
  Proceeds from officer's life insurance policy......    1,016,871             --              --
                                                       -----------    -----------    ------------
          Net cash used in investing activities......   (3,415,263)    (5,190,501)    (10,746,868)
                                                       -----------    -----------    ------------
Cash flows from financing activities:
  Net proceeds from issuance of common stock.........      397,827        383,132         620,922
  Payments for repurchases of common stock...........           --       (308,869)     (3,232,000)
                                                       -----------    -----------    ------------
          Net cash provided by (used in) financing
            activities...............................      397,827         74,263      (2,611,078)
                                                       -----------    -----------    ------------
Net increase (decrease) in cash and equivalents......    2,689,531      1,085,427      (5,922,580)
Cash and equivalents at beginning of period..........    8,525,648     11,215,179      12,300,606
                                                       -----------    -----------    ------------
Cash and equivalents at end of period................  $11,215,179    $12,300,606    $  6,378,026
                                                       ===========    ===========    ============
Supplemental disclosures of cash flow information:
  Interest paid......................................  $    10,139    $    87,422    $     11,900
                                                       ===========    ===========    ============
  Income taxes paid..................................  $ 3,897,742    $ 4,184,484    $  3,848,969
                                                       ===========    ===========    ============
Supplemental schedule of non-cash investing and
  financing activities:
  The Company purchased the operations of certain
     dental laboratories in 1999, 2000 and 2001. In
     connection with these acquisitions, liabilities
     were assumed as follows:
Fair value of assets acquired........................  $ 3,352,000    $ 3,560,000    $ 12,889,000
Cash paid............................................   (2,172,000)    (1,029,000)     (7,838,000)
Deferred purchase price at date of acquisition.......     (883,000)    (2,190,000)     (4,183,000)
                                                       -----------    -----------    ------------
     Liabilities assumed.............................  $   297,000    $   341,000    $    868,000
                                                       ===========    ===========    ============

  The accompanying notes are an integral part of these consolidated financial statements.

                          NATIONAL DENTEX CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2001

(1) ORGANIZATION

     National Dentex Corporation (the "Company") owned and operated 33 full-service dental laboratories and three branch laboratories in 27 states throughout the United States as of December 31, 2001. Working from dentists' work orders, the Company's dental laboratories custom design and fabricate dentures, crowns and fixed bridges, and other dental prosthetic appliances.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Principles of Consolidation

     The consolidated financial statements include all operations of the Company. Acquisitions are reflected from the date acquired by the Company (see
Note 3) to December 31, 2001. All significant intercompany balances and transactions have been eliminated in consolidation.

  Revenue Recognition

     Revenue is recognized as the dentists' orders are shipped. In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements". This bulletin established additional guidelines for revenue recognition. The Company's revenue recognition policy complies with this pronouncement.

  Advertising and Promotional Costs

     Advertising, promotional and marketing costs are charged to earnings in the period in which they are incurred, in accordance with AICPA Statement of Position (SOP) 93-7, "Reporting on Advertising Costs."

  Cash and Cash Equivalents

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

  Property and Equipment

     Property and equipment are stated at cost, less accumulated depreciation. Depreciation is calculated using the straight-line method over the following estimated depreciable lives:

Buildings...............................................   25 years
Furniture and fixtures..................................   5-10 years
Laboratory equipment....................................   5-10 years
Computer equipment......................................   3-5 years

     Leasehold improvements and capital leases are amortized over the lesser of the assets' estimated useful lives or the lease terms.

     Gains and losses are recognized upon the disposal of property and equipment, and the related accumulated depreciation and amortization are removed from the accounts. Maintenance, repairs and

                          NATIONAL DENTEX CORPORATION
betterments that do not enhance the value of or increase the life of the assets are charged to operations as incurred.

  Other Assets

     Included in other assets are the costs of noncompetition agreements, which are deferred and amortized on a straight-line basis according to the terms of the agreements over 5 to 10 years. Goodwill is being amortized using the straight-line method over a period of 20 years, the estimated useful life. The Company continually evaluates whether events and circumstances have occurred that indicate the remaining estimated useful life of goodwill may warrant revision or that the remaining balance of goodwill may not be recoverable. When factors indicate that goodwill should be evaluated for possible impairment, the Company uses an estimate of the related business segment's undiscounted operating income over the remaining life of the goodwill in measuring whether the goodwill is recoverable. As of December 31, 2001, there have been no impairments of goodwill. Accumulated amortization on these intangible assets was approximately $6,691,000 and $8,348,000 at December 31, 2000 and 2001,
respectively.

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

  Earnings Per Share

     In accordance with the requirements of SFAS No. 128, "Earnings per Share," basic earnings per share is computed by dividing net income by the weighted average number of shares outstanding and diluted earnings per share reflects the dilutive effect of stock options and warrants. The pro forma weighted average number of shares outstanding, the dilutive effects of outstanding stock options and warrants, and the shares under option plans that were antidilutive for the years ended December 31, 1999, 2000 and 2001 are as follows:

                                                                   YEARS ENDED DECEMBER 31
                                                              ---------------------------------
                                                                1999        2000        2001
                                                              ---------   ---------   ---------
Weighted average number of shares used in basic earnings per
  share calculation.........................................  3,543,752   3,568,528   3,479,056
Incremental shares under option plans.......................     22,580      32,121      83,357
                                                              ---------   ---------   ---------
Weighed average number of shares used in diluted earnings
  per share calculation.....................................  3,566,332   3,600,649   3,562,413
                                                              =========   =========   =========
Shares under option plans excluded in computation of diluted
  earnings per share due to antidilutive effects............    187,851     125,092      10,300
                                                              =========   =========   =========

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

                          NATIONAL DENTEX CORPORATION

  Treasury Stock Purchases

     The Company has implemented a stock repurchase program as approved by the Company's Board of Directors. The program authorizes the purchase of up to 200,000 shares of common stock in open market or privately negotiated transactions, subject to market conditions. For the years ended December 31, 2000 and 2001, the Company repurchased 17,200 shares and 161,600 shares respectively, which have been classified as treasury stock on the accompanying consolidated balance sheet.

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

  Reclassifications

     Certain amounts in the 1999 and 2000 financial statements and notes have been reclassified to conform with the 2001 presentation.

  Comprehensive Income

     SFAS No. 130, "Reporting Comprehensive Income," requires disclosure of all components of comprehensive income on an annual and interim basis. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. The Company's comprehensive income is equal to its net income for all periods presented.

  Disclosures about Segments of an Enterprise

     The Company adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," in the fiscal year ended December 31, 2000. SFAS No. 131 establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS No. 131 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate financial information is available for the evaluation by the chief decision maker, or decision-making group, in making decisions how to allocate resources and assess performance. To date, the Company has viewed its operations and manages its business principally as one operating segment.

  Recent Accounting Pronouncements

     In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 addresses the

                          NATIONAL DENTEX CORPORATION
initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination, whether acquired individually or with a group of other assets, and the accounting and reporting for goodwill and other intangibles subsequent to their acquisition. These standards require that the purchase method of accounting be used for business combinations and eliminate the use of the pooling-of-interest method. Additionally, they require that goodwill no longer be amortized but instead be subject to impairment tests at least annually. The Company is required to adopt SFAS No. 141 and SFAS No. 142 on a prospective basis as of January 1, 2002. However, effective July 1, 2001, the Company implemented certain provisions, specifically the discontinuation of goodwill amortization on acquisitions completed after June 30, 2001, and will be implementing the remaining provisions effective January 1, 2002. Goodwill amortization, which will cease effective January 1, 2002, was $653,000, $699,000 and $911,000 during the years ended December 31, 1999, 2000 and 2001, respectively. The Company is currently evaluating the remaining provisions of SFAS No. 142 to determine the effect, if any, they may have on the Company's consolidated results of operations, financial position or cash flows.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." This statement requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and it broadens the presentation of discontinued operations to include more disposal transactions. The provisions of this statement are effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early adoption permitted. The Company believes the adoption of SFAS No. 144 will not have a material impact on its results of operations or financial position.

(3) ACQUISITIONS

     During 2000, the Company acquired the following dental laboratory operations:

Pro Dental.................................................   April 2000
Emmets Dental..............................................   August 2000
Oral Arts..................................................   October 2000
Ideal Dental...............................................   November 2000

     During 2001, the Company acquired the following dental laboratory operations:

Creative Dental Ceramics...................................   March 2001
Bauer Dental Laboratory....................................   May 2001
Aronovitch Dental Laboratory...............................   July 2001
New Mexico Dental Laboratory...............................   August 2001
Crown Dental Laboratory....................................   November 2001
The Freeman Center.........................................   November 2001

     Acquisitions completed prior to July 1, 2001 have been reflected in the accompanying consolidated financial statements from the dates of acquisition, and have been accounted for as purchases in accordance with APB Opinion No. 16, "Accounting for Business Combinations." Acquisitions completed after June 30, 2001 have been reflected in the accompanying consolidated financial statements from the dates of acquisition, and have been accounted for as purchases in accordance with SFAS No. 141, "Business Combinations."

                          NATIONAL DENTEX CORPORATION

     The total purchase price has been allocated to the acquired assets and liabilities based on preliminary estimates of their related fair values, which are subject to revision. The total purchase price was allocated as follows as of December 31, 2000 and 2001:

                                                         2000         2001
                                                      ----------   -----------
Total Purchase Price................................  $3,219,000   $12,021,000
Less Fair Market Values Assigned to Assets and
  Liabilities:
  Cash..............................................      61,000       305,000
  Accounts receivable...............................     475,000     1,204,000
  Inventories.......................................     120,000       407,000
  Property and equipment............................     104,000       577,000
  Noncompete agreements.............................     412,000       720,000
  Other assets......................................       4,000        12,000
  Accounts payable..................................    (124,000)     (477,000)
  Accrued liabilities and other.....................    (217,000)     (391,000)
                                                      ----------   -----------
Goodwill............................................  $2,384,000   $ 9,664,000
                                                      ==========   ===========

     In connection with these acquisitions, the Company has incurred certain deferred purchase costs relating to noncompete agreements with certain individuals, ranging over periods of 5 to 10 years, and other contingent payments provided for in the purchase agreements.

     The following unaudited pro forma operating results of the Company assume the acquisitions had been made as of January 1, 2000. Such information includes adjustments to reflect additional depreciation, noncompete amortization, amortization of goodwill and interest expense, and is not necessarily indicative of what the results of operations would actually have been, or of the results of operations in future periods.

                                                             YEAR ENDED
                                                     ---------------------------
                                                     DECEMBER 31,   DECEMBER 31,
                                                         2000           2001
                                                     ------------   ------------
                                                             (UNAUDITED)
Net sales..........................................  $91,834,000    $93,357,000
Net income.........................................    6,886,000      6,409,000
Net income per share:
  Basic............................................  $      1.93    $      1.84
  Diluted..........................................  $      1.91    $      1.80

     For all acquisitions completed prior to July 1, 2001, the pro forma results presented above were calculated assuming that amortization expense related to goodwill was incurred throughout fiscal years 2000 and 2001. For acquisitions completed after June 30, 2001, the pro forma results from operations presented above were calculated assuming that no amortization expense related to goodwill was incurred for fiscal years 2000 and 2001, in accordance with SFAS No. 141, which was effective on July 1, 2001.

                          NATIONAL DENTEX CORPORATION

(4) INCOME TAXES

     The following is a summary of the provision for income taxes:

                                                         YEARS ENDED
                                          ------------------------------------------
                                          DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                              1999           2000           2001
                                          ------------   ------------   ------------
Federal --
  Current...............................   $3,261,696     $3,234,702     $3,192,325
  Deferred..............................     (353,230)       (45,886)         8,649
                                           ----------     ----------     ----------
                                            2,908,466      3,188,816      3,200,974
                                           ----------     ----------     ----------
State --
  Current...............................      610,300        688,062        736,825
  Deferred..............................      (62,335)        (8,097)         1,526
                                           ----------     ----------     ----------
                                              547,965        679,965        738,351
                                           ----------     ----------     ----------
                                           $3,456,431     $3,868,781     $3,939,325
                                           ==========     ==========     ==========

     Deferred income taxes are comprised of the following at December 31, 2000 and 2001:

                                                          2000         2001
                                                       ----------   ----------
Deferred Tax Assets:
Non compete agreements...............................  $  434,337   $  538,214
Other liabilities....................................     375,954      275,779
Vacation benefits....................................     201,903      201,600
Inventory basis differences..........................      30,597       30,551
Receivables basis differences........................      72,110       58,022
Other reserves.......................................      79,140       79,021
                                                       ----------   ----------
  Total deferred tax assets..........................   1,194,041    1,183,187
                                                       ----------   ----------
Deferred Tax Liabilities:
Property basis differences...........................    (451,970)    (451,291)
                                                       ----------   ----------
  Total deferred tax liabilities.....................    (451,970)    (451,291)
                                                       ----------   ----------
Net deferred tax asset...............................  $  742,071   $  731,896
                                                       ==========   ==========

     A reconciliation between the provision for income taxes computed at statutory rates and the amount reflected in the accompanying statements of income is as follows:

                                                                 YEARS ENDED
                                                  ------------------------------------------
                                                  DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                      1999           2000           2001
                                                  ------------   ------------   ------------
Statutory federal income tax rate...............      34.0%          34.0%          34.0%
State income tax, net of federal income tax
  benefit.......................................       4.6            4.6            4.9
Other...........................................       1.0            0.8            0.8
                                                      ----           ----           ----
Effective income tax rate.......................      39.6%          39.4%          39.7%
                                                      ====           ====           ====

                          NATIONAL DENTEX CORPORATION

(5) LINES OF CREDIT

     The Company maintains a financing agreement (the "Agreement") with Citizens Bank of Massachusetts (formerly State Street Bank and Trust Company) (the "Bank"). The Agreement, as amended on December 31, 2001, includes a revolving lines of credit of $4,000,000 and a term facility of $8,000,000. The interest rate on both lines of credit is the prime rate minus 0.5% or the London Interbank Offered Rate (LIBOR) rate plus 1.5%, at the Company's option. Both lines of credit mature on June 30, 2004.

     A commitment fee of one-eighth of 1% is payable on the unused amount of both lines of credit. As of December 31, 2001, the full principal amount was available to the Company under both lines of credit. The Agreement requires compliance with certain covenants, including the maintenance of net worth and other financial ratios. As of December 31, 2001, the Company was in compliance with these covenants.

(6) BENEFIT PLANS

     The Company has an employee savings plan (the "Plan") under Internal Revenue Service (IRS) Code Section 401(k). The Plan allows contributions of up to 10% of a participant's salary, a portion of which is matched in cash by the Company. The Company contributes this amount once a year, within 120 days after December 31, the Plan's year-end. All employees are eligible to participate in the Plan after completing one year of service with the Company and the attainment of age 21. Participants become fully vested after six years of service or upon attaining age 65. The Company has incurred charges to operations of approximately $401,000, $412,000 and $398,000 to match contributions for the years ended December 31, 1999, 2000 and 2001, respectively.

     The Company has an incentive plan, the Laboratory Plan, for dental laboratory management and other designated key employees who could directly influence the financial performance of an individual dental laboratory. Eligibility is determined annually for each laboratory. Each participant is eligible to receive an amount based on the achievement of certain earnings levels of the participant's laboratory, as defined. The Company has incurred charges to operations of approximately $2,157,000, $2,472,000 and $2,725,000 for the years ended December 31, 1999, 2000 and 2001, respectively, under the Laboratory Plan.

     The Company has an executive bonus plan (the "Executive Plan") for key executives and management of the Company, and a management bonus plan (the "Managers Plan") for laboratory group managers. Eligibility to participate in each plan is determined annually. Participants are eligible to receive a bonus, based on a percentage of salary, dependent upon the achievement of earnings targets, as defined. The bonus is distributed within 90 days after year-end. The Company has incurred aggregate charges to operations of approximately $507,000, $465,000 and $216,000, for the years ended December 31, 1999, 2000 and 2001, respectively, with respect to these plans.

     The Company established a Supplemental Executive Retirement Plan ("SERP") for certain key employees providing for annual benefits payable over a period of 10 years beginning at age 65 or date of retirement. Benefits will be funded by life insurance contracts purchased by the Company. The cost of these benefits is being charged to expense and accrued using a present value method over the expected terms of employment. The charges to expense for the years ended December 31, 1999, 2000 and 2001, were approximately $171,000, $197,000 and
$284,000, respectively.

(7) COMMITMENTS AND CONTINGENCIES

  Operating Leases

     The Company is committed under various noncancelable operating lease agreements covering its office space and dental laboratory facilities and certain equipment. Certain of these leases also require the Company to pay maintenance, repairs, insurance and related taxes. The total rental expense for the years ended

                          NATIONAL DENTEX CORPORATION

December 31, 1999, 2000 and 2001 was approximately $2,015,000, $2,068,000 and
$2,278,000, respectively. The approximate aggregate minimum lease commitments under these leases as of December 31, 2001 are as follows:

YEAR                                                         AMOUNT
----                                                       ----------
2002....................................................   $2,176,000
2003....................................................    1,785,000
2004....................................................    1,314,000
2005....................................................    1,144,000
2006....................................................      777,000
Thereafter..............................................    2,357,000
                                                           ----------
                                                           $9,553,000
                                                           ==========

  Employment Contracts and Change-in-Control Arrangements

     In April 1995 and January 2001, the Company entered into employment contracts and change-in-control arrangements with certain key executives. The initial term of these employment contracts expired in April 1998, and the contracts by their terms renew automatically thereafter until termination by the Company or the executive. The change-in-control arrangements provide certain severance benefits in the event that the executive is terminated by the Company without cause or the executive terminates his employment contract for certain specified reasons.

(8) STOCK OPTIONS AND EMPLOYEE STOCK PURCHASE PLAN

  Stock Option Plans

     In May 1992, the Company's Board of Directors (the "Board") adopted the 1992 Long-Term Incentive Plan (the "LTIP"). Under the LTIP, the Board may grant stock options, stock appreciation rights, restricted stock, deferred stock, stock purchase rights and other stock-based compensation to key employees, officers and directors of the Company. In August 1995, the Board amended the LTIP to increase the number of shares of common stock reserved for issuance under the plan from 150,000 to 235,000, in April 1997 to 335,000 and in April 1998 to 485,000. As of December 31, 2001, 388,743 options were outstanding, at exercise prices ranging between $12.25 and $21.88 per share, which represent the fair market values on the respective dates of grant. Of these options, 235,692 were exercisable at December 31, 2001.

                          NATIONAL DENTEX CORPORATION

     The following summarizes the transactions of the Company's LTIP for the years ended December 31, 1999, 2000 and 2001:

                                          1999                  2000                  2001
                                   -------------------   -------------------   -------------------
                                              WEIGHTED              WEIGHTED              WEIGHTED
                                              AVERAGE               AVERAGE               AVERAGE
                                              EXERCISE              EXERCISE              EXERCISE
                                    SHARES     PRICE      SHARES     PRICE      SHARES     PRICE
                                   --------   --------   --------   --------   --------   --------
Outstanding at beginning of
  year...........................   370,138    $17.28     325,624    $17.51     315,751    $16.33
  Granted........................     6,980     16.75      74,650     13.09     104,500     20.25
  Exercised......................   (19,483)     9.66     (12,450)    13.41     (25,826)    16.25
  Canceled.......................   (32,011)    18.66     (72,073)    18.83      (5,682)    16.46
                                   --------    ------    --------    ------    --------    ------
Outstanding at end of year.......   325,624    $17.51     315,751    $16.33     388,743    $17.39
                                   ========    ======    ========    ======    ========    ======
Exercisable at end of year.......   233,096    $17.66     216,762    $17.53     235,692    $16.99
Weighted average fair value of
  options granted................  $   3.76              $   2.72              $   3.69

     Of the options outstanding at December 31, 2001, 110,409 have exercise prices between $12.25 and $15.00, with a weighted average price of $12.97 and a weighted average remaining contractual life of 6.4 years. Of these options, 64,526 are exercisable at a weighted average exercise price of $12.94. Another 103,159 of the options outstanding have exercise prices between $15.25 and $20.13, with a weighted average exercise price of $16.97 and a weighted average remaining contractual life of 6.1 years. Of these options, 100,491 are exercisable at a weighted average exercise price of $16.97. The remaining 175,175 options have exercise prices between $20.25 and $21.88, with a weighted average exercise price of $20.43 and a weighted average remaining contractual life of 7.6 years. Of these options, 70,675 are exercisable at a weighted average exercise price of $20.70.

     In January, 2001, the Company's Board of Directors adopted the 2001 Stock Plan. Under this plan, the Board may grant stock options, stock appreciation rights, restricted stock, deferred stock, stock purchase rights and other stock-based compensation to key employees, officers and directors of the Company. The Board reserved 300,000 shares of common stock for issuance under the Plan.

     The following summarizes the transactions of the Company's 2001 Stock Plan for the year ended December 31, 2001:

                                                                 2001
                                                       -------------------------
                                                                     WEIGHTED
                                                                     AVERAGE
                                                        SHARES    EXERCISE PRICE
                                                       --------   --------------
Outstanding at beginning of year.....................        --       $   --
  Granted............................................   116,750        20.47
  Exercised..........................................        --           --
  Canceled...........................................        --           --
                                                       --------       ------
Outstanding at end of year...........................   116,750       $20.47
                                                       ========       ======
Exercisable at end of year...........................        --       $ 0.00
Weighted average fair value of options granted.......  $   3.76

     The options outstanding at the end of December 31, 2001 have exercise prices between $20.05 and $21.05, with a weighted average price of $20.47 and a weighted average remaining contractual life of 9.3 years. None of these options are exercisable at December 31, 2001.

                          NATIONAL DENTEX CORPORATION

     Also, the Company has the 1992 Employees' Stock Purchase Plan (the "Stock Purchase Plan"), as amended in April 2000, under which an aggregate of 200,000 shares of the Company's common stock may be purchased, through a payroll deduction program, primarily at a price equal to 85% of the fair market value of the common stock on either April 1, 2001 or March 31, 2002, whichever is lower. The number of shares of common stock purchased through the Stock Purchase Plan for 1999, 2000 and 2001 were 16,624, 17,528 and 15,823, respectively.

     The Company accounts for the LTIP, 2001 Stock Plan and the Stock Purchase Plan under APB Opinion No. 25, under which no compensation cost has been recognized. Had compensation costs for these plans been determined consistent with SFAS No. 123, the Company's net income and earnings per share would have been reduced to the following pro forma amounts:

                                                                    DECEMBER 31,
                                                        ------------------------------------
                                                           1999         2000         2001
                                                        ----------   ----------   ----------
Net Income:             As reported..................   $5,262,147   $5,960,670   $5,977,728
                        Pro forma....................    4,852,296    5,646,801    5,411,534
Earnings per share:     As reported, basic...........        $1.48        $1.67        $1.72
                        As reported, diluted.........         1.48         1.66         1.68
                        Pro forma, basic.............         1.37         1.58         1.56
                        Pro forma, diluted...........         1.37         1.58         1.53

     In calculating the pro forma information set forth above, the fair value of each option grant under the LTIP, the 2001 Stock Plan and the Stock Purchase Plan is estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1999, 2000 and 2001, respectively: risk-free interest rates of between 5.56% and 6.47% for the 1999 option grants, between 4.56% and 5.49% for the 2000 option grants and between 0.48% and 3.68% for the 2001 option grants; no expected dividend yield for any plan year; expected lives of between one and three years for the 1999, 2000 and 2001 option grants, based on vesting periods; expected volatility of between 30.96% and 32.78% for option grants in 1999, between 30.45% and 30.75% for option grants in 2000, and between 28.61% and 29.65% for option grants in 2001.

                                                                     SCHEDULE II

                          NATIONAL DENTEX CORP0RATION

                       VALUATION AND QUALIFYING ACCOUNTS

                                             BALANCE
                                               AT       CHARGED TO                            BALANCE AT
                                            BEGINNING   COSTS AND                               END OF
                                            OF PERIOD    EXPENSES    WRITE-OFFS   DEDUCTION     PERIOD
                                            ---------   ----------   ----------   ---------   ----------
Allowance for Doubtful Accounts:
  December 31, 1999.......................   144,549      94,059       42,850        --        195,758
  December 31, 2000.......................   195,758     137,567       59,311        --        274,014
  December 31, 2001.......................   274,014     105,763       72,310        --        307,467

                                     NOTES
--------------------------------------------------------------------------------