Form 10-Q
period 2002-03-31
NATIONAL DENTEX CORP /MA/
filed 2002-05-15
CIK 913616

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                                     of the
                         Securities Exchange Act of 1934

For the Quarter ended March 31, 2002           Commission File Number: 000-23092


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

                      Yes     X              No
                      ---------              ----------


Number of shares of Common Stock outstanding as of May 9, 2002:    3,480,221.
                                                                   ----------

                           NATIONAL DENTEX CORPORATION


                                    FORM 10-Q


                          Quarter Ended March 31, 2002




                                Table of Contents


                                                                                                  Page

PART I.    Financial Information

Item 1.    Financial Statements:

           Consolidated Balance Sheets as of December 31, 2001 and March 31,                        3
           2002 (Unaudited)

           Consolidated Statements of Income for the three months                                   4
           ended March 31, 2001 and March 31, 2002 (Unaudited)

           Consolidated Statements of Stockholders' Equity for the three                            5
           months ended March 31, 2002 (Unaudited)

           Consolidated Statements of Cash Flows for the three months
           ended March 31, 2001 and March 31, 2002 (Unaudited)                                      6

           Notes to Consolidated Financial Statements                                               7

Item 2.    Management's Discussion and Analysis of Financial Condition and                          9
           Results of Operations

Item 3.    Quantitative and Qualitative Disclosures About Market Risk                              12

PART II.   Other Information                                                                       13
-------


           Signatures                                                                              15



                                                          NATIONAL DENTEX CORPORATION

                                                          CONSOLIDATED BALANCE SHEETS

                                                                         December 31,                  March 31,
                                                                             2001                        2002
                                                                             ----                        ----
                                                                                                      (Unaudited)
                                   ASSETS
                                   ------

CURRENT ASSETS:
   Cash and cash equivalents.................................  $           6,378,026         $            5,421,717
   Accounts receivable:
     Trade, less allowance of $307,000 in 2001 and
      $213,000 in 2002.......................................              9,582,266                     10,503,050
     Other...................................................                491,120                        486,224
   Inventories...............................................              5,220,462                      5,309,594
   Prepaid expenses..........................................              1,792,607                      1,923,884
   Deferred tax asset........................................                369,195                        354,975
                                                               ---------------------        -----------------------
    Total current assets.....................................             23,833,676                     23,999,444
                                                               ---------------------        -----------------------
PROPERTY AND EQUIPMENT:
   Land and buildings........................................              4,585,731                      4,585,731
   Leasehold and building improvements.......................              5,191,126                      5,311,590
   Laboratory equipment......................................              8,880,778                      9,046,405
   Furniture and fixtures....................................              3,012,380                      3,060,090
                                                               ---------------------        -----------------------
                                                                          21,670,015                     22,003,816
     Less - Accumulated depreciation and amortization........             11,346,581                     11,679,277
                                                               ---------------------        -----------------------
     Net property and equipment..............................             10,323,434                     10,324,539
                                                               ---------------------        -----------------------
OTHER ASSETS, net:
   Goodwill..................................................             21,645,288                     21,817,008
   Non-competition agreements................................              3,568,480                      3,236,576
   Deferred tax asset........................................                362,701                        378,918
   Other assets..............................................              2,349,685                      2,460,964
                                                               ---------------------        ------------------------
                                                                          27,926,154                     27,893,466
                                                               ---------------------        ------------------------
                                                               $          62,083,264        $            62,217,449
                                                               ---------------------        ------------------------


                    LIABILITIES AND STOCKHOLDERS' EQUITY
                    ------------------------------------

CURRENT LIABILITIES:
   Accounts payable..........................................    $         1,889,234         $            2,094,314
   Accrued liabilities:
    Payroll and employee benefits............................              3,540,899                      2,009,353
    Current portion of deferred purchase price...............              2,778,160                      2,222,857
    Other accrued expenses...................................                565,042                      1,437,814
                                                                 -------------------          ---------------------
    Total current liabilities................................              8,773,335                      7,764,338
                                                                 -------------------          ---------------------

LONG TERM LIABILITIES:
   Payroll and employee benefits.............................              1,224,231                      1,304,664
   Deferred purchase price...................................              3,058,609                      2,391,194
                                                                 -------------------          ---------------------
     Total long-term liabilities.............................              4,282,840                      3,695,858
                                                                 -------------------          ---------------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS EQUITY:
   Preferred stock, $.01 par value
     Authorized - 500,000 shares
     None issued and outstanding.............................                      -                              -
   Common stock, $.01 par value
     Authorized - 8,000,000 shares
     Issued - 3,625,663 shares at December 31, 2001,
       and 3,636,657 shares at March 31, 2002
       Outstanding - 3,446,863 shares at December 31,
       2001, and 3,457,857 shares at March 31, 2002..........                 36,257                         36,367
   Paid-in capital...........................................             15,982,448                     16,143,402
   Retained earnings.........................................             36,549,253                     38,118,353
   Treasury Stock at cost - 178,800 shares at
    December 31, 2001 and 178,800 shares at March 31, 2002...             (3,540,869)                    (3,540,869)
                                                                 -------------------          ---------------------
     Total stockholders' equity..............................             49,027,089                     50,757,253
                                                                 -------------------          ---------------------
                                                                 $        62,083,264          $          62,217,449
                                                                 -------------------          ---------------------


The accompanying notes are an integral part of these consolidated financial statements.


                                                          NATIONAL DENTEX CORPORATION

                                                       CONSOLIDATED STATEMENTS OF INCOME

                                                                  (UNAUDITED)

                                                                              Three months ended
                                                                 March 31, 2001                 March 31, 2002
                                                                 --------------                 --------------


Net sales........................................... $             20,605,601        $           23,414,179

Cost of goods sold..................................               12,134,653                    13,630,554
                                                                    ---------                     ---------
   Gross profit.....................................                8,470,948                     9,783,625

Selling, general and administrative expenses........                6,066,437                     7,150,320
                                                                    ---------                     ---------
   Operating income.................................                2,404,511                     2,633,305

Other expense ......................................                   28,080                        29,791

Interest income.....................................                  112,963                        33,629
                                                                    ---------                     ---------
   Income before provision for income taxes.........                2,489,394                     2,637,143

Provision for income taxes..........................                1,004,371                     1,068,043
                                                                    ---------                     ---------
   Net income ...................................... $              1,485,023        $            1,569,100
                                                                    =========                     =========


Net income per share - Basic                         $                    .42        $                  .45
                                                                    =========                     =========

Net income per share - Diluted                       $                    .42        $                  .44
                                                                    =========                     =========

Weighted average shares outstanding - Basic                         3,498,232                     3,450,439
                                                                    =========                     =========

Weighted average shares outstanding - Diluted                       3,574,130                     3,596,393
                                                                    =========                     =========



The accompanying notes are an integral part of these consolidated financial statements.


                                                                    NATIONAL DENTEX CORPORATION

                                                          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                            (Unaudited)


                                              Common Stock
                                              ------------

                                        Number of      $.01 Par       Paid-in          Retained       Treasury
                                         Shares          Value        Capital          Earnings         Stock          Total
                                       ------------   ------------ --------------   -------------  -------------    ----------
BALANCE, December 31, 2001...........   3,625,663       $36,257    $ 15,982,448    $36,549,253      (3,540,869)    $49,027,089


Issuance of 10,994 shares of common
  stock under the stock option
  plans..............................      10,994           110         160,954             --            --           161,064
Net income...........................          --            --             --       1,569,100            --         1,569,100
BALANCE, March 31, 2002..............   3,636,657   $    36,367    $ 16,143,402    $38,118,353     $(3,540,869)  $  50,757,253
                                        ---------   -----------    ------------    -----------     ------------  -------------



The accompanying notes are an integral part of these consolidated financial statements.


                                                          NATIONAL DENTEX CORPORATION

                                                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  (UNAUDITED)

                                                                                      For the three months ended March 31,

                                                                                         2001                          2002
                                                                                  ----------------              ----------------
Cash flows from operating activities:

Net income..............................................................               $1,485,023                    $1,569,100
Adjustments to reconcile net income to net cash provided by operating activities, net of effects of acquisitions:
    Depreciation and amortization.......................................                  678,231                       534,976
    (Benefit) provision for deferred income taxes.......................                  (64,652)                       (1,997)
Changes in operating assets and liabilities, net of effects of acquisitions:
    Increase in accounts receivable.....................................               (1,097,669)                     (915,888)
    Increase in inventories.............................................                 (138,916)                      (89,132)
    Increase in prepaid expenses .......................................                 (340,667)                     (131,277)
    Increase in other assets............................................                  (61,679)                     (151,260)
    Decrease in accounts payable and accrued liabilities................                 (833,675)                     (317,876)
                                                                                  ---------------               ---------------
    Net cash (used in) provided by operating activities.................                 (374,004)                      496,646
                                                                                  ---------------               ---------------
Cash flows from investing activities:
  Payment for acquisitions, net of cash acquired........................               (1,054,771)                           -
  Payment of deferred purchase price....................................               (1,201,633)                   (1,278,103)
  Additions to property and equipment, net..............................                 (180,691)                     (335,916)
                                                                                  ---------------               ---------------
    Net cash used in investing activities...............................               (2,437,095)                   (1,614,019)
                                                                                  ---------------               ---------------
Cash flows from financing activities:
  Proceeds from issuance of common stock................................                  197,138                       161,064
  Repurchases of common stock...........................................               (2,178,000)                            -
                                                                                  ---------------               ---------------
    Net cash (used in) provided by financing activities.................               (1,980,862)                      161,064
                                                                                  ---------------               ---------------
Net decrease in cash....................................................               (4,791,961)                     (956,309)

Cash at beginning of period.............................................               12,300,606                     6,378,026
                                                                                  ---------------               ---------------
Cash at end of period...................................................               $7,508,645                    $5,421,717
                                                                                  ---------------               ---------------
Supplemental disclosures of cash flow information:
  Interest paid.........................................................                   $2,407                        $3,429
                                                                                  ---------------               ---------------
  Income taxes paid.....................................................                 $151,157                       $56,900
                                                                                  ---------------               ---------------


The accompanying notes are an integral part of these consolidated financial statements.

                           NATIONAL DENTEX CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 2002

(1) Interim Financial Statements

The accompanying unaudited financial statements include all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for fair presentation of the results of operations for the periods presented. Interim results are not necessarily indicative of the results to be expected for a full year.

Certain information and footnote disclosures normally included in financial statements, prepared in accordance with generally accepted accounting principles, have been condensed or omitted as allowed by Form 10-Q. The accompanying unaudited consolidated financial statements should be read in conjunction with the Company's consolidated financial statements for the year ended December 31, 2001 as filed with the Securities and Exchange Commission on Form 10-K.

(2) Earnings Per Share

Basic earnings per share was computed by dividing net income by the weighted-average common shares outstanding. Diluted earnings per share was computed by giving effect to all dilutive potential common shares outstanding. These shares include shares issuable upon the exercise of options and warrants as determined by the application of the treasury stock method. At March 31, 2002, all outstanding options were determined to be issuable. The calculation of basic earnings per share and diluted earnings per share is as follows:



                                                            Three Months Ended                Three Months Ended
                                                              March 31, 2001                    March 31, 2002
                                                              --------------                    --------------

Net income applicable to common stock                           $1,485,023                        $1,569,100
                                                                ==========                        ==========

Computation of Basic Earnings per Share:
---------------------------------------

Weighted average common shares outstanding                       3,498,232                         3,450,439

Basic earnings per share                                              $.42                              $.45

Computation of Diluted Earnings per Share:
-----------------------------------------

Weighted average common shares outstanding                       3,498,232                         3,450,439

Shares issuable from assumed exercise of options
 and warrants (as determined by the application
 of the treasury stock method)                                      75,898                           145,954
                                                                    ------                          --------

Weighted average common shares outstanding as adjusted           3,574,130                         3,596,393

Diluted earnings per share                                            $.42                              $.44


(3) Comprehensive Income

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

(4) Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination, whether acquired individually or with a group of other assets, and the accounting and reporting for goodwill and other intangibles subsequent to their acquisition. These standards require that the purchase method of accounting be used for business combinations and eliminate the use of the pooling-of-interest method. Additionally, they require that goodwill no longer be amortized but instead be subject to impairment tests at least annually. The Company was required to adopt SFAS No. 141 and SFAS No. 142 on a prospective basis as of January 1, 2002. In accordance with the provisions of SFAS No. 141 and SFAS No. 142, the Company no longer amortizes goodwill. In the prior year period ended March 31, 2001, the Company incurred goodwill amortization expense of approximately $205,000.

(5) Subsequent Events

Effective April 1, 2002, the Company acquired all of the outstanding capital stock of Fox Dental Company of Tampa, Florida.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Liquidity and Capital Resources

     The Company's working capital increased from $15,060,000 at December 31, 2001 to $16,235,000 at March 31, 2002. Cash and equivalents decreased $956,000 from $6,378,000 at December 31, 2001 to $5,422,000 at March 31, 2002. Operating
activities provided $497,000 in cash flow for the three month period ending March 31, 2002.

     Cash outflows related to dental laboratory acquisitions totaled $1,278,000 for the three months ended March 31, 2002. Capital expenditures for the same period were $336,000.

     The Company maintains a financing agreement (the "Agreement") with Citizens Bank of Massachusetts (the "Bank"). The Agreement, as amended and extended effective December 31, 2001, includes a revolving line of credit of $4,000,000 and a term facility of $8,000,000. The interest rate on both lines of credit is the prime rate minus 0.5% or the London Interbank Offered Rate (LIBOR) rate plus 1.5%, at the Company's option. Both lines of credit mature on June 30, 2004.

     A commitment fee of one eighth of 1% is payable on the unused amount of both lines of credit. At March 31, 2002, the full principal amount was available to the Company under both lines of credit. The Agreement requires compliance with certain covenants, including the maintenance of specified net worth and other financial ratios. As of March 31, 2002, the Company was in compliance with these covenants.

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

Results of Operations

     The following table sets forth for the periods indicated the percentage of net sales represented by certain items in the Company's Consolidated Financial
Statements:


                                                                            Three months Ended
                                                                    March 31, 2001            March 31, 2002
                                                                    --------------            --------------
Net sales                                                                  100.0%                   100.0%

Cost of goods sold                                                           58.9                     58.2
                                                                             ----                     ----

Gross profit                                                                 41.1                     41.8

Selling, general and administrative expenses                                 29.4                     30.5
                                                                             ----                     ----

Operating income                                                             11.7                     11.3



Other expense                                                                 0.1                      0.1

Interest income                                                               0.5                      0.1
                                                                              ---                      ---

Income before provision for income taxes                                     12.1                     11.3

Provision for income taxes                                                    4.9                      4.6
                                                                              ---                      ---
Net income                                                                   7.2%                     6.7%
                                                                             ----                     ----



Three Months Ended March 31, 2002 Compared with Three Months Ended March 31,
2001

Net Sales

     For the quarter ended March 31, 2002, net sales increased $2,808,000 or 13.6% over the corresponding period of the prior year. Approximately $3,100,000 of sales growth was attributable to business at dental laboratories owned less than one year. Same laboratory sales decreased slightly during the quarter ended March 31, 2002. However, during the quarter ended March 31, 2002 there was one less sales day than during the comparable quarter ended March 31, 2001. When adjusted to a sales per day basis, same laboratory sales growth was .1%.

Cost of Goods Sold

     The Company's cost of goods sold increased by $1,496,000 or 12.3% in the quarter ended March 31, 2002 over the same three month period ending March 31, 2001, attributable primarily to increased unit sales. As a percentage of sales, cost of goods sold decreased from 58.9% to 58.2%. Increases in labor were more than offset by decreases in laboratory overhead expenses and material costs. Material costs have decreased as the cost of palladium, a component of dental alloys, has stabilized after several years of steep increases. Additionally, during 2001 the Company started to reduce its reliance on palladium through the substitution of alternative materials.

Selling, General and Administrative Expenses

     Operating expenses, which consist of selling, delivery, administrative expense and amortization both at the laboratory and corporate level, increased by $1,084,000 or 17.9% during the three months ended March 31, 2002 over the corresponding period in 2001. Operating expenses increased as a percentage of net sales from 29.4% to 30.5% during the three months ended March 31, 2002 compared with the corresponding period in 2001. Decreases in expenses associated with delivery costs and amortization charges were offset by increases in administrative costs and advertising and promotional expenses. The decline in amortization expense was attributable to the impact of the implementation of SFAS No. 141 and SFAS No. 142. Selling and Corporate Overhead expenses increased as the Company continued development and implementation of a national marketing program, "The NDX Reliance Program." The Company has continued to absorb the staffing, training and marketing expenses necessary for the success of the program.

Operating Income

     Due to the increase in net sales, partially offset by increases in operating expenses as a percent of net sales, operating income increased $229,000 or 9.5% for the three month period ending March 31, 2002 versus the corresponding period for the prior year.


Interest (Expense) Income

     Interest income decreased by $79,000 or 70.2% in the three months ended March 31, 2002 over the corresponding period in 2001. The decrease was primarily due to lower investment principal and lower interest rates.

Provision for Income Taxes

     The provision for income taxes increased to $1,068,000 for the three month period ending March 31, 2002 from $1,004,000 in the corresponding period in 2001. This $64,000 increase was the result of increased income and a higher effective tax rate. The 40.3% effective tax rate for the three month period ending March 31, 2001 increased to 40.5% for the current period.

Net Income

     As a result of all the factors discussed above, net income increased to $1,569,100 or $0.44 per share on a diluted basis for the three months ended March 31, 2002 from $1,485,000 or $0.42 per share on a diluted basis for the corresponding period in 2001.

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

Item 4.    Submission of Matters to a Vote of Security Holders:
-------

     The Company's Special Meeting in lieu of an Annual Meeting of Stockholders was held on April 9, 2002. On February 19, 2002, the record date for the meeting, there were 3,449,881 shares of Common Stock outstanding, of which 2,395,156 shares or 69.4% were represented at the meeting or by proxy. At the meeting, the following matters were voted upon and approved:


     (a) Proposal to fix the number of directors at five and to elect the following persons as directors.


            Name                          Number of Votes Cast                    Number of Votes Withheld
            ----
                                              FOR Nominee                                FROM Nominee
                                          ----------------------                   --------------------------

Jack R. Crosby                               2,392,147                                      3,009

David V. Harkins                             2,350,503                                     44,653

Norman F. Strate                             2,394,675                                        481

David L. Brown                               2,394,675                                        481

Daniel A. Grady                              2,394,351                                        805



     (b) Proposal to approve the appointment of Arthur Andersen LLP as auditors.


Number of Votes Cast            Number of Votes Cast          Number of Votes
   FOR Proposal                   AGAINST Proposal                ABSTAINED
--------------------            -------------------            --------------

    2,355,912                        33,507                          5,737

Item 5.    Other Information:
-------

     a. See footnote 5 to the Consolidated Financial Statements for information regarding subsequent events.
     b. The Company's Board of Directors elected the Company's audit committee, consisting of Daniel A. Grady, chairman, Norman F. Strate and Jack R. Crosby, at a regular Board of Directors meeting held on April 9, 2002.

Item 6.    Exhibits and Reports on form 8-K:
-------

     a.   Reports on Form 8-K: None
     b.   Exhibits: Not applicable

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

                                   NATIONAL DENTEX CORPORATION
                                   ---------------------------
                                   Registrant



May 15, 2002                 By:/s/ David L. Brown
                                ---------------------------------------
                             David L. Brown,
                             President, CEO, and Director
                             (Principal Executive Officer)


May 15, 2002                 By:/s/ Richard F. Becker
                                ---------------------------------------
                             Richard F. Becker, Jr.
                             Chief Financial Officer, Vice President, Treasurer
                             (Principal Financial and Accounting Officer)