Form 10-Q
period 2002-06-30
NATIONAL DENTEX CORP /MA/
filed 2002-08-14
CIK 913616

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                                     of the
                         Securities Exchange Act of 1934

For the Quarter ended June 30, 2002           Commission File Number: 000-23092


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

                                Yes     X              No
                                    ---------             ----------


Number of shares of Common Stock outstanding as of August 9, 2002:    3,484,643.
                                                                    -----------

                                    FORM 10-Q


                           Quarter Ended June 30, 2002




                                Table of Contents
                                -----------------




PART I.  Financial Information
------

Item 1. Financial Statements:                                           Page

   Consolidated Balance Sheets as of December 31, 2001 and June 30,       3
   2002 (Unaudited)

   Consolidated Statements of Income for the three and six months         4
   ended June 30, 2001 (Unaudited) and June 30, 2002 (Unaudited)

   Consolidated Statement of Stockholders' Equity for the six             5
   months ended June 30, 2002 (Unaudited)

   Consolidated Statements of Cash Flows for the six months ended         6
   June 30, 2001 (Unaudited) and June 30, 2002 (Unaudited)

   Notes to Consolidated Financial Statements                             7

Item 2.  Management's Discussion and Analysis of Financial Condition     10
         and Results of Operations

Item 3.  Quantitative and Qualitative Disclosures About Market Risk      14

PART II. Other Information                                               15
-------

                  Signatures                                             16



                        NATIONAL DENTEX CORPORATION

                        CONSOLIDATED BALANCE SHEETS
                                                   December 31,      June 30,
                                                       2001            2002
                                                   ------------    ------------
                                                                    (Unaudited)
                              ASSETS
CURRENT ASSETS:               ------
 Cash and cash equivalents....................... $  6,378,026     $  6,264,338
 Accounts receivable:
  Trade, less allowance of $307,000 in 2001 and
   $194,000 in 2002..............................    9,582,266       10,758,054
  Other..........................................      491,120          498,967
 Raw material inventories........................    5,220,462        5,486,896
 Prepaid expenses................................    1,792,607        1,872,155
 Deferred tax asset..............................      369,195          349,924
                                                    ----------       ----------
  Total current assets...........................   23,833,676       25,230,334
                                                    ----------       ----------

PROPERTY, PLANT AND EQUIPMENT:
 Land and buildings..............................    4,585,731        4,585,731
 Leasehold and building improvements.............    5,191,126        5,621,319
 Laboratory equipment............................    8,880,778        9,553,763
 Furniture and fixtures..........................    3,012,380        3,209,526
                                                    ----------       ----------
                                                    21,670,015       22,970,339
 Less- Accumulated depreciation and amortization    11,346,581       11,908,511
                                                    ----------       ----------
 Net property, plant and equipment...............   10,323,434       11,061,828
                                                    ----------       ----------
OTHER ASSETS, net:
 Goodwill........................................   21,645,288       23,119,854
 Non-competition agreements......................    3,568,480        3,176,162
 Deferred tax asset..............................      362,701          398,956
 Other assets....................................    2,349,685        2,932,368
                                                    ----------       ----------
   Total other assets............................   27,926,154       29,627,340
                                                    ----------       ----------
   Total assets.................................. $ 62,083,264     $ 65,919,502
                                                    ==========       ==========

            LIABILITIES AND STOCKHOLDERS' EQUITY
            ------------------------------------
CURRENT LIABILITIES:
 Accounts payable................................ $  1,889,234     $  2,288,989
 Accrued liabilities:
  Payroll and employee benefits..................    3,540,899        3,608,498
  Current portion of deferred purchase price.....    2,778,160        2,501,040
  Other accrued expenses.........................      565,042          838,791
                                                     ---------        ---------
  Total current liabilities......................    8,773,335        9,237,318
                                                     ---------        ---------
LONG TERM LIABILITIES:
 Payroll and employee benefits...................    1,224,231        1,397,322
 Deferred purchase price.........................    3,058,609        2,189,611
                                                     ---------        ---------
   Total long-term liabilities...................    4,282,840        3,586,933
                                                     ---------        ---------
COMMITMENTS AND CONTINGENCIES
-----------------------------
STOCKHOLDERS' EQUITY:
 Preferred stock, $.01 par value
  Authorized - 500,000 shares
  None issued and outstanding....................            -                -
 Common stock, $.01 par value
  Authorized - 8,000,000 shares
  Issued - 3,625,663 shares at December 31, 2001,
   and 3,662,973 shares at June 30, 2002
   Outstanding - 3,446,863 at December 31, 2001,
   and 3,484,173 shares at June 30, 2002.........       36,257           36,630
 Paid-in capital.................................   15,982,448       16,609,798
 Retained earnings...............................   36,549,253       39,989,692
 Treasury Stock at cost - 178,800 shares at
  December 31, 2001 and June 30, 2002............   (3,540,869)      (3,540,869)
                                                    ----------       ----------
   Total stockholders' equity....................   49,027,089       53,095,251
                                                    ----------       ----------
   Total liabilities and stockholders' equity.... $ 62,083,264     $ 65,919,502
                                                    ==========       ==========



              The accompanying notes are an integral part of these
                       consolidated financial statements.


                           NATIONAL DENTEX CORPORATION

                        CONSOLIDATED STATEMENTS OF INCOME

                                   (UNAUDITED)


                                    Three months ended       Six months ended
                                    ------------------       ----------------

                                  June 30,     June 30,    June 30,    June 30,
                                    2001         2002        2001        2002
                                  --------     --------    --------    --------

Net sales....................  $ 21,861,049 $ 25,197,082 $42,466,650 $48,611,261

Cost of goods sold...........    12,559,818   14,461,645  24,694,471  28,092,199
                                 ----------   ----------  ----------  ----------
   Gross profit..............     9,301,231   10,735,437  17,772,179  20,519,062

Selling, general and
 administrative expenses.....     6,376,841    7,537,210  12,443,278  14,687,530
                                 ----------   ----------  ----------  ----------

   Operating income..........     2,924,390    3,198,227   5,328,901   5,831,532

Other expense................        31,800       62,802      59,880      92,593

Interest income..............        59,868        9,681     172,831      43,310
                                  ---------    ---------   ---------   ---------
  Income before provision for
   income taxes..............     2,952,458    3,145,106   5,441,852   5,782,249

Provision for income taxes...     1,169,370    1,273,767   2,173,741   2,341,810
                                  ---------    ---------   ---------   ---------

   Net income ...............  $  1,783,088 $  1,871,339  $3,268,111 $ 3,440,439
                                  =========    =========   =========   =========

Net income per share - Basic   $        .51 $        .54  $      .94 $       .99
                                  =========    =========   =========   =========

Net income per share - Diluted $        .50 $        .52  $      .92 $       .95
                                  =========    =========   =========   =========

Weighted average shares
 outstanding - Basic              3,485,005    3,479,104   3,491,582   3,464,850
                                  =========    =========   =========   =========
Weighted average shares
 outstanding - Diluted            3,570,859    3,615,262   3,569,819   3,602,877
                                  =========    =========   =========   =========



              The accompanying notes are an integral part of these
                       consolidated financial statements.



                           NATIONAL DENTEX CORPORATION

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                     FOR THE SIX MONTHS ENDED JUNE 30, 2002

                                   (Unaudited)


                                        Common Stock
                                     -------------------
                                     Number of  $.01 Par   Paid-in      Retained     Treasury
                                      Shares     Value     Capital      Earnings      Stock        Total
                                     ---------  --------   -------      --------     --------      -----
BALANCE, December 31, 2001........   3,625,663  $36,257  $15,982,448  $36,549,253  $(3,540,869)  $49,027,089


Issuance of 22,144 shares of common
 stock under the stock option
 plans............................      22,144      221      323,000        --          --           323,221
Issuance of 12,706 shares of common
 stock under the employee stock
 purchase program.................      12,706      127      240,292        --          --           240,419
Issuance of 2,460 shares of common
  stock as directors' fees........       2,460       25       64,058        --          --            64,083
Net income........................          --       --           --    3,440,439       --         3,440,439
BALANCE, June 30, 2002............   3,662,973  $36,630  $16,609,798  $39,989,692  $(3,540,869)  $53,095,251
                                     =========  =======  ===========  ===========  ===========   ===========



              The accompanying notes are an integral part of these
                       consolidated financial statements



                           NATIONAL DENTEX CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)


                                                                     For the six months ended June 30,
                                                                   -------------------------------------
                                                                       2001                    2002
                                                                   -------------           -------------
Cash flows from operating activities:
Net income................................................        $3,268,111               $3,440,439
Adjustments to reconcile net income to net cash
 provided by operating activities, net of effects
 of acquisitions:
  Depreciation and amortization...........................         1,406,093                1,109,172
  (Benefit) provision for deferred income taxes...........             5,325                  (16,984)
  Issuance of common stock as directors' fees.............            64,040                   64,083

Changes in operating assets and liabilities, net of effects
 of acquisitions:
  Increase in accounts receivable.........................          (931,932)                (903,996)
  Increase in inventories.................................           (90,787)                (179,216)
  Increase in prepaid expenses ...........................        (1,010,788)                 (66,324)
  Increase in other assets................................          (457,805)                (628,972)
  Decrease in accounts payable and accrued liabilities....           (85,513)                (488,106)
                                                                   ---------                ---------
 Net cash provided by operating activities................         2,166,744                2,330,096
                                                                   ---------                ---------
Cash flows from investing activities:
  Payment for acquisitions, net of cash acquired..........        (2,820,809)              (1,681,585)
  Payment of deferred purchase price......................        (1,429,459)                (294,982)
  Additions to property and equipment, net................          (614,337)              (1,030,856)
                                                                   ---------                ---------
    Net cash used in investing activities.................        (4,864,605)              (3,007,423)
                                                                   ---------                ---------
Cash flows from financing activities:
  Proceeds from issuance of common stock..................           519,435                  563,639
  Repurchases of common stock.............................        (2,178,000)                       -
                                                                   ---------                 --------
    Net cash (used in) provided by financing activities...        (1,658,565)                 563,639
                                                                   ---------                 --------

Net decrease in cash and cash equivalents.................        (4,356,426)                (113,688)

Cash and cash equivalents at beginning of period..........        12,300,606                6,378,026
                                                                  ----------                ---------

Cash and cash equivalents at end of period................        $7,944,180               $6,264,338
                                                                  ----------                ---------
Supplemental disclosures of cash flow information:
  Interest paid...........................................            $5,056                   $3,666
                                                                  ----------               ----------
  Income taxes paid.......................................        $1,657,003               $2,070,900
                                                                  ----------               ----------



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                           NATIONAL DENTEX CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  June 30, 2002

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

Certain information and footnote disclosures normally included in financial statements, prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted as allowed by Form 10-Q. The accompanying unaudited consolidated financial statements should be read in conjunction with the Company's consolidated financial statements for the year ended December 31, 2001 as filed with the Securities and Exchange Commission on Form 10-K.

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



                                              Three Months    Three Months      Six Months       Six Months
                                                 Ended           Ended            Ended            Ended
                                              June 30, 2001   June 30, 2002   June 30, 2001    June 30, 2002
                                              -------------   -------------   --------------   -------------

Net income applicable to common stock          $1,783,088      $1,871,339       $3,268,111       $3,440,439
                                               ==========      ==========       ==========       ==========

Computation of Basic Earnings per Share:
---------------------------------------

Weighted average common shares outstanding      3,485,005       3,479,104        3,491,582        3,464,850


Basic earnings per share                             $.51            $.54             $.94             $.99


Computation of Diluted Earnings per Share:
-----------------------------------------

Weighted average common shares outstanding      3,485,005       3,479,104        3,491,582        3,464,850


Shares issuable from assumed exercise of options
(as determined by the application of the treasury
 stock method)                                     85,854         136,158           78,237          138,027
                                                   ------         -------           ------          -------

Weighted average common shares outstanding as
 adjusted                                       3,570,859       3,615,262        3,569,819        3,602,877

Diluted earnings per share
                                                     $.50            $.52             $.92             $.95


Options to purchase 10,300 shares of common stock at an exercise price of $21.575 per share were outstanding during the second quarter of 2001 but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares. These options, which expire in March 2006, were still outstanding at June 30, 2001.

At June 30, 2002, all outstanding options were determined to be issuable.


(3) Recent Accounting Pronouncements
------------------------------------

In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination, whether acquired individually or with a group of other assets, and the accounting and reporting for goodwill and other intangibles subsequent to their acquisition. These standards require that the purchase method of accounting be used for business combinations and eliminate the use of the pooling-of-interest method. Additionally, they require that goodwill no longer be amortized. The Company was required to adopt SFAS No. 141 and SFAS No. 142 on a prospective basis as of January 1, 2002. In accordance with the provisions of SFAS No. 141 and SFAS No. 142, the Company no longer amortizes goodwill. In the prior year period ended June 30, 2001, the Company incurred goodwill amortization expense of approximately $438,000.

The impact of goodwill amortization on earnings and earnings per share is as follows:



                                            Three Months     Three Months       Six Months       Six Months
                                                Ended            Ended             Ended            Ended
                                            June 30, 2001    June 30, 2002     June 30, 2001    June 30, 2002
                                            -------------    -------------     -------------    -------------


Net income applicable to common stock         $1,783,088       $1,871,339        $3,268,111       $3,440,439


Add back:  Goodwill amortization                 204,808            --              437,698            --
                                              ----------                         ----------

Adjusted net income                           $1,987,896       $1,871,339        $3,705,809       $3,440,439
                                              ==========       ==========        ==========       ==========

Computation of Basic Earnings per Share:
---------------------------------------

Reported basic earnings per share                 $.51             $.54              $.94             $.99


Add back:  Goodwill amortization                   .06               --               .13               --
                                                   ---                                ---


Adjusted basic earnings per share                 $.57             $.54             $1.07             $.99
                                                  ====             ====             =====             ====


Computation of Diluted Earnings per Share:
-----------------------------------------

Reported earnings per share                       $.50             $.52              $.92             $.95



Add back:  Goodwill amortization                   .06               --               .12               --
                                                   ---                                ---


Adjusted diluted earnings per share               $.56             $.52             $1.04             $.95
                                                  ====             ====             =====             ====


SFAS No. 142 further requires that goodwill be subject to impairment tests at least annually. A two-step process is required to complete such testing with the first step being to identify any potential impairment. The Company was required to perform this first step effective for the quarter ended June 30, 2002. The second step of the goodwill impairment test measures the amount of the impairment loss, if any. This measurement must be as of the beginning of the year of adoption and must be completed by the end of the Company's fiscal year. The Company has completed both steps of the impairment testing and it was determined that no impairment exists.

(4) Legal Proceedings
---------------------

The Company is involved from time to time in litigation incidental to its business. Management believes that the outcome of current litigation will not have a material adverse effect upon the operations or financial condition of the Company and will not disrupt the normal operations of the Company.


(5) Acquisitions
----------------

On April 1, 2002 the Company acquired all of the outstanding capital stock of Fox Dental Company of Tampa, Florida. Fox Dental had sales in excess of $2,500,000 in its last fiscal year ended May 31, 2001. The acquisition has been accounted for as a purchase in accordance with SFAS No. 141. The results of operations and cash flows of Fox Dental Company have been included in the consolidated financial statements of the Company from the date of acquisition.

(6) Subsequent Events
---------------------

Effective August 1, 2002, the Company acquired certain assets of E&S Dental Laboratory of San Diego, California. E&S had sales in excess of $1,500,000 in its last fiscal year ended December 31, 2001.

Item 2.
------

           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
================================================================================


Liquidity and Capital Resources
-------------------------------

     The Company's working capital increased from $15,060,000 at December 31, 2001 to $15,993,000 at June 30, 2002. Cash and cash equivalents decreased $114,000 from $6,378,000 at December 31, 2001 to $6,264,000 at June 30, 2002.
Operating activities provided $2,330,000 in cash flow for the six month period ending June 30, 2002.

     Cash outflows related to dental laboratory acquisitions totaled $1,977,000 for the six months ended June 30, 2002 compared to $4,250,000 for the same period in 2001.

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

     A commitment fee of one eighth of 1% is payable on the unused amount of both lines of credit. At June 30, 2002, the full principal amount was available to the Company under both lines of credit. The Agreement requires compliance with certain covenants, including the maintenance of specified net worth and other financial ratios. As of June 30, 2002, the Company was in compliance with these covenants.

     Management believes that cash flow from operations and the Company's existing financing will be sufficient to meet contemplated operating and capital requirements, including costs associated with anticipated acquisitions, if any, in the foreseeable future.

     This Form 10-Q contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements are not a guarantee of future performance, and involve certain risks, uncertainties and assumptions that are difficult to predict. The Company's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that could affect capital expenditures, the Company's requirements for capital, the costs associated with anticipated acquisitions and the Company's results of operations include general economic conditions, the availability of laboratories for purchase by the Company, the ability of the Company to acquire and successfully operate additional dental laboratories, governmental regulation of health care, trends in the dental industry towards managed care, other factors affecting patient visits to the Company's clients, increases in labor and materials costs and other risks indicated from time to time in filings with the Securities and Exchange Commission, including the Company's annual report on Form 10-K and quarterly reports on Form 10-Q.

Critical Accounting Policies
----------------------------

Financial Reporting Release No. 60, which was recently released by the Securities and Exchange Commission, requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. Note 2 of the notes to consolidated financial statements, in the Company's December 31, 2001 annual report on Form 10-K, includes a summary of our significant accounting policies and methods used in the preparation of our consolidated financial statements. While the preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of expenses during the reporting period, we do not believe the Company's financial statements are significantly affected by complex accounting policies and methods.

Results of Operations
---------------------

         The following table sets forth for the periods indicated the percentage of net sales represented by certain items in the Company's Consolidated Financial Statements:



                                  Three Months Ended          Six Months Ended
                                 ---------------------     ---------------------
                                 June 30,     June 30,     June 30,     June 30,
                                   2001         2002         2001         2002
                                   ----         ----         ----         ----

Net sales                         100.0%       100.0%       100.0%       100.0%

Cost of goods sold                 57.5         57.4         58.2         57.8
                                   ----         ----         ----         ----

Gross profit                       42.5         42.6         41.8         42.2



Selling, general and               29.2         29.9         29.3         30.2
                                   ----         ----         ----         ----
administrative expenses

Operating income                   13.3         12.7         12.5         12.0


Other income                       (0.1)        (0.2)        (0.1)        (0.2)

Interest income                     0.3            -          0.4          0.1
                                    ---          ---          ---          ---

Income before provision            13.5         12.5         12.8         11.9
for income taxes


Provision for income taxes          5.4          5.1          5.1          4.8
                                    ---          ---          ---          ---


Net income                         8.2%         7.4%         7.7%         7.1%
                                   ----         ----         ----         ----



    Six Months Ended June 30, 2002 Compared with Six Months Ended June 30, 2001
    ---------------------------------------------------------------------------

Net Sales
     For the six month period ended June 30, 2002, net sales increased $6,145,000 or 14.5% over the corresponding period of the prior year. Approximately $6,300,000 of sales growth was attributable to business at dental laboratories owned less than one year. Same laboratory sales decreased slightly during the six month period ended June 30, 2002. However, there was one less sales day than during the comparable period ended June 30, 2001. When adjusted to a sales per day basis, same laboratory sales growth was .4%. Industry growth has generally slowed in the current economy as many patients and dentists have postponed optimal treatment plans in favor of less expensive alternatives.


Cost of Goods Sold
     The Company's cost of goods sold increased by $3,398,000 or 13.8% for the period ended June 30, 2002 over the same six month period ended June 30, 2001, attributable primarily to increased unit sales. As a percentage of sales, cost of goods sold decreased from 58.2% to 57.8%.
     As a percentage of net sales, increases in labor and benefit costs were more than offset by decreases in laboratory overhead expenses and material costs. The increase in labor and benefit costs were primarily attributable to increases in the cost of providing health insurance for the Company's employees. Material costs have decreased as the cost of palladium, a component of dental alloys, has decreased and stabilized after several years of steep increases. Additionally, during 2001 the Company started to reduce its reliance on palladium through the substitution of alternative materials.

Selling, General and Administrative Expenses
     Operating expenses, which consist of selling, delivery, administrative expense at both the laboratory and corporate level and amortization expense, increased by $2,244,000 or 18.0% during the six months ended June 30, 2002 over the corresponding period in 2001. Operating expenses increased as a percentage of net sales from 29.3% to 30.2% during the six months ended June 30, 2002 compared with the corresponding period in 2001.

     As a percentage of net sales, increases in selling and administrative expenses were offset in part by decreases in delivery expenses and amortization charges. Increases in selling and administrative expenses during the period were primarily related to the continued development and implementation of the Company's national marketing program, "The NDX Reliance Program." The Company has continued to absorb the staffing, training and marketing expenses necessary for the successful implementation of the program.

     The decline in amortization expense was attributable to the impact of the implementation of SFAS No. 141 and SFAS No. 142.

Operating Income
     Due to the increase in net sales, partially offset by increases in operating expenses as a percent of net sales, operating income increased $503,000 or 9.4% for the six month period ended June 30, 2002 versus the corresponding period for the prior year. While sales increased by 14.5% and cost of goods sold declined from 58.2% to 57.8% of net sales, selling, general and administrative expenses increased from 29.3% to 30.2% of net sales.

Interest Income
     Interest income decreased by $130,000 or 75.0% in the six months ended June 30, 2002 over the corresponding period in 2001. The decrease was primarily due to lower investment principal and lower interest rates.

Provision for Income Taxes
     The provision for income taxes increased to $2,342,000 for the six month period ended June 30, 2002 from $2,174,000 in the corresponding period in 2001. This $168,000 increase was the result of increased income and a higher effective tax rate. The 40.0% effective tax rate for the six month period ended June 30, 2001 increased to 40.5% for the current period.

Net Income
     As a result of all the factors discussed above, net income increased to $3,440,000 or $0.95 per share on a diluted basis for the six months ended June 30, 2002 from $3,268,000 or $0.92 per share on a diluted basis for the corresponding period in 2001.

                    Three Months Ended June 30, 2002 Compared
                    with the Three Months Ended June 30, 2001
                    -----------------------------------------

Net Sales
     For the quarter ended June 30, 2002, net sales increased $3,336,000 or 15.3% over the corresponding period of the prior year. Approximately $3,200,000 of sales growth was attributable to business at dental laboratories owned less than one year. Same laboratory sales growth was slightly positive at 0.6% during the quarter ended June 30, 2002.

Cost of Goods Sold
     The Company's cost of goods sold increased by $1,902,000 or 15.1% for the quarter ended June 30, 2002 over the comparable quarter ended June 30, 2001, attributable primarily to increased unit sales. As a percentage of sales, for reasons comparable to the six-month period discussed above, cost of goods sold decreased from 57.5% to 57.4%.

Selling, General and Administrative Expenses
     Operating expenses increased by $1,160,000 or 18.2% during the quarter ended June 30, 2002 over the corresponding period in 2001. Operating expenses increased as a percentage of net sales from 29.2% to 29.9% during the quarter ended June 30, 2002 compared with the corresponding quarter in 2001. The reasons for the increase are comparable to the six-month period discussed above.


Operating Income
     Due to the increase in net sales, partially offset by increases in operating expenses as a percent of net sales, operating income increased $274,000 or 9.4% for the quarter ended June 30, 2002 versus the corresponding period for the prior year. While sales increased by 15.3% and cost of goods sold declined from 57.5% to 57.4% of net sales, selling, general and administrative expenses increased from 29.2% to 29.9% of net sales.

Interest Income
     Interest income decreased by $50,000 or 83.8% in the quarter ended June 30, 2002 over the corresponding period in 2001. The decrease was primarily due to lower investment principal and lower interest rates.

Provision for Income Taxes
     The provision for income taxes increased to $3,145,000 for the quarter ended June 30, 2002 from $2,952,000 in the corresponding quarter in 2001. This $193,000 increase was the result of increased income and a higher effective tax rate. The 39.6% effective tax rate for the quarter ended June 30, 2001 increased to 40.5% for the current period.

Net Income
     As a result of all the factors discussed above, net income increased to $1,871,000 or $0.52 per share on a diluted basis for the quarter ended June 30, 2002 from $1,783,000 or $0.50 per share on a diluted basis for the corresponding quarter in 2001.

Item 3.
-------

Quantitative and Qualitative Disclosures About Market Risk

     The Company's market risk exposure includes potential price volatility of commodities used by the Company in its manufacturing processes. The Company purchases dental alloys which contain gold, palladium and other precious metals. The Company has not participated in hedging transactions. The Company has relied on pricing practices which attempt to pass increased costs on to the customer, in conjunction with materials substitution strategies.

PART II.  Other Information
---------------------------

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

Item 4.  Submission of Matters to a Vote of Security Holders:
-------

         Not applicable.

Item 5.  Other Information:
-------

         a.  Change in Independent Public Accountant

         Effective for the quarter ended June 30, 2002, the Company changed independent public accountants. Our new accountants performed an interim review for the unaudited Consolidated Financial Statements as of June 30, 2002 and for the three and six months then ended. Our prior independent public accountants issued an audit opinion for the Consolidated Financial Statements as of December 31, 2001 which is included in our annual report.

         b. See footnotes 5 and 6 to the Consolidated Financial Statements for information regarding recent acquisitions.

Item 6.  Exhibits and Reports on Form 8-K:
-------

         a.    Reports on Form 8-K:

          On July 1, 2002, we filed a Current Report on Form 8-K reporting the dismissal of Arthur Andersen LLP as the Company's independent public accountants.

          On August 1, 2002 we filed a Current Report on Form 8-K reporting the engagement of PricewaterhouseCoopers LLP as the Company's independent public accountants.

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



                            NATIONAL DENTEX CORPORATION
                            ---------------------------
                            Registrant


August 14, 2002                    By:/s/ David L. Brown
                                   ----------------------------
                                   David L. Brown
                                   President, CEO, and Director
                                   (Principal Executive Officer)



August 14, 2002                    By:/s/ Richard F. Becker
                                   ------------------------
                                   Richard F. Becker, Jr.
                                   Chief Financial Officer, Vice President of
                                   Finance and Treasurer
                                   (Principal Financial and Accounting Officer)