Form 10-Q/A
period 2002-06-30
NATIONAL DENTEX CORP /MA/
filed 2002-08-23
CIK 913616

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                  FORM 10-Q/A*
                                (Amendment No. 1)

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

                          Yes __X___         No  _____

          *Amendment to Part I, Item 1 and Item 2, as set forth herein.

                         EXPLANATORY NOTE TO FORM 10-Q/A

     We are filing this Amendment to our Quarterly Report on Form 10-Q for the Quarter ended June 30, 2002. We are amending Part I, Item 1 (Financial Statements) and Part I, Item 2 (Management's Discussion and Analysis of Financial Condition and Results of Operations) to correct an inadvertent clerical error. The amount classified in "Cash Flows from Investing Activities" in the Consolidated Statements of Cash Flows under "Payment of deferred purchase price" has been increased to reflect activity for the full six months of the reporting period. In the Form 10-Q we originally filed, this amount reflected the activity for the second quarter only. This reclassification increases the amount reported under "Net cash provided by operating activities" within "Changes in operating assets and liabilities, net of effects of acquisitions". Finally, the amounts referenced under "Liquidity and Capital Resources" within "Management's Discussion and Analysis of Financial Condition and Results of Operation" have been revised to correspond with the corrected amounts in the Consolidated Statements of Cash Flow. These reclassifications affect only the specified line items within our cash flow statements, and there is no change to our net cash position, income statement or balance sheet.

     As required by the rules of the Securities and Exchange Commission, the full text of the affected items is included herein.

PART I.  Financial Information
Item 1.    Financial Statements




                                                          NATIONAL DENTEX CORPORATION

                                                          CONSOLIDATED BALANCE SHEETS
                                                                                        December 31,                 June 30,
                                                                                            2001                       2002
                                                                                  ----------------------  ---------------------
                                                                                                                   (Unaudited)
                                   ASSETS
                                   ------

CURRENT ASSETS:
   Cash and cash equivalents................................................      $       6,378,026        $         6,264,338
   Accounts receivable:
     Trade, less allowance of $307,000 in 2001 and
      $194,000 in 2002......................................................              9,582,266                 10,758,054
     Other..................................................................                491,120                    498,967
   Raw material inventories.................................................              5,220,462                  5,486,896
   Prepaid expenses.........................................................              1,792,607                  1,872,155
   Deferred tax asset.......................................................                369,195                    349,924
                                                                                  -----------------              -------------
    Total current assets....................................................             23,833,676                 25,230,334
                                                                                  -----------------              -------------

PROPERTY, PLANT AND EQUIPMENT:
   Land and buildings.......................................................              4,585,731                  4,585,731
   Leasehold and building improvements......................................              5,191,126                  5,621,319
   Laboratory equipment.....................................................              8,880,778                  9,553,763
   Furniture and fixtures...................................................              3,012,380                  3,209,526
                                                                                  ------------------       --------------------
                                                                                         21,670,015                 22,970,339
                                                                                  ------------------       --------------------
   Less- Accumulated depreciation and amortization..........................             11,346,581                 11,908,511
                                                                                  ------------------       --------------------
   Net property, plant and equipment........................................             10,323,434                 11,061,828
                                                                                  ------------------       --------------------

OTHER ASSETS, net:
   Goodwill.................................................................             21,645,288                 23,119,854
   Non-competition agreements...............................................              3,568,480                  3,176,162
   Deferred tax asset.......................................................                362,701                    398,956
   Other assets.............................................................              2,349,685                  2,932,368
                                                                                  -----------------        -------------------
     Total other assets.....................................................             27,926,154                 29,627,340
                                                                                  -----------------        -------------------
     Total assets...........................................................      $      62,083,264        $        65,919,502
                                                                                  ==================       ====================

                          LIABILITIES AND STOCKHOLDERS' EQUITY
                          ------------------------------------
CURRENT LIABILITIES:
   Accounts payable.........................................................      $       1,889,234        $        2,288,989
   Accrued liabilities:
     Payroll and employee benefits..........................................              3,540,899                  3,608,498
     Current portion of deferred purchase price.............................              2,778,160                  2,501,040
     Other accrued expenses.................................................                565,042                    838,791
                                                                                  -----------------        --------------------
     Total current liabilities..............................................              8,773,335                  9,237,318
                                                                                  -----------------        --------------------
LONG TERM LIABILITIES:
   Payroll and employee benefits............................................              1,224,231                  1,397,322
   Deferred purchase price..................................................              3,058,609                  2,189,611
                                                                                  -----------------        --------------------
     Total long-term liabilities............................................              4,282,840                  3,586,933
                                                                                  ------------------       --------------------

COMMITMENTS AND CONTINGENCIES
-----------------------------
STOCKHOLDERS' EQUITY:
   Preferred stock, $.01 par value
     Authorized - 500,000 shares
     None issued and outstanding............................................                      -                          -

   Common stock, $.01 par value
     Authorized - 8,000,000 shares
     Issued - 3,625,663 shares at December 31, 2001, and 3,662,973 shares at
     June 30, 2002
     Outstanding - 3,446,863 at December 31, 2001, and 3,484,173
     shares at June 30, 2002....................................................             36,257                     36,630
   Paid-in capital..........................................................             15,982,448                 16,609,798
   Retained earnings........................................................             36,549,253                 39,989,692
   Treasury Stock at cost - 178,800 shares at December 31, 2001
    and June 30, 2002.......................................................             (3,540,869)                (3,540,869)
                                                                                  ------------------ ----- --------------------
     Total stockholders' equity.............................................             49,027,089                 53,095,251
                                                                                  ------------------ ----- --------------------
     Total liabilities and stockholders' equity.............................      $      62,083,264        $        65,919,502
                                                                                  ================== ----- ====================

  The accompanying notes are an integral part of these consolidated financial statements.




                                                                          NATIONAL DENTEX CORPORATION

                                                                        CONSOLIDATED STATEMENTS OF INCOME

                                                                                  (UNAUDITED)



                                                          Three months ended                        Six months ended
                                                          ------------------                        ----------------

                                                        June 30,             June 30,            June 30,             June 30,
                                                          2001                 2002                2001                 2002


Net sales....................................   $      21,861,049      $    25,197,082    $     42,466,650     $     48,611,261

Cost of goods sold...........................          12,559,818           14,461,645          24,694,471           28,092,199
                                                -----------------      ---------------    ----------------     ----------------

   Gross profit..............................           9,301,231           10,735,437          17,772,179           20,519,062

Selling, general and administrative expenses.           6,376,841            7,537,210          12,443,278           14,687,530
                                                -----------------      ---------------    ----------------     ----------------

   Operating income..........................           2,924,390            3,198,227           5,328,901            5,831,532

Other expense................................              31,800               62,802              59,880               92,593

Interest income..............................              59,868                9,681             172,831               43,310

   Income before provision for income taxes..           2,952,458            3,145,106           5,441,852            5,782,249

Provision for income taxes...................           1,169,370            1,273,767           2,173,741            2,341,810
                                                -----------------      ---------------    ----------------     ----------------

   Net income ...............................   $       1,783,088      $     1,871,339    $      3,268,111     $      3,440,439
                                                ==================   ==================  ==================   ==================


Net income per share - Basic                    $             .51      $           .54    $            .94     $            .99
                                                ==================   ==================  ==================   ==================


Net income per share - Diluted                  $             .50      $           .52    $            .92     $            .95
                                                ==================   ==================  ==================   ==================


Weighted average shares outstanding - Basic             3,485,005            3,479,104           3,491,582            3,464,850
                                                ==================   ==================  ==================   ==================


Weighted average shares outstanding - Diluted           3,570,859            3,615,262           3,569,819            3,602,877
                                                ==================   ==================  ==================   ==================

The accompanying notes are an integral part of these consolidated financial statements.





                                                        NATIONAL DENTEX CORPORATION

                                              CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                                  FOR THE SIX MONTHS ENDED JUNE 30, 2002

                                                                (Unaudited)


                                                 Common Stock

                                           Number of      $.01 Par       Paid-in          Retained     Treasury
                                            Shares          Value        Capital          Earnings       Stock             Total
                                        ------------   ------------ --------------   -------------  ------------   --------------

BALANCE, December 31, 2001..............   3,625,663       $36,257    $15,982,448   $  36,549,253   $(3,540,869)      $49,027,089


Issuance of 22,144 shares of common
  stock under the stock option
  plans.................................      22,144           221        323,000              --          --             323,221
Issuance of 12,706 shares of common
  stock under the employee
  stock purchase program................      12,706           127        240,292              --          --             240,419

Issuance of 2,460 shares of common
  stock as directors' fees..............       2,460            25         64,058              --          --              64,083

Net income..............................          --            --             --       3,440,439          --           3,440,439
BALANCE, June 30, 2002..................   3,662,973       $36,630    $16,609,798     $39,989,692 $(3,540,869)        $53,095,251
                                        ============   ===========  =============   ============= ============      =============



The accompanying notes are an integral part of these consolidated financial statements.





                                                          NATIONAL DENTEX CORPORATION

                                                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  (UNAUDITED)


                                                                                     For the six months ended June 30,
                                                                             --------------------- -------- --------------------
                                                                                      2001                          2002
                                                                                ----------------               ---------------
Cash flows from operating activities:
Net income..............................................................              $3,268,111                   $3,440,439
Adjustments to reconcile net income to net cash provided by operating activities, net of effects of acquisitions:
    Depreciation and amortization.......................................               1,406,093                    1,109,172
    (Benefit) provision for deferred income taxes.......................                   5,325                      (16,984)
    Issuance of common stock as directors' fees.........................                  64,040                       64,083
Changes in operating assets and liabilities, net of effects
 of acquisitions:
     Increase in accounts receivable....................................                (931,932)                    (903,996)
     Increase in inventories............................................                 (90,787)                    (179,216)
     Increase in prepaid expenses ......................................              (1,010,788)                     (66,324)
     Increase in other assets...........................................                (457,805)                    (628,972)
     (Decrease) increase in accounts payable and accrued
       liabilities.....................................................                  (85,513)                     789,997
                                                                             ---------------------          --------------------
    Net cash provided by operating activities..........................                2,166,744                    3,608,199
                                                                             ---------------------          --------------------
Cash flows from investing activities:
  Payment for acquisitions, net of cash acquired.......................               (2,820,809)                   (1,681,585)
  Payment of deferred purchase price...................................               (1,429,459)                   (1,573,085)
  Additions to property, plant and equipment, net......................                 (614,337)                   (1,030,856)
                                                                             ---------------------          --------------------
    Net cash used in investing activities..............................               (4,864,605)                   (4,285,526)
                                                                             ---------------------          --------------------
Cash flows from financing activities:
  Proceeds from issuance of common stock...............................                 519,435                       563,639
  Repurchases of common stock..........................................              (2,178,000)                           -
                                                                             ---------------------          --------------------

    Net cash (used in) provided by financing activities................               (1,658,565)                     563,639
                                                                             ---------------------          --------------------

Net decrease in cash and cash equivalents..............................               (4,356,426)                    (113,688)

Cash and cash equivalents at beginning of period.......................               12,300,606                    6,378,026
                                                                             ---------------------          --------------------

Cash and cash equivalents at end of period.............................               $7,944,180                   $6,264,338
                                                                             ---------------------          --------------------

Supplemental disclosures of cash flow information:
  Interest paid........................................................                   $5,056                       $3,666
                                                                             ---------------------          --------------------
  Income taxes paid....................................................               $1,657,003                   $2,070,900
                                                                             ---------------------          --------------------


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



                                                       Three Months      Three Months        Six Months          Six Months
                                                           Ended             Ended              Ended               Ended
                                                       June 30, 2001     June 30, 2002      June 30, 2001       June 30, 2002
                                                       -------------     -------------      -------------       -------------



Net income applicable to common stock                   $1,783,088         $1,871,339         $3,268,111          $3,440,439
                                                        ==========         ==========         ==========          ==========

Computation of Basic Earnings per Share:

Weighted average common shares outstanding               3,485,005          3,479,104          3,491,582           3,464,850


Basic earnings per share                                      $.51               $.54               $.94                $.99


Computation of Diluted Earnings per Share:

Weighted average common shares outstanding               3,485,005          3,479,104          3,491,582           3,464,850


Shares issuable from assumed exercise of options
(as determined by the application of the treasury
stock method)                                               85,854            136,158             78,237             138,027
                                                        ----------           --------           --------           ---------

Weighted average common shares outstanding as
adjusted                                                 3,570,859          3,615,262          3,569,819           3,602,877

Diluted earnings per share                                    $.50               $.52               $.92                $.95



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

The impact of goodwill amortization on earnings and earnings per share is as follows:



                                                       Three Months        Three Months          Six Months          Six Months
                                                           Ended               Ended                Ended               Ended
                                                       June 30, 2001       June 30, 2002        June 30, 2001       June 30, 2002
                                                       -------------       -------------        -------------       -------------


Net income applicable to common stock                   $1,783,088          $1,871,339           $3,268,111          $3,440,439


Add back:  Goodwill amortization                            204,808                --               437,698                 --
                                                      -------------                              -----------


Adjusted net income                                     $1,987,896          $1,871,339           $3,705,809          $3,440,439
                                                        ==========          ==========           ==========          ==========


Computation of Basic Earnings per Share:
----------------------------------------

Reported basic earnings per share                             $.51                $.54                 $.94                $.99




Add back:  Goodwill amortization                               .06                 --                   .13                 --
                                                               ---                                      ---


Adjusted basic earnings per share                             $.57                $.54                $1.07                $.99
                                                              ====                ====                =====                ====


Computation of Diluted Earnings per Share:
------------------------------------------

Reported earnings per share                                   $.50                $.52                 $.92                $.95



Add back:  Goodwill amortization                               .06                  --                  .12                  --
                                                               ---                                      ---


Adjusted diluted earnings per share                           $.56                $.52                $1.04                $.95
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

Item 2.

           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

================================================================================


Liquidity and Capital Resources
-------------------------------

     The Company's working capital increased from $15,060,000 at December 31, 2001 to $15,993,000 at June 30, 2002. Cash and cash equivalents decreased $114,000 from $6,378,000 at December 31, 2001 to $6,264,000 at June 30, 2002.
Operating activities provided $3,608,000 in cash flow for the six month period ending June 30, 2002.

     Cash outflows related to dental laboratory acquisitions totaled $3,255,000 for the six months ended June 30, 2002 compared to $4,250,000 for the same period in 2001.

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

Results of Operations
---------------------

     The following table sets forth for the periods indicated the percentage of net sales represented by certain items in the Company's Consolidated Financial
Statements:



                                                        Three Months Ended               Six Months Ended
                                                        ------------------               ----------------

                                                      June 30,       June 30,         June 30,        June 30,
                                                        2001           2002             2001            2002
                                                        ----           ----             ----            ----

               Net sales                               100.0%         100.0%           100.0%          100.0%

               Cost of goods sold                       57.5           57.4             58.2            57.8
                                                        ----           ----             ----            ----

               Gross profit                             42.5           42.6             41.8            42.2



               Selling, general and                     29.2           29.9             29.3            30.2
               administrative expenses                  ----           ----             ----            ----


               Operating income                         13.3           12.7             12.5            12.0


               Other income                             (0.1)          (0.2)           (0.1)           (0.2)

               Interest income                           0.3              -             0.4             0.1
                                                         ---       ---    --            ---             ---

               Income before provision for income       13.5           12.5             12.8            11.9
               taxes

               Provision for income taxes                5.4            5.1             5.1             4.8
                                                         ---            ---             ---             ---

               Net income                               8.2%           7.4%             7.7%            7.1%
                                                        ----           ----             ----            ----



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

Three Months Ended June 30, 2002 Compared with Three Months Ended June 30, 2001
-------------------------------------------------------------------------------

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

                                                              SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.



                 NATIONAL DENTEX CORPORATION
                 Registrant


August 23, 2002   By:/s/ David L. Brown
                     ------------------
                         David L. Brown
                         President, CEO, and Director
                         (Principal Executive Officer)



August 23, 2002   By:/s/ Richard F. Becker, Jr.
                     --------------------------
                         Richard F. Becker, Jr.
                         Chief Financial Officer, Vice President of Finance and Treasurer
                         (Principal Financial and Accounting Officer)