Form 10-Q
period 2002-09-30
NATIONAL DENTEX CORP /MA/
filed 2002-11-14
CIK 913616

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                                     of the
                         Securities Exchange Act of 1934

For the Quarter ended September 30, 2002       Commission File Number: 000-23092


                           NATIONAL DENTEX CORPORATION


     Massachusetts                                          04-2762050
(State of Incorporation)                             (I.R.S. Identification No.)



  526 Boston Post Road, Wayland, MA                              01778
---------------------------------------                        ----------
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

                                           Yes     X              No


Number of shares of Common Stock outstanding as of November 12, 2002: 3,465,209.

================================================================================

                                    FORM 10-Q


                        Quarter Ended September 30, 2002




                                Table of Contents
                                -----------------



PART I.  Financial Information
------

Item 1.                                                                                                            Financial
                                                                                                                   Statements:
                                                                                                                   Page
                  Consolidated Balance Sheets as of December 31, 2001 and September 30,                                  3
                  2002 (Unaudited)

                  Consolidated Statements of Income for the three and nine months                                        4
                  ended September 30, 2001 (Unaudited) and September 30, 2002 (Unaudited)

                  Consolidated Statement of Stockholders' Equity for the nine                                            5
                  months ended September 30, 2002 (Unaudited)

                  Consolidated Statements of Cash Flows for the nine months ended                                        6
                  September 30, 2001 (Unaudited) and September 30, 2002 (Unaudited)

                  Notes to Consolidated Financial Statements                                                             7

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations                          11


Item 3.  Quantitative and Qualitative Disclosures About Market Risk                                                     16

Item 4.  Controls and Procedures                                                                                        16

PART II. Other Information                                                                                              17
-------

                  Signatures                                                                                            18

                  Certifications                                                                                        19



                           NATIONAL DENTEX CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                                                                         December 31,              September 30,
                                                                             2001                      2002
                                                                      -------------------        --------------------
                                                                                                       (Unaudited)
                              ASSETS
CURRENT ASSETS:
   Cash and cash equivalents.....................................     $        6,378,026        $         4,539,210
   Accounts receivable:
     Trade, less allowance of $307,000 in 2001 and
      $228,000 in 2002...........................................              9,582,266                 10,311,074
     Other.......................................................                491,120                    585,119
   Raw material inventories......................................              5,220,462                  5,630,513
   Prepaid expenses..............................................              1,792,607                  2,023,967
   Deferred tax asset............................................                369,195                    304,401
                                                                      -------------------        --------------------
    Total current assets.........................................             23,833,676                 23,394,284
                                                                      -------------------        --------------------
PROPERTY, PLANT AND EQUIPMENT:
   Land and buildings............................................              4,585,731                  4,585,731
   Leasehold and building improvements...........................              5,191,126                  5,943,699
   Laboratory equipment..........................................              8,880,778                  9,854,107
   Furniture and fixtures........................................              3,012,380                  3,320,277
                                                                      -------------------        --------------------
                                                                              21,670,015                 23,703,814
   Less- Accumulated depreciation and amortization...............
                                                                              11,346,581                 12,251,888
                                                                      -------------------        --------------------
   Net property, plant and equipment.............................             10,323,434                 11,451,926
                                                                      -------------------        --------------------

OTHER ASSETS, net:
   Goodwill......................................................             21,645,288                 23,762,587
   Non-competition agreements....................................              3,568,480                  2,820,047
   Deferred tax asset............................................                362,701                    477,103
   Other assets..................................................              2,349,685                  3,040,561
                                                                      -------------------        --------------------
     Total other assets..........................................             27,926,154                 30,100,298
                                                                      -------------------        --------------------
     Total assets................................................     $       62,083,264        $        64,946,508
                                                                      -------------------        --------------------



                          LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable..............................................     $        1,889,234        $         1,882,320
   Accrued liabilities:
     Payroll and employee benefits...............................              3,540,899                  3,189,788
     Current portion of deferred purchase price..................              2,778,160                  1,886,697
     Other accrued expenses......................................                565,042                    523,874
                                                                      -------------------        --------------------
     Total current liabilities...................................              8,773,335                  7,482,679
                                                                      -------------------        --------------------

LONG TERM LIABILITIES:
   Payroll and employee benefits.................................              1,224,231                  1,490,593
   Deferred purchase price.......................................              3,058,609                  1,965,416
                                                                      -------------------        --------------------
     Total long-term liabilities.................................              4,282,840                  3,456,009
                                                                      -------------------        --------------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Preferred stock, $.01 par value
     Authorized - 500,000 shares
     None issued and outstanding.................................                      -                          -
   Common stock, $.01 par value
     Authorized - 8,000,000 shares
     Issued - 3,625,663 shares at December 31, 2001, and 3,665,209 shares at September 30, 2002
     Outstanding - 3,446,863 at December 31, 2001, and 3,465,209
     shares at September 30, 2002................................                 36,257                     36,652
   Paid-in capital...............................................             15,982,448                 16,643,963
   Retained earnings.............................................             36,549,253                 41,292,074
   Treasury Stock at cost - 178,800 shares at December 31, 2001
   and 200,000 shares at September 30, 2002......................             (3,540,869)                (3,964,869)
                                                                      -------------------        --------------------
     Total stockholders' equity..................................             49,027,089                 54,007,820
                                                                      -------------------        --------------------
     Total liabilities and stockholders' equity..................     $       62,083,264        $        64,946,508
                                                                      -------------------        --------------------

        The accompanying notes are an integral part of these consolidated financial statements.




                           NATIONAL DENTEX CORPORATION

                        CONSOLIDATED STATEMENTS OF INCOME

                                   (UNAUDITED)



                                                Three months ended                 Nine months ended
                                            September 30,    September 30,     September 30,    September 30,
                                                2001             2002              2001             2002
                                           -------------    -------------     -------------    -------------
Net sales..............................    $  21,007,815    $  23,363,944    $   63,474,465    $  71,975,205

Cost of goods sold.....................       12,711,992       14,054,277        37,406,463       42,146,476
                                           -------------    -------------     -------------    -------------
   Gross profit........................        8,295,823        9,309,667        26,068,002       29,828,729

Selling, general and
 administrative expenses...............        6,197,547        7,144,247        18,640,826       21,831,777
                                           -------------    -------------     -------------    -------------

   Operating income....................        2,098,276        2,165,420         7,427,176        7,996,952

Other expense..........................           39,191           56,135            99,071          148,728

Interest income........................           60,636           13,167           233,467           56,477
                                           -------------    -------------     -------------    -------------
   Income before provision
    for income taxes...................        2,119,721        2,122,452         7,561,572        7,904,701


Provision for income taxes.............          850,888          820,070         3,024,629        3,161,880
                                           -------------    -------------     -------------    -------------
   Net income .........................    $   1,268,833    $   1,302,382     $   4,536,943    $   4,742,821
                                           =============    =============     =============    ==============

Net income per share - Basic               $         .36    $         .37    $         1.30    $        1.37
                                           =============    =============     =============    ==============

Net income per share - Diluted             $         .36    $         .37    $         1.27    $        1.32
                                           =============    =============     =============    ==============

Weighted average shares outstanding - Basic    3,489,873        3,475,133         3,491,006        3,468,316
                                           =============    =============     =============    ==============
Weighted average shares
 outstanding - Diluted                         3,565,136        3,541,391         3,568,598        3,585,799
                                           =============    =============     =============    ==============


             The accompanying notes are an integral part of these consolidated financial statements.

                           NATIONAL DENTEX CORPORATION

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002

                                   (Unaudited)


                                                   Common Stock
                                              -----------------------
                                                Number of    $.01 Par  Paid-in     Retained     Treasury
                                                Shares        Value    Capital     Earnings     Stock            Total
                                              -----------   -------- -----------   -----------  ------------   ------------
  BALANCE, December 31, 2001................    3,625,663    $36,257  $15,982,448   $36,549,253  $(3,540,869)   $49,027,089


  Issuance of 24,380 shares of common
   stock under the stock option plans.......       24,380        243      357,165            --           --       357,408
  Issuance of 12,706 shares of
   common stock under the employee
   stock purchase program..................        12,706        127      240,292            --           --       240,419
  Issuance of 2,460 shares of
   common stock as directors' fees..........        2,460         25       64,058            --           --        64,083
  Net income................................           --         --           --     4,742,821           --     4,742,821
  Repurchase of 21,200 shares
   of common stock under the stock
   repurchase program.......................           --         --           --            --     (424,000)     (424,000)
                                             ============  ========= ============   ===========   ============  ===========
  BALANCE, September 30, 2002...............    3,665,209  $  36,652 $ 16,643,963   $41,292,074   $(3,964,869)  $ 54,007,820
                                             ============  ========= ============   ===========   ============  ============


                The accompanying notes are an integral part of these consolidated financial statements


                           NATIONAL DENTEX CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)


                                                                    For the nine months ended September 30,
                                                                         2001                     2002
                                                                      ----------               ----------
Cash flows from operating activities:
Net income...................................................         $4,536,943               $4,742,821
Adjustments to reconcile net income to net cash
  provided by operating activities, net of effects
  of acquisitions:
    Depreciation and amortization............................          2,152,775                1,661,699
    Provision for deferred income taxes......................
    Issuance of common stock as directors' fees..............
Changes in operating assets and liabilities, net of effects
 of acquisitions:
     Increase in accounts receivable.........................            (72,314)                (372,931)
     Increase in inventories.................................           (117,256)                (292,224)
     Increase in prepaid expenses ...........................           (929,096)                (204,735)
     Increase in other assets................................           (651,402)                (273,754)
     Decrease in accounts payable and accrued liabilities....           (405,018)                (987,285)
                                                                      ----------               ----------
     Net cash provided by operating activities...............          4,576,516                4,288,062
                                                                      ----------               ----------
Cash flows from investing activities:
  Payment for acquisitions, net of cash acquired.............         (4,360,992)              (2,769,490)
  Payment of deferred purchase price.........................         (1,427,710)              (1,860,625)
  Additions to property, plant and equipment, net............           (911,043)              (1,670,590)
                                                                      ----------               ----------
    Net cash used in investing activities....................         (6,699,745)              (6,300,705)
                                                                      ----------               ----------
Cash flows from financing activities:
  Proceeds from issuance of common stock.....................            553,343                  597,827
  Repurchases of common stock................................         (3,232,000)                (424,000)
                                                                      ----------               ----------
    Net cash (used in) provided by financing activities......         (2,678,657)                 173,827
                                                                      ----------               ----------

Net decrease in cash and cash equivalents....................         (4,801,886)              (1,838,816)

Cash and cash equivalents at beginning of period.............         12,300,606                6,378,026
                                                                      ----------               ----------

Cash and cash equivalents at end of period...................         $7,498,720               $4,539,210
                                                                      ----------               ----------
Supplemental disclosures of cash flow information:

  Interest paid..............................................             $6,033                   $8,488
                                                                      ----------               ----------
  Income taxes paid..........................................         $3,054,148               $3,299,900
                                                                      ----------               ----------



               The accompanying notes are an integral part of these consolidated financial statements.

                           NATIONAL DENTEX CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 2002

(1)  Interim Financial Statements
---------------------------------

The accompanying unaudited financial statements include all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for fair presentation of the results of operations for the periods presented. Interim results are not necessarily indicative of the results to be expected for a full year.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted as allowed by Form 10-Q. The accompanying unaudited consolidated financial statements should be read in conjunction with the Company's consolidated financial statements for the year ended December 31, 2001 as filed with the Securities and Exchange Commission on Form 10-K.

(2)  Earnings Per Share
-----------------------

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

                                             Three Months        Three Months       Nine Months         Nine Months
                                             Ended               Ended              Ended               Ended
                                             September 30,       September 30,      September 30,       September 30,
                                             2001                2002               2001                2002

                                             ------------        -------------      -------------       -------------
Net income applicable to common stock         $1,268,833          $1,302,382        $4,536,943          $4,742,821
                                             ------------        -------------      -------------       -------------

Computation of Basic Earnings per Share:
----------------------------------------

Weighted average common shares outstanding     3,489,873          3,475,133          3,491,006           3,438,316

Basic earnings per share                            $.36               $.37              $1.30               $1.37

Computation of Diluted Earnings per Share:
------------------------------------------

Weighted average common shares outstanding     3,489,873          3,475,133          3,491,006           3,468,316

Shares issuable from assumed exercise of
options  (as determined by the application
of the treasury stock method)                     75,263             66,258             77,592             117,483
                                             ------------        ------------       ------------       -------------

Weighted average common shares
 outstanding as adjusted                       3,565,136          3,541,191          3,568,598           3,589,799

Diluted earnings per share                          $.36               $.37              $1.27               $1.32


The following table summarizes options that were outstanding but were not included in the computation of diulted earnings per share because the options' exercise price was greater than the average market price of the common shares:

                                                Three Months Ended                              Nine Months Ended
                                                ------------------                              -----------------

                                       September 30, 2001          September 30, 2002   September 30, 2001  September 30, 2002
                                       ------------------          ------------------   ------------------  ------------------

Number of Options for
 Common Shares                                     10,400                     126,050               10,300             115,750

Range of Exercise Prices                 $21.00 - $21.875            $21.875 - $24.68              $21.875     $24.68 - $24.88

Expires Through:                          September, 2007                   May, 2012      September, 2007           May, 2012


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



                                         Three Months   Three Months    Nine Months    Nine Months
                                         Ended          Ended           Ended          Ended
                                         September 30,  September 30,   September 30,  September 30,
                                         2001           2002            2001           2002
                                         -------------  -------------   -------------  -------------

Net income applicable to common stock       $1,268,833     $1,302,382      $4,536,943     $4,742,821

Add back: Goodwill amortization                241,482             --         679,180             --
                                         -------------  -------------   -------------  -------------

Adjusted net income                         $1,510,315     $1,302,382      $5,216,123     $4,742,821
                                         =============  =============   =============  =============

Computation of Basic Earnings per Share:

Reported basic earnings per share                 $.36           $.37           $1.30          $1.37

Add back: Goodwill amortization                    .07             --             .19             --
                                         -------------  -------------   -------------  -------------

Adjusted basic earnings per share                 $.43           $.37           $1.49          $1.37
                                         =============  =============   =============  =============

Computation of Diluted Earnings per Share:

Reported earnings per share                       $.36           $.37           $1.27          $1.32


Add back: Goodwill amortization                    .07             --             .19             --
                                         -------------  -------------   -------------  -------------

Adjusted diluted earnings per share               $.43           $.37           $1.46          $1.32
                                         =============  =============   =============  =============


SFAS No. 142 further requires that goodwill be subject to impairment tests at least annually. A two-step process is required to complete such testing with the first step being to identify any potential impairment. The Company was required to perform this first step effective for the quarter ended June 30, 2002. The second step of the goodwill impairment test measures the amount of the impairment loss, if any. This measurement must be as of the beginning of the year of adoption and must be completed by the end of the Company's fiscal year. The Company has completed both steps of the impairment testing and has determined that no impairment exists at this time.

In July 2002, the FASB issued Statement of Financial "Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (FAS
146), which nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." FAS 146 requires a liability for a cost associated with an exit or disposal activity be recognized and measured initially at its fair value in the period in which the liability is incurred. If fair value cannot be reasonably estimated, the liability shall be recognized initially in the period in which fair value can be reasonably estimated. The provisions of FAS 146 will be effective for the Company prospectively for exit or disposal activities initiated after December 31, 2002.


(4)  Legal Proceedings
----------------------

The Company is involved from time to time in litigation incidental to its business. Management believes that the outcome of current litigation will not have a material adverse effect upon the operations or financial condition of the Company and will not disrupt the normal operations of the Company.


(5)  Acquisitions
-----------------

On August 1, 2002 the Company acquired certain assets of E&S Dental Laboratory of San Diego, California. E&S Dental had sales in excess of $1,500,000 in its last fiscal year ended December 31, 2001. The acquisition has been accounted for as a purchase in accordance with SFAS No. 141. The results of operations and cash flows of E&S Dental Laboratory have been included in the consolidated financial statements of the Company from the date of acquisition.

Item 2.
           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

================================================================================

Liquidity and Capital Resources
-------------------------------

     The Company's working capital increased from $15,060,000 at December 31, 2001 to $15,912,000 at September 30, 2002. Cash and cash equivalents decreased $1,839,000 from $6,378,000 at December 31, 2001 to $4,539,000 at September 30,
2002. Operating activities provided $4,288,000 in cash flow for the nine-month period ending September 30, 2002.

     Cash outflows related to dental laboratory acquisitions totaled $4,630,000 for the nine months ended September 30, 2002 compared to $5,789,000 for the same period in 2001. Repurchases of the Company's common stock under the Company's stock repurchase program totaled $424,000 for the nine months ended September 30, 2002.

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

     A commitment fee of one eighth of 1% is payable on the unused amount of both lines of credit. At September 30, 2002, the full principal amount was available to the Company under both lines of credit. The Agreement requires compliance with certain covenants, including the maintenance of specified net worth and other financial ratios. As of September 30, 2002, the Company was in compliance with these covenants.

     Management believes that cash flow from operations and the Company's existing financing will be sufficient to meet contemplated operating and capital requirements, including costs associated with anticipated acquisitions, if any, in the foreseeable future.

Commitments and Contingencies
-----------------------------

     The following table represents a list of the Company's contractual obligations and commitments as of September 30, 2002:


                                                                 Payments Due By Period
                                                          Less Than                             Greater Than
                                                 Total    1 Year     1 - 3 Years   4 - 5 Years  5 Years
                                             ------------ ---------- ------------- ------------ -------------
          Operating Leases..................  10,739,000   2,583,000  4,837,000     1,533,000    1,786,000
          Laboratory Purchase Obligations...   3,852,000   1,887,000  1,965,000            --           --
                                             ------------ ---------- ------------- ------------ -------------
               TOTAL........................ $14,591,000  $4,470,000 $6,802,000    $1,533,000    $1,786,000
                                             ============ ========== ============= ============ =============

     Laboratory purchase obligations totaling $3,852,000 are classified as deferred acquisition costs and are presented in the liability section of the balance sheet. The Company is committed under various noncancelable operating lease agreements covering its office space and dental laboratory facilities and certain equipment. Certain of these leases also require the Company to pay maintenance, repairs, insurance and related taxes.

Forward-Looking Statements
--------------------------

     This Form 10-Q contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements are not a guarantee of future performance, and involve certain risks, uncertainties and assumptions that are difficult to predict. The Company's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that could affect capital expenditures, the Company's requirements for capital, the costs associated with anticipated acquisitions and the Company's results of operations include general economic conditions, the availability of laboratories for purchase by the Company, the ability of the Company to acquire and successfully operate additional dental laboratories, governmental regulation of health care, trends in the dental industry towards managed care, other factors affecting patient visits to the Company's clients, increases in labor and materials costs, expenses associated with the introduction of a national marketing program and other risks indicated from time to time in filings with the Securities and Exchange Commission, including the Company's annual report on Form 10-K and quarterly reports on Form 10-Q.


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

Results of Operations
---------------------

     The following table sets forth for the periods indicated the percentage of net sales represented by certain items in the Company's consolidated financial statements:

                                           Three Months Ended                           Nine Months Ended
                                    September 30,     September 30,               September 30,     September 30,
                                        2001              2002                        2001              2002
                                    ------------      ------------                -------------     -------------
           Net sales                    100.0%           100.0%                       100.0%            100.0%

           Cost of goods sold            60.5             60.2                         58.9              58.6
                                    ------------      ------------                -------------     -------------

           Gross profit                  39.5             39.8                         41.1              41.4

           Selling, general and
           administrative
           expenses                      29.5             30.6                         29.4              30.3
                                    ------------      ------------                -------------     -------------

           Operating income              10.0              9.2                         11.7              11.1

           Other expense                  0.2              0.2                          0.2               0.2

           Interest income                0.3              0.1                          0.4               0.1
                                    ------------      ------------                -------------     -------------
           Income before
           provision for income
           taxes                         10.1              9.1                         11.9              11.0


           Provision for income taxes     4.1              3.5                         4.8               4.4
                                    ------------      ------------                -------------     -------------

           Net income                     6.0%             5.6%                        7.1%              6.6%
                                    ------------      ------------                -------------     -------------


                    Nine months Ended September 30, 2002 Compared with Nine Months Ended September 30, 2001
                    ---------------------------------------------------------------------------------------


Net Sales

     For the nine-month period ended September 30, 2002, net sales increased $8,501,000 or 13.4% over the corresponding period of the prior year. Approximately $8,590,000 of sales growth was attributable to business at dental laboratories owned less than one year. Same laboratory sales decreased slightly during the nine-month period ended September 30, 2002. However, there was one less sales day than during the comparable period ended September 30, 2001. When adjusted to a sales per day basis, same laboratory sales growth was 0.4%. Industry growth has generally slowed in the current economy as many patients and dentists have postponed optimal treatment plans in favor of less expensive alternatives.

Cost of Goods Sold

     The Company's cost of goods sold increased by $4,740,000 or 12.7% for the period ended September 30, 2002 over the same nine-month period ended September 30, 2001, attributable primarily to increased unit sales. As a percentage of sales, cost of goods sold decreased from 58.9% to 58.6%.

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

Selling, General and Administrative Expenses

     Operating expenses, which consist of selling, delivery, administrative expense at both the laboratory and corporate level and amortization expense, increased by $3,191,000 or 17.1% during the nine months ended September 30, 2002 over the corresponding period in 2001. Operating expenses increased as a percentage of net sales from 29.4% to 30.3% during the nine months ended September 30, 2002 compared with the corresponding period in 2001.

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

Operating Income

     Due to the increase in net sales, partially offset by increases in operating expenses as a percent of net sales, operating income increased $570,000 or 7.7% for the nine month period ended September 30, 2002 versus the corresponding period for the prior year. While sales increased by 13.4% and cost of goods sold declined from 58.9% to 58.6% of net sales, selling, general and administrative expenses increased from 29.4% to 30.3% of net sales.

Interest Income

     Interest income decreased by $177,000 or 75.9% in the nine months ended September 30, 2002 over the corresponding period in 2001. The decrease was primarily due to lower investment principal and lower interest rates.

Provision for Income Taxes

     The provision for income taxes increased to $3,162,000 for the nine-month period ended September 30, 2002 from $3,025,000 in the corresponding period in 2001. This $137,000 increase was the result of increased income. The effective tax rate for the nine-month period ended September 30, 2002 was 40.0%, which is consistent with the corresponding period in 2001.

Net Income

     As a result of all the factors discussed above, net income increased to $4,743,000 or $1.32 per share on a diluted basis for the nine months ended September 30, 2002 from $4,537,000 or $1.27 per share on a diluted basis for the corresponding period in 2001.

              Three Months Ended September 30, 2002 Compared with
                     Three Months Ended September 30, 2001
              ----------------------------------------------------

Net Sales

     For the quarter ended September 30, 2002, net sales increased $2,356,000 or 11.2% over the corresponding period of the prior year. Approximately $2,280,000 of sales growth was attributable to business at dental laboratories owned less than one year. Same laboratory sales growth was slightly positive during the quarter ended September 30, 2002.

Cost of Goods Sold

     The Company's cost of goods sold increased by $1,342,000 or 10.6% for the quarter ended September 30, 2002 over the comparable quarter ended September 30, 2001, attributable primarily to increased unit sales. As a percentage of sales, for reasons comparable to the nine-month period discussed above, cost of goods sold decreased from 60.5% to 60.2%.

Selling, General and Administrative Expenses

     Operating expenses increased by $947,000 or 15.3% during the quarter ended September 30, 2002 over the corresponding period in 2001. Operating expenses increased as a percentage of net sales from 29.5% to 30.6% during the quarter ended September 30, 2002 compared with the corresponding quarter in 2001. The reasons for the increase are comparable to the nine-month period discussed above.


Operating Income

     Due to the increase in net sales, partially offset by increases in operating expenses as a percent of net sales, operating income increased $67,000 or 3.2% for the quarter ended September 30, 2002 versus the corresponding period for the prior year. While sales increased by 11.2% and cost of goods sold declined from 60.5% to 60.2% of net sales, selling, general and administrative expenses increased from 29.5% to 30.6% of net sales.

Interest Income

     Interest income decreased by $47,000 or 78.3% in the quarter ended September 30, 2002 over the corresponding period in 2001. The decrease was primarily due to lower investment principal and lower interest rates.

Provision for Income Taxes

     The provision for income taxes decreased to $820,000 for the quarter ended September 30, 2002 from $851,000 in the corresponding quarter in 2001. This $31,000 decrease was the result of a lower effective tax rate. The 40.1% effective tax rate for the quarter ended September 30, 2001 decreased to 38.6% for the current period.


Net Income

     As a result of all the factors discussed above, net income increased to $1,302,000 or $0.37 per share on a diluted basis for the quarter ended September 30, 2002 from $1,269,000 or $0.36 per share on a diluted basis for the corresponding quarter in 2001.

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

Item 4.
-------

Controls and Procedures

     Within the 90 days prior to the filing date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's President and Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Rule 13a-14 of the Securities Exchange Act of 1934. The Company's legal counsel assisted the Company in making this initial evaluation. Based on that evaluation, such officers concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in this report.

Internal Controls

     There have been no significant changes in the Company's internal controls or in other factors which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

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


Item 2.  Changes in Securities and Use of Proceeds:
-------
         Not applicable.


Item 3.  Defaults upon Senior Securities:
-------
         Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders:
-------
         Not applicable.

Item 5.  Other Information:
-------

         See footnote 5 to the Consolidated Financial Statements for information regarding recent acquisitions.


Item 6.  Exhibits and Reports on Form 8-K:
-------
         a.       Exhibits: Not applicable

         b.       Reports on form 8-K: Not applicable

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



                                    NATIONAL DENTEX CORPORATION
                                    ---------------------------
                                    Registrant


November 12, 2002                   By:/s/ David L. Brown
                                    -----------------------------
                                    David L. Brown
                                    President, CEO, and Director
                                    (Principal Executive Officer)



November 12, 2002                   By:/s/ Richard F. Becker, Jr.
                                    -----------------------------
                                    Richard F. Becker, Jr.
                                    Chief Financial Officer, Vice President of
                                    Finance and Treasurer
                                    (Principal Financial and Accounting Officer)

             Quarterly Certification Pursuant to Section 302 of the
                           Sarbanes-Oxley Act of 2002



     I, David L. Brown, President, Chief Executive Officer and Director, certify that:

1. I have reviewed this quarterly report on Form 10-Q of National Dentex Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries (if any), is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the Evaluation Date, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 12, 2002             By:/s/ David L. Brown
                                    ---------------------------------------
                                    David L. Brown
                                    President, Chief Executive Officer and
                                    Director

             Quarterly Certification Pursuant to Section 302 of the
                           Sarbanes-Oxley Act of 2002


     I, Richard F. Becker, Jr., Chief Financial Officer, Vice President of Finance and Treasurer, certify that:

1. I have reviewed this quarterly report on Form 10-Q of National Dentex Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries (if any), is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the Evaluation Date, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 12, 2002             By:/s/ Richard F. Becker, Jr.
                                    ---------------------------------------
                                    Richard F. Becker, Jr.
                                    Chief Financial Officer, Vice President
                                    of Finance and Treasurer

                            Certification Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002


     In connection with the Quarterly Report of National Dentex Corporation (the "Company") on Form 10-Q for the fiscal quarter ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, David L. Brown, President, Chief Executive Officer, and Director of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:


(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.




By:/s/ David L. Brown
-------------------------------
David L. Brown
President, Chief Executive Officer and Director
November 12, 2002

                            Certification Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002


     In connection with the Quarterly Report of National Dentex Corporation (the "Company") on Form 10-Q for the fiscal quarter ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Richard F. Becker, Jr., Chief Financial Officer, Vice President of Finance and Treasurer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:


(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.




By:/s/ Richard F. Becker, Jr.
------------------------------------
Richard F. Becker, Jr.
Chief Financial Officer, Vice President of Finance and Treasurer
November 12, 2002