Form 10-K
period 2002-12-31
NATIONAL DENTEX CORP /MA/
filed 2003-03-10
CIK 913616

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2002
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission file number 000-23092

National Dentex Corporation

(Exact name of registrant as specified in its charter)

Massachusetts	04-2762050
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

526 Boston Post Road, Wayland, MA	01778
(Address of Principal Executive Offices)	(Zip Code)

(508) 358-4422

(Registrant’s Telephone No., including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $.01 per share

(Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant
was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).  Yes ☑          No ☐

      As of February 18, 2003, the aggregate market value of the 3,321,914 outstanding shares of voting stock held by non-affiliates of the registrant was $58,731,440, based upon the last reported sale of the Common Stock on the Nasdaq National Market on such date.

      As of February 18, 2003, 3,665,209 shares of the registrant’s Common Stock, par value $.01 per share, were issued and 3,403,009 were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

      The Registrant’s definitive Proxy Statement for the Registrant’s Special Meeting in Lieu of Annual Meeting of Stockholders to be held on April 8, 2003 is incorporated by reference into Part III.

PART I

Item 1.     Business

General

      National Dentex Corporation (the “Company”) was founded in 1982 as H&M Laboratories Services, Inc., a Massachusetts corporation, which acquired six full-service dental laboratories and related branch laboratories from Healthco, Inc. In 1983, the Company changed its name to National Dentex Corporation and acquired 20 additional full-service dental laboratories and related branch laboratories from Lifemark Corporation. The Company’s acquisition strategy is to consolidate within the dental laboratory industry and use its financial and operational synergies to create a competitive advantage. Over the last five years the Company has acquired the following stand-alone laboratory facilities; in 1998 Continental Dental Laboratory, in 1999 Advanced Dental Arts, in 2000 Oral Arts and Ideal Dental, in 2001 Creative Dental Ceramics, Bauer Dental Laboratory, Aronovitch Dental Laboratory, Crown Dental Laboratory and The Freeman Center and in 2002 Fox Dental Company and E&S Dental Laboratory. In addition, various smaller laboratories were acquired and consolidated into existing operations.

      The Company today owns and operates 37 dental laboratories, consisting of 34 full-service dental laboratories and three branch laboratories located in 27 states throughout the United States. The Company’s dental laboratories custom design and fabricate dentures, crowns and fixed bridges, and other dental prosthetic appliances. Each dental laboratory operates under its own business name. The Company’s principal executive offices are located at 526 Boston Post Road, Wayland, MA 01778, telephone number (508) 358-4422. Its corporate web site is located at www.nationaldentex.com. We make available free of charge through our website our annual Form 10-K, current reports on Form 10-Q, current reports on Form 8-K, and amendments to these reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934 as soon as practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission.

Information as to Industry Segments

      The Company’s business consists of only one industry segment, which is the design, fabrication, marketing and sale of custom dental prosthetic appliances for and to dentists.

Description of Business

      The Company’s dental laboratories design and fabricate custom dental prosthetic appliances such as dentures, crowns and bridges. These products are produced by trained technicians working in dental laboratories in accordance with work orders and cases (consisting of impressions, models and occlusal registrations of a patient’s teeth) provided by the dentist. Dentists are the direct purchasers of the Company’s products.

      The Company’s products are grouped into the following three main categories:

Restorative Products. Restorative products sold by the Company’s dental laboratories consist primarily of crowns and bridges. A crown replaces the part of a tooth that is visible, and is usually made of gold or porcelain. A bridge is a restoration of one or more missing teeth that is permanently attached to the natural teeth or roots. In addition to the traditional crown, the Company also makes porcelain jackets, which are crowns constructed entirely of porcelain; onlays, which are partial crowns which do not cover all of the visible tooth; and precision crowns, which are restorations designed to receive and connect a removable partial denture. The Company also makes inlays, which are restorations made to fit a prepared tooth cavity and then cemented into place.

Reconstructive Products. Reconstructive products sold by the Company’s dental laboratories consist primarily of partial dentures and full dentures. Partial dentures are removable dental prostheses that replace missing teeth and associated structures. Full dentures are dental prostheses that substitute for the total loss of teeth and associated structures. The Company also sells precision attachments, which connect a crown and an artificial prosthesis, and implants, which are fixtures anchored securely in the bone of the mouth to which a crown, partial or full denture is secured by means of screws or clips.

Cosmetic Products. Cosmetic products sold by the Company’s dental laboratories consist primarily of porcelain veneers and ceramic crowns. Porcelain veneers are thin coverings of porcelain cemented to the front of a tooth to enhance personal appearance. Ceramic crowns are crowns made from ceramic materials that most closely replicate natural teeth. The Company also sells composite inlays and onlays, which replace silver fillings for a more natural appearance, and orthodontic appliances, which are products fabricated to move existing teeth to enhance function and appearance.

Laboratory and Corporate Operations

      The Company’s full-service dental laboratories design and fabricate a full range of custom-made dental prosthetic appliances. These custom products are manufactured from raw materials, such as high noble, noble and predominantly base alloys, dental resins, composites and porcelain. There are different production processes for the various types of prosthetic appliances depending upon the product and the materials used in the type of appliance being fabricated, each of which requires different skills and levels of training. The Company’s dental laboratories perform numerous quality control checks throughout the production cycle to improve the quality of its products and to make certain the design and appearance satisfy the needs of the dentist and the patient. The Company’s branch dental laboratories are smaller in size and offer a limited number of products. When a branch receives an order that it cannot fill, the branch refers the business to its affiliated full-service dental laboratory.

      The Company operates each of its dental laboratories as a stand-alone facility under the direction of a local manager responsible for operation of the dental laboratory, supervision of its technical and sales staff and delivery of quality products and services. Each of the Company’s dental laboratories markets and sells its products through its own direct sales force, supported by regional managers and Company-wide marketing programs. Employees at each dental laboratory have a direct stake in the financial success of the dental laboratory through participation in the Company’s cash and stock incentive plans.

      The Company’s corporate management provides overall strategy, direction and financial management for the Company and negotiates all acquisitions. Corporate personnel also support the operations of its dental laboratories by performing functions which are not directly related to the production and sale of dental laboratory products, such as processing payroll and related benefit programs, obtaining insurance and procuring financing. The Company’s corporate management provides marketing, financial and administrative services, negotiates Company-wide purchasing arrangements, and sets quality and performance standards for the dental laboratories.

Sales and Marketing

      The Company’s local dental laboratories market and sell their products through their own direct sales force. The sales force interacts with dentists within its market area, primarily through visits to dentists’ offices, to introduce the dental laboratory’s services and products offered, and to promote new products and techniques that can assist dentists in expanding their practices. The Company’s customer-focused marketing and sales program, entitled the “NDX Reliance Program”TM, is specifically designed to make choosing a dental laboratory a risk free decision for dentists. Its five components — Practice Support, Laboratory Systems, Quality Assurance, Reliance Restorations and a Continuing Education Series — differentiate its qualified laboratories from their many competitors. The Company believes that this unique approach to assist the dentist and his or her staff to improve chairtime efficiencies while providing exceptional service, superior quality and product delivery every time they deliver a case, will enhance its ability to expand its base of business by establishing lasting professional relationships with its customers. The Company presently has a total of 29 sales representatives. In addition, the dental laboratories, either alone or with local dental societies, dental schools or study clubs, sponsor technical training clinics for dentists on topics such as advanced clinical techniques. The local dental laboratories also exhibit at state and local dental conventions.

Competition

      The dental laboratory industry is highly competitive and fragmented. A typical dental laboratory’s business originates from dentists located within 50 miles of the dental laboratory. There are approximately 12,000 dental laboratories in the United States, ranging in size from one to approximately 200 technicians. The Company estimates that presently its sales represent less than 3% of the total sales of custom-made dental prosthetic appliances in the United States. Competition is primarily from other dental laboratories in the respective local market areas. The vast majority of dental laboratories consist of single units, although the Company believes there is one national chain, the Sentage Corporation Dental Services Group, which competes with the Company in two market areas. There is also limited competition from mail order dental laboratories.

      Most dentists use a limited number of dental laboratories, relying on those laboratories which produce quality products delivered on a timely basis and which carry all of the products which the dentist may need, even if a particular item is a newer specialty product used only sporadically by the dentist. While price is one of the competitive factors in the dental laboratory industry, the Company believes that most dentists consider product quality, service, and breadth of product line to be more important. The Company believes that it competes favorably with respect to these factors. The Company considers that its ability to produce quality products locally and to deliver such products on a timely basis, the convenience for dentists offered by the breadth of its product line, the use of innovative marketing programs, and its sponsorship of educational clinics provide a competitive advantage over other dental laboratories in the local markets in which its dental laboratories operate. The Company’s ability to provide newer specialty products for implantology, adult orthodontics and cosmetic dentistry, which require highly skilled technicians, more extensive inventories, additional working capital, and investment in both training and capital equipment, also distinguishes it from many smaller dental laboratories which do not have comparable resources to provide these products. While such specialty products presently represent less than 20% of the Company’s business, the Company believes that the ability to offer these products is essential for dental laboratories to remain competitive.

Employees

      As of December 31, 2002, the Company had 1,528 employees, 1,499 of whom worked at individual laboratories. Corporate management and administrative staff totaled 29 people. None of the Company’s employees is covered by a collective bargaining agreement. Management considers the Company’s employee relations to be good.

Intellectual Property

      The Company’s general technological know-how and experience are important to the conduct of the Company’s business. The Company has several trademarks and licenses to use trademarks, but does not deem any of such trademarks or licenses to be material to the conduct of its business. Each of its dental laboratories operates under its own trade name, and the Company considers these trade names to be important to the goodwill of its dental laboratories.

Backlog

      Largely due to the individualized and customized nature of most dental products, there was no significant backlog of orders existing at December 31, 2002 and 2001.

Item 2.     Properties

      The Company currently leases a total of approximately 213,000 square feet of space. As of December 31, 2002, the future aggregate minimum annual rent payable for all of its leased real properties was approximately $9,006,000. The Company considers these properties to be modern, well maintained and suitable for its purposes and believes that its current facilities are adequate to meet its needs for the foreseeable future. The Company also believes that suitable substitute or replacement space is readily available at reasonable rental rates. The Company’s principal executive and administrative offices occupy approximately 10,200 square feet of space in Wayland, Massachusetts. Its 30 leased dental laboratories range in size from 1,000 to 26,000 square feet and average approximately $60,000 in annual base rent.

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

Item 4.     Submission of Matters to a Vote of Security Holders

      None.

PART II

Item 5.     Market for Registrant’s Common Equity and Related Stockholder Matters

Trading Market

      The Company’s Common Stock, $.01 par value, is traded on the over-the-counter market, on the Nasdaq National Market System, under the symbol “NADX”. The following table presents low and high bid information for the time periods specified. The over-the-counter market quotations reflect inter-dealer prices, without retail markup, markdown or commission and may not necessarily represent actual transactions. The over-the-counter market quotations have been furnished by the Nasdaq Stock Market, Inc. The Company’s Common Stock became publicly-traded on December 21, 1993.

	Price

Quarter Ending	Low Bid	High Bid

03/31/01	$19.375	$22.250
06/30/01	$17.990	$24.300
09/30/01	$20.010	$23.450
12/31/01	$19.510	$24.600
03/31/02	$23.650	$28.970
06/30/02	$23.600	$29.320
09/30/02	$17.500	$23.940
12/31/02	$17.000	$19.890

      The Company has paid no cash dividends in the past and has no plans to pay cash dividends in the foreseeable future.

      On February 18, 2003, there were approximately 419 registered record holders of the Company’s Common Stock, which the Company believes represented approximately 1,131 beneficial holders. On February 18, 2003, the low and high bid prices of the Common Stock were $17.63 and $18.11, respectively.

Stock Plan Disclosure

      The Company maintains two incentive stock option plans that were approved by the Company’s Board of Directors (the “Board”). In 1992 the Board and Stockholders adopted the 1992 Long-Term Incentive Plan (“1992 LTIP”). Key employees, officers and directors were eligible to receive grants under the plan. Effective May 2002, no additional options may be granted under this plan. In January 2001 the Board adopted the 2001

Stock Plan (“2001 Plan”), which was approved by Stockholders in April 2001. Key employees, officers and directors are eligible to receive grants under the plan. Details of the plan are discussed in Note 9 to the Consolidated Financial Statements. Finally, the Company maintains an Employee Stock Purchase Plan (“ESPP”) that is qualified under Section 423 of the Internal Revenue Code. Summary plan information is as follows:

	Number of Shares
	of National Dentex		Number of Shares
	Corporation		of National Dentex
	Common Stock		Corporation
	to be Issued	Weighted Average	Common Stock
	Upon Exercise	Exercise Price	Remaining Available
	of Outstanding Options	of Outstanding Options	for Future Issuance

1992 LTIP	355,726	$17.67	None
2001 Plan	222,100	$22.51	77,900
ESPP	—	—	82,055

Total	577,826	$19.53	159,955

Item 6.	Selected Financial Data

      The following selected financial data for the five years ended December 31, 2002 are derived from the audited consolidated financial statements of the Company. The consolidated financial statements for fiscal years 1998 through 2001 were audited by Arthur Andersen LLP (“Andersen”) who has ceased operations. A copy of the report previously issued by Andersen on our consolidated financial statements as of December 31, 2001 and 2000 and for each of the years in the period ended December 31, 2001 is included elsewhere in this report. Such report has not been reissued by Andersen. The data should be read in conjunction with the consolidated financial statements and the related notes included in this Report and in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	1998	1999	2000	2001	2002

	(In thousands except per share data)
Consolidated Statements of Income:
Net sales	$63,817	$69,639	$75,680	$85,725	$95,185
Cost of goods sold	36,697	40,396	44,203	50,278	56,196

Gross profit	27,120	29,243	31,477	35,447	38,989
Selling, General & Administrative Expenses	19,545	20,803	22,133	25,631	29,332

Operating income	7,575	8,440	9,344	9,816	9,657
Other income (expense)	18	(57)	(83)	(128)	(211)
Interest income	187	336	568	229	80

Income before provision for income taxes	7,780	8,719	9,829	9,917	9,526
Provision for income taxes	3,097	3,457	3,868	3,939	3,644

Net income	$4,683	$5,262	$5,961	$5,978	$5,882

Net income per share — basic	$1.34	$1.48	$1.67	$1.72	$1.70

Net income per share — diluted	$1.32	$1.48	$1.66	$1.68	$1.66

Weighted average shares outstanding — basic	3,486	3,544	3,569	3,479	3,458
Weighted average shares outstanding — diluted	3,560	3,566	3,601	3,562	3,553

Consolidated Balance Sheet Data:
Working capital	$13,652	$16,713	$19,455	$15,060	$15,499
Total assets	42,470	49,205	55,390	62,083	65,817
Long-term debt, including current portion	—	—	—	—	—
Stockholders’ equity	$33,877	$39,549	$45,596	$49,027	$53,946

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

      The Company’s working capital increased from $15,060,000 at December 31, 2001 to $15,499,000 at December 31, 2002. Cash and equivalents decreased $570,000 from $6,378,000 at December 31, 2001 to $5,808,000 at December 31, 2002. Operating activities provided $7,309,000 in cash flow for the year ended December 31, 2002.

      Cash flows from operating activities were more than sufficient to cover cash used in investing activities. Cash outflows related to dental laboratory acquisitions totaled $4,696,000 for the year ended December 31, 2002 compared to $9,106,000 for the year ended December 31, 2001. The decrease was primarily attributable to a lower level of acquisition activity in 2002 compared to 2001. During 2001, the Company acquired approximately $12,889,000 in assets compared to $4,039,000 in 2002. Capital expenditures for 2002 were $2,156,000 compared to $1,641,000 in 2001. The increase was primarily attributable to the investment in a replacement facility for the Company’s operations in Minneapolis, Minnesota.

      During the year ended December 31, 2002, the Company repurchased an aggregate of 83,400 shares of common stock at a total cost of $1,625,000, under its stock repurchase program. The Company may repurchase stock from time to time in open-market or privately negotiated transactions. The Company is authorized to repurchase an additional 137,800 shares as of December 31, 2002.

      The Company maintains a financing agreement (the “Agreement”) with Citizens Bank of Massachusetts (formerly State Street Bank and Trust Company) (the “Bank”). The Agreement, as amended and extended on December 31, 2001, includes revolving lines of credit of $4,000,000 and $8,000,000. The interest rate on both revolving lines of credit is the prime rate minus 0.5% or the London Interbank Offered Rate (“LIBOR”) rate plus 1.5%, at the Company’s option. Both revolving lines of credit mature on June 30, 2004.

      A commitment fee of one eighth of 1% is payable on the unused amount of both lines of credit. At December 31, 2002, the full principal amount was available to the Company under both revolving lines of credit. The Agreement requires compliance with certain covenants, including the maintenance of specified net worth and other financial ratios. As of December 31, 2002, the Company was in compliance with these covenants.

      Management believes that cash flow from operations and existing financing will be sufficient to meet contemplated operating and capital requirements, including costs associated with anticipated acquisitions, if any, in the foreseeable future.

Commitments and Contingencies

      The following table represents a list of the Company’s contractual obligations and commitments as of December 31, 2002:

Payments Due By Period

		Less Than			Greater Than
	Total	1 Year	1 - 3 Years	4 - 5 Years	5 Years

Operating Leases:
Real Estate	$9,005,000	$1,798,000	$4,180,000	$1,370,000	$1,657,000
Vehicles	998,000	666,000	332,000	—	—
Equipment	206,000	92,000	110,000	4,000	—
Laboratory Purchase Obligations	3,870,000	2,326,000	1,544,000	—	—

TOTAL	$14,079,000	$4,882,000	$6,166,000	$1,374,000	$1,657,000

      Laboratory purchase obligations totaling $3,870,000 classified as deferred acquisition costs are presented in the liability section of the balance sheet. The Company is committed under various non-cancelable operating lease agreements covering its office space and dental laboratory facilities, vehicles and certain equipment. Certain of these leases also require the Company to pay maintenance, repairs, insurance and related taxes.

Results of Operations

      The following table sets forth for the periods indicated the percentage of net sales represented by certain items in the Company’s Consolidated Financial Statements:

	Years Ended December 31,

	2000	2001	2002

Net sales	100.0%	100.0%	100.0%
Cost of goods sold	58.4	58.7	59.0

Gross profit	41.6	41.3	41.0
Total operating expenses	29.3	29.9	30.9

Operating income	12.3	11.4	10.1
Other income (expense)	(0.1)	(0.1)	(0.2)
Interest income	0.8	0.3	0.1

Income before provision for income taxes	13.0	11.6	10.0
Provision for income taxes	5.1	4.6	3.8

Net income	7.9%	7.0%	6.2%

Year Ended December 31, 2002 Compared with Year Ended December 31, 2001

Net Sales

      For the year ended December 31, 2002, net sales increased $9,460,000 or 11.0% over the prior year. Net sales increased by approximately $9,995,000 as a result of acquisitions, measured by business at dental laboratories owned less than one year. Net sales declined approximately $535,000 at dental laboratories owned for both the year ended December 31, 2002 and the comparable year ended December 31, 2001.

Cost of Goods Sold

      The Company’s cost of goods sold increased by $5,917,000 or 11.8% in the fiscal year ended December 31, 2002 over the prior fiscal year, attributable primarily to increased unit sales. As a percentage of sales, cost of goods sold increased from 58.7% to 59.0%. Increases in labor and related expenses were partially offset by decreases in materials costs. The increase in labor cost as a percentage of sales was primarily attributable to increasing health insurance costs as well as declining internal sales growth that led to an increase in excess production capacity. The decrease in material cost as a percentage of sales was primarily attributable to the stabilization of alloy prices and the implementation of various pricing strategies.

Selling General and Administrative Expenses

      Operating expenses, which consist of selling, delivery and administrative expenses both at the laboratory and corporate level, increased by $3,701,000 or 14.4% in the year ended December 31, 2002 over 2001. During the same period operating expenses increased as a percentage of net sales from 29.9% in 2001 to 30.9% in 2002. Selling and corporate overhead expenses increased as the Company implemented a national marketing program, “the NDX Reliance Program”, that was introduced during October 2001. During 2001 and 2002, the Company incurred advertising and marketing expenses related to the NDX Reliance program of approximately $141,000 and $878,000, respectively.

      Administrative expense at both the laboratory and corporate level has increased by approximately $2,700,000. In addition to the added administrative costs from laboratories acquired during 2001 and 2002, the Company has sought to increase both the depth and the breadth of its management team.

      Amortization expense declined approximately $987,000. The decline in amortization expense was attributable to the implementation of SFAS No. 142.

Operating Income

      As a result of expenses related to the development of the NDX Reliance Program, investments in the strengthening of the Company’s management team, and increases in health and other insurance costs, coupled with the current economic climate, the Company’s operating income declined by $159,000 to $9,657,000 for the year ended December 31, 2002 from $9,816,000 for the prior year. As a percentage of net sales, operating income declined from 11.4% in 2001 to 10.1% for 2002.

Interest Income

      Interest income decreased by $150,000 in the year ended December 31, 2002 from 2001. The decrease was due to lower investment principal and lower interest rates.

Provision for Income Taxes

      The provision for income taxes decreased to $3,644,000 in 2002 from $3,939,000 in 2001. This $295,000 decrease was the result of decreased income and a lower effective tax rate. The 39.7% effective tax rate for fiscal year 2001 decreased to 38.3% for fiscal year 2002. The decrease in the effective tax rate is due to non-deductible expenses, primarily goodwill amortization, constituting a smaller portion of taxable income as a result of the elimination of such amortization due to the adoption of FAS 142 on January 1, 2002.

Net Income

      As a result of all the factors discussed above, net income decreased to $5,882,000 or $1.66 per share on a diluted basis in 2002 from $5,978,000 or $1.68 per share on a diluted basis in 2001.

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

Cost of Goods Sold

      The Company’s cost of goods sold increased by $6,075,000 or 13.7% in the fiscal year ended December 31, 2001 over the prior fiscal year, attributable primarily to increased unit sales. As a percentage of sales, cost of goods sold increased from 58.4% to 58.7%. Increases in labor and laboratory overhead expenses were partially offset by decreases in materials costs. Materials costs decreased as the cost of palladium, a component of dental alloys, declined after several years of steep increases. Additionally, during 2001 the Company reduced its reliance on palladium through the substitution of alternative metals.

Total Operating Expenses

      Operating expenses, which consist of selling, delivery and administrative expenses both at the laboratory and corporate level, increased by $3,498,000 or 15.8% in the year ended December 31, 2001 over 2000. During this same period operating expenses increased as a percentage of net sales from 29.3% in 2000 to 29.9% in 2001. Selling and Corporate Overhead expenses increased as the Company developed a national marketing program, “ The NDX Reliance Program”. During 2001, the Company absorbed staffing and training expenses necessary for the successful implementation of the program.

Operating Income

      Due to the increase in net sales, partially offset by increases in operating expenses as a percent of net sales, operating income increased $472,000 or 5.1% in fiscal year 2001 over fiscal year 2000.

Interest Income

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

Critical Accounting Policies

      Financial Reporting Release No. 60 as released by the Securities and Exchange Commission requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. While the preparation of our consolidated financial statements requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of expenses during the reporting period, we do not believe the Company’s financial statements are significantly affected by complex accounting policies and methods. A summary of the Company’s significant accounting policies is presented below.

Summary of Significant Accounting Policies

Revenue Recognition

      Revenue is recognized as the dentists’ orders are shipped. In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements”. This bulletin established additional guidelines for revenue recognition. The Company’s revenue recognition policy complies with this pronouncement. Shipping and handling fees charged to customers are recognized upon shipment. Shipping and handling costs totaling approximately $6,396,000, $7,091,000 and $7,690,000 for the years ended December 31, 2000, 2001 and 2002, respectively, are included in selling, general and administrative expense.

Advertising and Promotional Costs

      Advertising, promotional and marketing costs are charged to earnings in the period in which they are incurred, in accordance with AICPA Statement of Position (SOP) 93-7, “Reporting on Advertising Costs.” These costs were approximately $551,000, $748,000 and $1,480,000 for the years ended December 31, 2000, 2001 and 2002, respectively.

Cash and Cash Equivalents

      The Company considers all highly liquid investments purchased with maturities of 90 days or less to be cash equivalents. The Company has cash investments with financial institutions in excess of the $100,000 insured limit of the Federal Deposit Insurance Corporation.

Inventories

      Inventories, consisting principally of raw materials, are stated at the lower of cost (first-in, first-out) or market.

Property, Plant and Equipment

      Property, plant and equipment are stated at cost, less accumulated depreciation. Depreciation is calculated using the straight-line method over the following estimated depreciable lives:

Buildings	25 years
Furniture and fixtures	5-10 years
Laboratory equipment	5-20 years
Computer equipment	3-5 years

      Leasehold improvements and capital leases are amortized over the lesser of the assets’ estimated useful lives or the lease terms.

      Gains and losses are recognized upon the disposal of property and equipment, and the related accumulated depreciation and amortization are removed from the accounts. Maintenance, repairs and betterments that do not enhance the value of or increase the life of the assets are charged to operations as incurred.

      Depreciation expense totaled approximately $1,095,000, $1,264,000 and $1,436,000 for the years ended December 31, 2000, 2001 and 2002, respectively.

Impairment of Long-Lived Assets

      At each balance sheet date, management periodically evaluates the recoverability of the long-lived assets, including property, plant and equipment and intangible assets, using certain financial indicators, such as historical and future ability to generate income from operations. The Company’s policy is to record an impairment loss in the period when it is determined that the carrying amount of the asset may not be recoverable. The determination is based on an evaluation of such factors as the occurrence of a significant event, a significant change in the environment in which the business operates or if the expected future undiscounted cash flows would become less than the carrying amount of the asset. The Company believes that no impairment of long-lived assets existed as of December 31, 2001 and 2002.

Other Assets

      Included in other assets are the costs of noncompetition agreements, which are deferred and amortized on a straight-line basis according to the terms of the agreements over 5 to 10 years. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, goodwill amortization ceased on December 31, 2001. The Company continually evaluates whether events and circumstances have occurred that indicate that the value of goodwill has been impaired. In accordance with SFAS No. 142, goodwill is evaluated for possible impairment on an annual basis, based on a two-step process. The first step is to compare the fair value of the reporting unit to its carrying amount to determine if there is potential impairment. If the fair value of the reporting unit is less than its carrying value, the second step would be to record an impairment loss of the extent of that difference. As of December 31, 2002, there has been no impairment of goodwill.

Income Taxes

      The Company follows Statement of Financial Accounting Standards (SFAS) No. 109, “Accounting for Income Taxes”. Under SFAS No. 109, deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been included in the financial statements or tax returns. The amount of deferred tax asset or liability is based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

Stock-Based Compensation

      Effective January 1, 1996, the Company adopted the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” The Company has elected to continue to account for employee stock options at intrinsic value, in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” with disclosure of the effects of fair value accounting on net income and earnings per share on a pro forma basis for the years ended December 31, 2000, 2001 and 2002.

Treasury Stock Purchases

      The Company has implemented a stock repurchase program as approved by the Company’s Board of Directors. The program authorizes the purchase of up to 400,000 shares of common stock in open market or privately negotiated transactions, subject to market conditions. For the years ended December 31, 2000, 2001 and 2002, the Company repurchased 17,200 shares, 161,600 shares and 83,400 shares respectively, which have been classified as treasury stock on the accompanying consolidated balance sheet.

Recent Accounting Pronouncements

      In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS 146), which nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS 146 requires a liability for a cost associated with an exit or disposal activity be recognized and measured initially at its fair value in the period in which the liability is incurred. If fair value cannot be reasonably estimated, the liability shall be recognized initially in the period in which fair value can be reasonably estimated. The provisions of SFAS 146 will be effective for the Company prospectively for exit or disposal activities initiated after December 31, 2002. The Company does not believe that the adoption of this pronouncement will have a material effect on the results of the Company.

      In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45). FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN 45 does not prescribe a specific approach for subsequently measuring the guarantor’s recognized liability over the term of the related guarantee. This Interpretation also incorporates, without change, the guidance in FASB Interpretation No. 34, “Disclosure of Indirect Guarantees of Indebtedness of Others”, which is being superseded. The Company has adopted the disclosure provisions of this pronouncement as of December 31, 2002. The Company is currently assessing the financial impact of adopting this pronouncement in fiscal year 2003.

      In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation” (SFAS 148), to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The amended disclosure provisions are effective for fiscal years ending after December 15, 2002 and the Company has adopted the amended disclosure provisions as of December 31,

2002. The Company has not decided whether or not it will voluntarily change to the fair value based method of accounting for stock-based employee compensation at this time.

Forward-Looking Statements and Risk Factors

      This Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company’s actual results could differ materially from those set forth in the forward-looking statements. Certain factors that could affect capital expenditures, the Company’s requirements for capital, the costs associated with anticipated acquisitions and the Company’s results of operations include general economic conditions, the availability of laboratories for purchase by the Company, the ability of the Company to acquire and successfully operate additional laboratories, governmental regulation of health care, trends in the dental industry towards managed care, other factors affecting patient visits to the Company’s clients, increases in labor and materials costs and other risks indicated from time to time in filings with the Securities and Exchange Commission.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

      The Company’s market risk exposure includes potential price volatility of commodities used by the Company in its manufacturing processes. The Company purchases dental alloys that contain gold, palladium and other precious metals. The Company has not participated in hedging transactions. The Company has relied on pricing practices that attempt to pass increased costs on to the customer, in conjunction with materials substitution strategies.

Item 8.	Financial Statements and Supplementary Data

Quarterly Results

      The following table sets forth certain selected financial information for the Company for its eight most recent fiscal quarters. In the opinion of the Company, this unaudited information has been prepared on the same basis as the audited financial information and includes all adjustments (consisting of only normal, recurring adjustments) necessary to present this information fairly when reviewed in conjunction with the Company’s Consolidated Financial Statements and notes thereto contained herein. The consolidated financial statements for fiscal years 1998 through 2001 were audited by Arthur Andersen LLP (“Andersen”) who has ceased operations. A copy of the report previously issued by Andersen on our consolidated financial statements as of December 31, 2001 and 2000 and for each of the years in the period ended December 31, 2001 is included elsewhere in this Report. Such report has not been reissued by Andersen.

	Three Months Ended

	March 31,	June 30,	Sept. 30,	Dec. 31,	March 31,	June 30,	Sept. 30,	Dec. 31,
	2001	2001	2001	2001	2002	2002	2002	2002

	(Dollars in thousands except per share data)
Net sales	$20,606	$21,861	$21,007	$22,251	$23,414	$25,197	$23,364	$23,209
Gross profit	$8,471	$9,301	$8,296	$9,379	$9,784	$10,735	$9,310	$9,160
Gross margin	41.1%	42.5%	39.5%	42.2%	41.8%	42.6%	39.8%	39.5%
Operating income	$2,405	$2,925	$2,098	$2,388	$2,633	$3,198	$2,165	$1,660
Operating margin	11.7%	13.4%	10.0%	10.7%	11.2%	12.7%	9.3%	7.2%
Net income	$1,485	$1,783	$1,269	$1,441	$1,569	$1,871	$1,302	$1,139
Net income per diluted share	$0.42	$0.50	$0.36	$0.41	$0.44	$0.52	$0.37	$0.33

      The Company’s results of operations have historically fluctuated on a quarterly basis and are expected to be subject to quarterly fluctuations in the future. As a result, the Company believes that the results of operations for the interim periods are not necessarily indicative of the results to be expected for any future period or for a full year. Quarterly results are subject to fluctuations resulting from a number of factors, including the number of working days in the quarter for both dentists and Company employees, the number of paid vacation days and holidays in the period and general economic conditions. Historically, the second quarter has generated the highest quarterly net sales for the year and has been the most profitable for the Company due to the greater number of working days in the quarter and more patients scheduling visits with their dentists before departing for summer vacation.

Location of Financial Statements

      The consolidated financial statements furnished in connection with this Report are attached immediately following Part IV.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      Effective as of July 31, 2002, the Company’s Board of Directors, upon recommendation of its Audit Committee, engaged PricewaterhouseCoopers LLP (“PwC”) as the Company’s auditors, to replace Arthur Andersen LLP, which was ceasing operations.

      During the Company’s two most recent fiscal years and the interim period through July 31, 2002, neither the Company, nor anyone on its behalf consulted with PwC regarding any of the matters or reportable events listed in Items 304(a)(2)(i) and (ii) of Regulation S-K.

PART III

Item 10.	Directors and Executive Officers of the Registrant

      (a) Directors. The information with respect to directors required by this item is incorporated herein by reference from the Company’s Proxy Statement dated March 10, 2003 for the Special Meeting in Lieu of Annual Meeting of Shareholders to be held on April 8, 2003 (the “2003 Proxy Statement”).

      (b) Executive Officers. The information with respect to executive officers required by this item is incorporated herein by reference from the 2003 Proxy Statement.

Item 11.	Executive Compensation

      The information required by this item is incorporated herein by reference from the 2003 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

      The information required by this item is incorporated herein by reference from the 2003 Proxy Statement.

Item 13.	Certain Relationships and Related Transactions

      The information required by this item is incorporated herein by reference from the 2003 Proxy Statement.

Item 14.	Controls and Procedures

      (a) Explanation of disclosure controls and procedures. Within the 90 days prior to the filing date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a-14 of the Securities Exchange Act of 1934. Based on that evaluation, such officers concluded that the Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports it files or submits under the Securities and Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms and are operating in an effective manner.

      (b) Changes in internal controls. There have been no significant changes in the Company’s internal controls or in other factors which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

PART IV

Item 15.     Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a),(d) Financial Statements and Schedules.

(1) The financial statements set forth in the list below are filed as part of this Report.

(2) The financial statement schedules set forth in the list below are filed as part of this Report.

(3) Exhibits filed herewith or incorporated herein by reference are set forth in Item 15(c) below.

     List of Financial Statements and Schedules Referenced in this Item 15

      The consolidated financial statements of National Dentex Corporation included herein are as listed below:

     Financial Statement Schedule included herewith:

      Schedule II: Valuation and Qualifying Accounts

      All other schedules are omitted because they are not applicable or not required, or because the required information is shown either in the financial statements or in the notes thereto.

      (b) Reports on Form 8-K.

During the Company’s fiscal quarter ended December 31, 2002, the Company did not file any Current Reports on Form 8-K.

      (c) Exhibits.

(i) The following exhibits, required by Item 601 of Regulation S-K, are filed herewith:

Exhibit
No.	Title

23	Consent of PricewaterhouseCoopers LLP.
99.1	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act.
99.2	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act.

(ii) The following exhibit was filed with the Company’s Form S-8 Registration Statement (File No. 333-66446) and is herein incorporated by reference:

Exhibit
No.	Title

*10a	2001 Stock Plan, as amended.

(iii) The following exhibit was filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 and is herein incorporated by reference:

Exhibit
No.	Title

*10b	2001 Amended and Restated Loan Agreement with Citizen’s Bank, dated December 31, 2001.

(iv) The following exhibits were filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 and are herein incorporated by reference:

Exhibit
No.	Title

*10c	Change of Control Severance Agreement between the Company and David L. Brown, dated January 23, 2001.
*10d	Form of Change of Control Severance Agreements between the Company and each of Arthur Champagne, James F. Dodd III, Richard G. Mariacher, Donald E. Merz and Eloy V. Sepulveda, dated January 23, 2001.

(v) The following exhibits were filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 and are herein incorporated by reference:

Exhibit
No.	Title

*10e	Employment Agreement between the Company and Donald E. Merz, dated November 1, 1983
*10f	Employment Agreement between the Company and Eloy V. Sepulveda, dated June 15, 1983.

(vi) The following exhibits were filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 1995 and are herein incorporated by reference:

Exhibit
No.	Title

*10g	Long Term Incentive Plan, as amended.
*10h	Employment Agreement between the Company and Richard F. Becker, Jr., dated April 1, 1995.
*10i	Change of Control Severance Agreement between the Company and Richard F. Becker, Jr., dated April 1, 1995.
*10j	Employment Agreement between the Company and David L. Brown, dated April 1, 1995.
*10k	Change of Control Severance Agreement between the Company and David L. Brown dated April 1, 1995.
*10l	Employment Agreement between the Company and William M. Mullahy, dated April 1, 1995.

(vii) The following exhibits were filed as part of the Company’s Form S-1 Registration Statement (File No. 33-70440) declared effective by the Securities and Exchange Commission on December 21, 1993 and are herein incorporated by reference:

Exhibit
No.	Title

3a	Restated Articles of Organization of the Company, filed with Massachusetts Secretary of State on October 14, 1993.
3b	By-Laws of the Company, as amended on December 31, 1982 and May 26, 1992.
*10m	Salary Continuation Agreement, dated April 1, 1985, between the Company and William M. Mullahy.
*10n	Salary Continuation Agreement, dated April 1, 1985, between the Company and Donald E. Merz.
*10o	National Dentex Corporation Laboratory Incentive Compensation Plan.
*10p	National Dentex Corporation Corporate Executives Incentive Compensation Plan.
*10q	National Dentex Corporation Group Managers Incentive Compensation Plan.
*10r	National Dentex Corporation Dollars Plus Plan, as amended on January 3, 1986.
*10s	National Dentex Corporation Employees’ Stock Purchase Plan.

*	These exhibits relate to a management contract or to a compensatory plan or arrangement.

NATIONAL DENTEX CORPORATION

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

Page

Financial Statements:
The consolidated financial statements of National Dentex Corporation included herein are as listed below:
Report of Independent Accountants — PricewaterhouseCoopers LLP, February 12, 2003	F-2
Report of Independent Public Accountants — Arthur Andersen LLP, February 8, 2002	F-3
Consolidated Balance Sheets as of December 31, 2001 and 2002	F-4
Consolidated Statements of Income for each of the three years in the period ended December 31, 2002	F-5
Consolidated Statements of Stockholders’ Equity for each of the three years in the period ended December 31, 2002	F-6
Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2002	F-7
Notes to Consolidated Financial Statements	F-8
Schedule:
Valuation and Qualifying Accounts	Schedule II

      All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are not material and therefore have been omitted.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and

Shareholders of National Dentex Corporation:

      In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of National Dentex Corporation and its subsidiaries (the “Company”) at December 31, 2002, and the results of their operations and their cash flows for the year ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule for the year ended December 31, 2002 listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion. The consolidated financial statements of the Company as of December 31, 2001 and for each of the two years in the period ended December 31, 2001 were audited by other independent accountants who have ceased operations. Those independent accountants expressed an unqualified opinion on those consolidated financial statements in their report dated February 8, 2002. In addition, the financial statement schedule listed in the accompanying index for each of the two years in the period ended December 31, 2001 was audited by other independent accountants who have ceased operations. Those independent accountants expressed an unqualified opinion on that financial statement schedule in their report dated February 8, 2002.

      As disclosed in Note 4, the Company changed the manner in which it accounts for goodwill and other intangible assets upon adoption of the accounting guidance of Statement of Financial Accounting Standards No. 142 effective on January 1, 2002.

      As discussed above, the consolidated financial statements of the Company as of December 31, 2001, and for each of the two years in the period ended December 31, 2001, were audited by other independent accountants who have ceased operations. As described in Note 4, these financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”, which was adopted by the Company as of January 1, 2002. We audited the transitional disclosures for 2001 and 2000 in Note 4. In our opinion, the transitional disclosures for 2001 and 2000 in Note 4 are appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2001 or 2000 financial statements of the Company other than with respect to such disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2001 or 2000 financial statements taken as a whole.

PricewaterhouseCoopers LLP

Boston, Massachusetts

February 12, 2003, except for
Note 10, for which the date
is February 28, 2003

The following report is a copy of the report previously issued by Arthur Andersen LLP and has not been re-issued by Arthur Andersen LLP.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders of National Dentex Corporation:

      We have audited the accompanying consolidated balance sheets of National Dentex Corporation (a Massachusetts corporation) as of December 31, 2001 and 2000, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2001. These consolidated financial statements and the schedule referred to below are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

      Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedule listed in the index to consolidated financial statements is presented for purposes of complying with Securities and Exchange Commission’s rules and is not a part of the basic consolidated financial statements. The schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

ARTHUR ANDERSEN LLP

Boston, Massachusetts

February 8, 2002

NATIONAL DENTEX CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2001	2002

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$6,378,026	$5,808,435
Accounts receivable:
Trade, less allowance of $307,000 in 2001 and 2002	9,582,266	10,041,989
Other	491,120	442,154
Inventories of raw materials	5,220,462	5,558,316
Prepaid expenses	1,792,607	2,178,002
Deferred tax asset, current	369,195	270,829

Total current assets	23,833,676	24,299,725

PROPERTY, PLANT AND EQUIPMENT:
Land and buildings	4,585,731	4,585,731
Leasehold and building improvements	5,191,126	5,969,018
Laboratory equipment	8,880,778	10,192,772
Furniture and fixtures	3,012,380	3,392,192

	21,670,015	24,139,713
Less — Accumulated depreciation and amortization	11,346,581	12,613,976

Net property, plant and equipment	10,323,434	11,525,737

OTHER ASSETS, net:
Goodwill	21,645,288	24,123,203
Non-competition agreements	3,568,480	2,640,657
Deferred tax asset, noncurrent	362,701	186,895
Other assets	2,349,685	3,040,654

Total other assets	27,926,154	29,991,409

Total assets	$62,083,264	$65,816,871

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,889,234	$1,961,915
Accrued liabilities:
Payroll and employee benefits	3,540,899	4,285,269
Current portion of deferred purchase price	2,778,160	2,325,932
Other accrued expenses	565,042	227,922

Total current liabilities	8,773,335	8,801,038

LONG-TERM LIABILITIES:
Payroll and employee benefits	1,224,231	1,525,903
Deferred purchase price	3,058,609	1,543,959

Total long-term liabilities	4,282,840	3,069,862

COMMITMENTS AND CONTINGENCIES (Note 8)
STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value Authorized — 500,000 shares None issued and outstanding	—	—
Common stock, $.01 par value Authorized — 8,000,000 shares Issued — 3,625,663 shares at December 31, 2001 and 3,665,209 shares at December 31, 2002
Outstanding — 3,446,863 shares at December 31, 2001 and 3,403,009 shares at December 31, 2002	36,257	36,652
Paid-in capital	15,982,448	16,643,963
Retained earnings	36,549,253	42,430,900
Treasury stock at cost — 178,800 shares at December 31, 2001 and 262,200 shares at December 31, 2002	(3,540,869)	(5,165,544)

Total stockholders’ equity	49,027,089	53,945,971

Total liabilities and stockholders’ equity	$62,083,264	$65,816,871

The accompanying notes are an integral part of these consolidated financial statements.

NATIONAL DENTEX CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended

	December 31,	December 31,	December 31,
	2000	2001	2002

Net sales	$75,679,824	$85,725,076	$95,184,567
Cost of goods sold	44,203,153	50,278,363	56,195,536

Gross profit	31,476,671	35,446,713	38,989,031
Selling, general and administrative expenses	22,132,962	25,631,096	29,332,366

Operating income	9,343,709	9,815,617	9,656,665
Other expense	82,754	128,061	210,541
Interest income	568,496	229,497	79,610

Income before provision for income taxes	9,829,451	9,917,053	9,525,734
Provision for income taxes	3,868,781	3,939,325	3,644,087

Net income	$5,960,670	$5,977,728	$5,881,647

Net income per share — basic	$1.67	$1.72	$1.70

Net income per share — diluted	$1.66	$1.68	$1.66

Weighted average shares outstanding — basic	3,568,528	3,479,056	3,457,766

Weighted average shares outstanding — diluted	3,600,649	3,562,413	3,552,918

The accompanying notes are an integral part of these consolidated financial statements.

NATIONAL DENTEX CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock

	Number of	$.01 Par	Paid-in	Retained	Treasury
	Shares	Value	Capital	Earnings	Stock	Total

BALANCE, December 31, 1999	3,550,083	$35,500	$14,903,119	$24,610,855	$—	$39,549,474
Issuance of 12,450 shares of common stock under the stock option plans	12,450	125	166,887	—	—	167,012
Issuance of 17,528 shares of common stock under the employee stock purchase program	17,528	176	215,944	—	—	216,120
Issuance of 813 shares of common stock as director’s fees	813	8	11,984	—	—	11,992
Net income	—	—	—	5,960,670	—	5,960,670
Repurchase of 17,200 shares of common stock under the stock repurchase program	—	—	—	—	(308,869)	(308,869)

BALANCE, December 31, 2000	3,580,874	35,809	15,297,934	30,571,525	(308,869)	45,596,399
Issuance of 25,826 shares of common stock under the stock option plans	25,826	259	419,363	—	—	419,622
Issuance of 15,823 shares of common stock under the employee stock purchase program	15,823	158	201,142	—	—	201,300
Issuance of 3,140 shares of common stock as director’s fees	3,140	31	64,009	—	—	64,040
Net income	—	—	—	5,977,728	—	5,977,728
Repurchase of 161,600 shares of common stock under the stock repurchase program	—	—	—	—	(3,232,000)	(3,232,000)

BALANCE, December 31, 2001	3,625,663	36,257	15,982,448	36,549,253	(3,540,869)	49,027,089
Issuance of 24,380 shares of common stock under the stock option plans	24,380	243	357,165	—	—	357,408
Issuance of 12,706 shares of common stock under the employee stock purchase program	12,706	127	240,291	—	—	240,418
Issuance of 2,460 shares of common stock as director’s fees	2,460	25	64,059	—	—	64,084
Net income	—	—	—	5,881,647	—	5,881,647
Repurchase of 83,400 shares of common stock under the stock repurchase programs	—	—	—	—	(1,624,675)	(1,624,675)

BALANCE, December 31, 2002	3,665,209	$36,652	$16,643,963	$42,430,900	$(5,165,544)	$53,945,971

The accompanying notes are an integral part of these consolidated financial statements.

NATIONAL DENTEX CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended

	December 31,	December 31,	December 31,
	2000	2001	2002

Cash flows from operating activities:
Net income	$5,960,670	$5,977,728	$5,881,647
Adjustments to reconcile net income to net cash provided by operating activities, net of effects of acquisitions:
Depreciation and amortization	2,491,349	2,922,091	2,106,922
(Benefit) provision for deferred income taxes	(53,983)	10,175	274,172
Issuance of common stock as director’s fees	11,992	64,040	64,084
Provision for bad debts	59,311	72,310	46,978
Changes in operating assets and liabilities, net of effects of acquisitions:
(Increase) decrease in accounts receivable	(402,212)	28,743	(5,513)
Increase in inventories	(615,708)	(236,418)	(220,027)
Decrease (increase) in prepaid expenses	52,307	(510,672)	(358,770)
Increase in other assets	(798,551)	(677,119)	(327,895)
Decrease in accounts payable and accrued liabilities	(503,510)	(215,512)	(152,421)

Net cash provided by operating activities	6,201,665	7,435,366	7,309,177

Cash flows from investing activities:
Payment for acquisitions, net of cash acquired	(967,117)	(7,532,377)	(2,836,985)
Payment of deferred purchase price	(2,290,879)	(1,573,660)	(1,859,249)
Additions to property, plant and equipment, net	(1,932,505)	(1,640,831)	(2,155,685)

Net cash used in investing activities	(5,190,501)	(10,746,868)	(6,851,919)

Cash flows from financing activities:
Net proceeds from issuance of common stock	383,132	620,922	597,826
Payments for repurchases of common stock	(308,869)	(3,232,000)	(1,624,675)

Net cash provided by (used in) financing activities	74,263	(2,611,078)	(1,026,849)

Net increase (decrease) in cash and equivalents	1,085,427	(5,922,580)	(569,591)
Cash and cash equivalents at beginning of period	11,215,179	12,300,606	6,378,026

Cash and cash equivalents at end of period	$12,300,606	$6,378,026	$5,808,435

Supplemental disclosures of cash flow information:
Interest paid	$87,422	$11,900	$11,375

Income taxes paid	$4,184,484	$3,848,969	$4,172,637

Supplemental schedule of non-cash investing and financing activities:
The Company purchased the operations of certain dental laboratories in 2000, 2001 and 2002.
In connection with these acquisitions, liabilities were assumed as follows:
Fair value of assets acquired	$3,560,000	$12,889,000	$4,039,000
Cash paid	(1,029,000)	(7,838,000)	(3,212,000)
Deferred purchase price at date of acquisition	(2,190,000)	(4,183,000)	(245,000)

Liabilities assumed	$341,000	$868,000	$582,000

The accompanying notes are an integral part of these consolidated financial statements.

NATIONAL DENTEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2002

(1)	Organization

      National Dentex Corporation (the “Company”) owned and operated 34 full-service dental laboratories and three branch laboratories in 27 states throughout the United States as of December 31, 2002. Working from dentists’ work orders, the Company’s dental laboratories custom design and fabricate dentures, crowns and fixed bridges, and other dental prosthetic appliances.

(2)	Summary of Significant Accounting Policies

Principles of Consolidation

      The consolidated financial statements include all operations of the Company. Acquisitions are reflected from the date acquired by the Company (see Note 3) to December 31, 2002. All significant intercompany balances and transactions have been eliminated in consolidation.

Revenue Recognition

      Revenue is recognized as the dentists’ orders are shipped. In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements”. This bulletin established additional guidelines for revenue recognition. The Company’s revenue recognition policy complies with this pronouncement. Shipping and handling fees charged to customers are recognized upon shipment. Shipping and handling costs totaling approximately $6,396,000, $7,091,000 and $7,690,000 for the years ended December 31, 2000, 2001 and 2002, respectively, are included in selling, general and administrative expense.

Advertising and Promotional Costs

      Advertising, promotional and marketing costs are charged to earnings in the period in which they are incurred, in accordance with AICPA Statement of Position (SOP) 93-7, “Reporting on Advertising Costs.” These costs were approximately $551,000, $748,000 and $1,480,000 for the years ended December 31, 2000, 2001 and 2002, respectively.

Cash and Cash Equivalents

      The Company considers all highly liquid investments purchased with maturities of 90 days or less to be cash equivalents. The Company has cash investments with financial institutions in excess of the $100,000 insured limit of the Federal Deposit Insurance Corporation.

Inventories

      Inventories, consisting principally of raw materials, are stated at the lower of cost (first-in, first-out) or market.

Property, Plant and Equipment

      Property, plant and equipment are stated at cost, less accumulated depreciation. Depreciation is calculated using the straight-line method over the following estimated depreciable lives:

Buildings	25 years
Furniture and fixtures	5-10 years
Laboratory equipment	5-20 years
Computer equipment	3-5 years

NATIONAL DENTEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Leasehold improvements and capital leases are amortized over the lesser of the assets’ estimated useful lives or the lease terms.

      Gains and losses are recognized upon the disposal of property and equipment, and the related accumulated depreciation and amortization are removed from the accounts. Maintenance, repairs and betterments that do not enhance the value of or increase the life of the assets are charged to operations as incurred.

      Depreciation expense totaled approximately $1,095,000, $1,264,000 and $1,436,000 for the years ended December 31, 2000, 2001 and 2002, respectively.

Impairment of Long-Lived Assets

      At each balance sheet date, management periodically evaluates the recoverability of the long-lived assets, including property, plant and equipment and intangible assets, using certain financial indicators, such as historical and future ability to generate income from operations. The Company’s policy is to record an impairment loss in the period when it is determined that the carrying amount of the asset may not be recoverable. The determination is based on an evaluation of such factors as the occurrence of a significant event, a significant change in the environment in which the business operates or if the expected future undiscounted cash flows would become less than the carrying amount of the asset. The Company believes that no impairment of long-lived assets existed as of December 31, 2001 and 2002.

     Other Assets

      Included in other assets are the costs of noncompetition agreements, which are deferred and amortized on a straight-line basis according to the terms of the agreements over 5 to 10 years. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, goodwill amortization ceased on December 31, 2001. The Company continually evaluates whether events and circumstances have occurred that indicate that the value of goodwill has been impaired. In accordance with SFAS No. 142, goodwill is evaluated for possible impairment on an annual basis, based on a two-step process. The first step is to compare the fair value of the reporting unit to its carrying amount to determine if there is potential impairment. If the fair value of the reporting unit is less than its carrying value, the second step would be to record an impairment loss to the extent of that difference. As of December 31, 2002, there has been no impairment of goodwill.

     Income Taxes

      The Company follows SFAS No. 109, “Accounting for Income Taxes”. Under SFAS No. 109, deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been included in the financial statements or tax returns. The amount of deferred tax asset or liability is based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

     Earnings Per Share

      In accordance with the disclosure requirements of SFAS No. 128, “Earnings per Share,” basic earnings per share is computed by dividing net income by the weighted average number of shares outstanding and diluted earnings per share reflects the dilutive effect of stock options. The weighted average number of shares

NATIONAL DENTEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

outstanding, the dilutive effects of outstanding stock options and warrants, and the shares under option plans that were antidilutive for the years ended December 31, 2000, 2001 and 2002 are as follows:

	Years Ended December 31

	2000	2001	2002

Weighted average number of shares used in basic earnings per share calculation	3,568,528	3,479,056	3,457,766
Incremental shares under option plans	32,121	83,357	95,152

Weighed average number of shares used in diluted earnings per share calculation	3,600,649	3,562,413	3,552,918

Shares under option plans excluded in computation of diluted earnings per share due to antidilutive effects	125,092	10,300	116,950

     Stock-Based Compensation

      Effective January 1, 1996, the Company adopted the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” The Company has elected to continue to account for employee stock options at intrinsic value, in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” with disclosure of the effects of fair value accounting on net income and earnings per share on a pro forma basis for the years ended December 31 2000, 2001 and 2002. Had compensation costs for the Company’s 1992 Long-Term Incentive Plan (the “LTIP”), 2001 Stock Plan and 1992 Employees’ Stock Purchase Plan (“The Stock Purchase Plan”) been determined consistent with SFAS No. 123, the Company’s net income and earnings per share would have been reduced to the following pro forma amounts:

	December 31,

	2000	2001	2002

Stock-based employee compensation expense, as reported:	$—	$—	$—

Net income, as reported:	$5,960,670	$5,977,728	$5,881,647
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	313,869	566,194	681,078

Pro forma net income	$5,646,801	$5,411,534	$5,200,569

Earnings per share:
As reported, basic	$1.67	$1.72	$1.70
Pro forma, basic	1.58	1.56	1.50
As reported, diluted	1.66	1.68	1.66
Pro forma, diluted	1.58	1.53	1.47

      In calculating the pro forma information set forth above, the fair value of each option grant under the LTIP, the 2001 Stock Plan and the Stock Purchase Plan is estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2000, 2001 and 2002, respectively.

NATIONAL DENTEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Risk-Free
Year Ended	Interest Rate	Expected Life	Expected Volatility	Expected Dividends

December 31, 2002	0.43% to 2.04%	1-3 Years	28.30% to 28.64%	None
December 31, 2001	0.48% to 3.68%	1-3 Years	28.61% to 29.65%	None
December 31, 2000	4.56% to 5.49%	1-3 Years	30.45% to 30.75%	None

     Treasury Stock Purchases

      The Company has implemented a stock repurchase program as approved by the Company’s Board of Directors. The program authorizes the purchase of up to 400,000 shares of common stock in open market or privately negotiated transactions, subject to market conditions. For the years ended December 31, 2000, 2001 and 2002, the Company repurchased 17,200 shares, 161,600 shares and 83,400 shares respectively, which have been classified as treasury stock on the accompanying consolidated balance sheet.

     Use of Estimates

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Disclosures About the Fair Value of Financial Instruments

      The Company’s financial instruments mainly consist of cash and cash equivalents, accounts receivable, accounts payable, and long-term liabilities. The carrying amounts of the Company’s cash and cash equivalents, accounts receivable and accounts payable approximate their fair value due to the short-term nature of these instruments. The carrying amounts of the long-term liabilities also approximates their fair value, based on rates available to the Company for debt with similar terms and remaining maturities.

     Comprehensive Income

      SFAS No. 130, “Reporting Comprehensive Income,” requires disclosure of all components of comprehensive income on an annual and interim basis. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. The Company’s comprehensive income is equal to its net income for all periods presented.

     Disclosures about Segments of an Enterprise

      SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information,” establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS No. 131 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate financial information is available for the evaluation by the chief decision maker, or decision-making group, in making decisions how to allocate resources and assess performance. To date, the Company has viewed its operations and manages its business as one operating segment.

     Recent Accounting Pronouncements

      In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”), which nullifies Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability

NATIONAL DENTEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS 146 requires a liability for a cost associated with an exit or disposal activity be recognized and measured initially at its fair value in the period in which the liability is incurred. If fair value cannot be reasonably estimated, the liability shall be recognized initially in the period in which fair value can be reasonably estimated. The provisions of SFAS 146 will be effective for the Company prospectively for exit or disposal activities initiated after December 31, 2002. The Company does not believe that the adoption of this pronouncement will have a material effect on the results of the Company.

      In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN 45 does not prescribe a specific approach for subsequently measuring the guarantor’s recognized liability over the term of the related guarantee. This Interpretation also incorporates, without change, the guidance in FASB Interpretation No. 34, “Disclosure of Indirect Guarantees of Indebtedness of Others”, which is being superseded. The Company has adopted the disclosure provisions of this pronouncement as of December 31, 2002. The Company is currently assessing the financial impact of adopting this pronouncement in fiscal year 2003.

      In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation” (“SFAS 148”), to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The amended disclosure provisions are effective for fiscal years ending after December 15, 2002 and the Company has adopted the amended disclosure provisions as of December 31, 2002. The Company has not decided whether or not it will voluntarily change to the fair value based method of accounting for stock-based employee compensation at this time.

(3) Acquisitions

      The Company’s acquisition strategy is to consolidate within the dental laboratory industry and use its financial and operational synergies to create a competitive advantage. Certain factors, such as the laboratory’s technical skills, reputation in the local marketplace and value as a going concern result in the recognition of goodwill.

      During 2001, the Company acquired the following dental laboratory operations:

Creative Dental Ceramics	March 2001
Bauer Dental Laboratory	May 2001
Aronovitch Dental Laboratory	July 2001
New Mexico Dental Laboratory	August 2001
Crown Dental Laboratory	November 2001
The Freeman Center	November 2001

      During 2002, the Company acquired the following dental laboratory operations:

Fox Dental Company	April 2002
Valencia Dental	July 2002
E&S Dental Laboratory	August 2002

NATIONAL DENTEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Acquisitions completed prior to July 1, 2001 have been reflected in the accompanying consolidated financial statements from the dates of acquisition, and have been accounted for as purchases in accordance with APB Opinion No. 16, “Accounting for Business Combinations.” Acquisitions completed after June 30, 2001 have been reflected in the accompanying consolidated financial statements from the dates of acquisition, and have been accounted for as purchases in accordance with SFAS No. 141, “Business Combinations.”

      The total purchase price has been allocated to the acquired assets and liabilities based on preliminary estimates of their related fair values, which are subject to revision. The total purchase price was allocated as follows as of December 31, 2001 and 2002:

	2001	2002

Total Purchase Price	$12,021,000	$3,457,000
Less Fair Market Values Assigned to Assets and Liabilities:
Cash	305,000	375,000
Accounts receivable	1,204,000	452,000
Inventories	407,000	118,000
Property, plant and equipment	577,000	483,000
Non-compete agreements	720,000	310,000
Other assets	12,000	27,000
Accounts payable	(477,000)	(257,000)
Accrued liabilities and other	(391,000)	(325,000)

Goodwill	$9,664,000	$2,274,000

      Acquired goodwill of approximately $3,688,000 and $836,000 for acquisitions completed in 2001 and 2002, respectively, are tax deductible over a fifteen-year period, as allowed under Internal Revenue Service Code Section 197.

      In connection with these acquisitions, the Company has incurred certain deferred purchase costs relating to noncompete agreements with certain individuals, ranging over periods of 5 to 10 years, and other contingent payments provided for in the purchase agreements.

      The following unaudited pro forma operating results of the Company assume the acquisitions had been made as of January 1, 2001. Such information includes adjustments to reflect additional depreciation, non-compete amortization, amortization of goodwill and interest expense, and is not necessarily indicative of what the results of operations would actually have been, or of the results of operations in future periods.

	Years Ended

	December 31,	December 31,
	2001	2002

Net sales	$97,033,000	$96,577,000
Net income	6,349,000	5,829,000
Net income per share:
Basic	$1.82	$1.69
Diluted	$1.78	$1.64

      For all acquisitions completed prior to July 1, 2001, the pro forma results presented above were calculated assuming that amortization expense related to goodwill was incurred throughout fiscal year 2001. For acquisitions completed after June 30, 2001, the pro forma results from operations presented above were calculated assuming that no amortization expense related to goodwill was incurred for fiscal years 2001, in accordance with SFAS No. 141, which was effective on July 1, 2001.

NATIONAL DENTEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(4)	Goodwill and Other Intangible Assets

      In July 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination, whether acquired individually or with a group of other assets, and the accounting and reporting for goodwill and other intangibles subsequent to their acquisition. These standards require that the purchase method of accounting be used for business combinations and eliminate the use of the pooling-of-interest method. Additionally, they require that goodwill and intangible assets with indefinite lives no longer be amortized. The Company was required to adopt SFAS No. 141 and SFAS No. 142 on a prospective basis as of July 1, 2001 and January 1, 2002, respectively. In accordance with the provisions of SFAS No. 142, the Company no longer amortizes goodwill. In order to permit the comparison of net income and earnings per share in 2002 with that of prior years, the following table presents the impact of goodwill amortization on earnings and earnings per share:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2000	2001	2002

Net income applicable to common stock	$5,960,670	$5,977,728	$5,881,647
Add back: Goodwill amortization	699,466	910,641	—

Adjusted net income	$6,660,136	$6,888,369	$5,881,647

Computation of Basic Earnings per Share:
Reported basic earnings per share	$1.67	$1.72	$1.70
Add back: Goodwill amortization	.20	.26	—

Adjusted basic earnings per share	$1.87	$1.98	$1.70

Computation of Diluted Earnings per Share:
Reported earnings per share	$1.66	$1.68	$1.66
Add back: Goodwill amortization	.19	.26	—

Adjusted diluted earnings per share	$1.85	$1.94	$1.66

      SFAS No. 142 further requires that goodwill be subject to impairment tests at least annually. A two-step process is required to complete such testing with the first step being to identify any potential impairment. The Company was required to perform this first step effective for the quarter ended June 30, 2002. The second step of the goodwill impairment test measures the amount of the impairment loss, if any. This measurement had to be as of the beginning of the year of adoption. The Company has completed both steps of the impairment testing and has determined that no impairment exists at this time.

      The changes in the carrying amount of goodwill for the years ended December 31, 2001 and 2002 are as follows:

	December 31,

	2001	2002

Balance as of January 1	$12,848,000	$21,645,000
Goodwill acquired during the year	9,664,000	2,274,000
Amortization expense	(911,000)	—
Adjustments related to contingent consideration	—	140,000
Adjustments related to the finalization of preliminary purchase estimates	44,000	64,000

Balance as of December 31	$21,645,000	$24,123,000

NATIONAL DENTEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company also enters into certain non-competition agreements, primarily related to the acquisition of dental laboratories. The amounts assigned to non-competition agreements are amortized on a straight-line basis over the term of the agreement.

	December 31,

	2001	2002

Non-competition agreements	$7,661,000	$7,389,000
Less: Accumulated amortization	(4,093,000)	(4,748,000)

Non-competition agreements, net	$3,568,000	$2,641,000

      Amortization expense associated with non-competition agreements totaled approximately $696,000, $747,000,and $656,000 for the years ended December 31, 2000, 2001 and 2002, respectively.

      Future amortization expense of non-competition agreements will be approximately:

2003	$703,000
2004	601,000
2005	479,000
2006	332,000
2007	177,000
Thereafter	349,000

$2,641,000

(5)	Income Taxes

      The following is a summary of the provision for income taxes:

	Years Ended

	December 31,	December 31,	December 31,
	2000	2001	2002

Federal —
Current	$3,234,702	$3,192,325	$2,703,114
Deferred	(45,886)	8,649	233,046

	3,188,816	3,200,974	2,936,160

State —
Current	688,062	736,825	666,801
Deferred	(8,097)	1,526	41,126

	679,965	738,351	707,927

	$3,868,781	$3,939,325	$3,644,087

NATIONAL DENTEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Deferred income taxes are comprised of the following at December 31, 2001 and 2002:

	2001	2002

Deferred Tax Assets:
Non-compete agreements	$538,214	$619,489
Other liabilities	275,779	227,418
Vacation benefits	201,600	137,898
Inventory basis differences	30,551	29,377
Receivables basis differences	58,022	65,299
Other reserves	79,021	38,255

Total deferred tax assets	1,183,187	1,117,736

Deferred Tax Liabilities:
Property basis differences	(451,291)	(660,012)

Total deferred tax liabilities	(451,291)	(660,012)

Net deferred tax asset	$731,896	$457,724

      A reconciliation between the provision for income taxes computed at statutory rates and the amount reflected in the accompanying statements of income is as follows:

	Years Ended

	December 31,	December 31,	December 31,
	2000	2001	2002

Statutory federal income tax rate	34.0%	34.0%	34.0%
State income tax, net of federal income tax benefit	4.6	4.9	4.6%
Other	0.8	0.8	(0.3)

Effective income tax rate	39.4%	39.7%	38.3%

(6)	Lines of Credit

      The Company maintains a financing agreement (the “Agreement”) with Citizens Bank of Massachusetts (formerly State Street Bank and Trust Company) (the “Bank”). The Agreement, as amended on December 31, 2001, includes revolving lines of credit of $4,000,000 and $8,000,000. The interest rate on both revolving lines of credit is the prime rate minus 0.5% or the London Interbank Offered Rate (“LIBOR”) rate plus 1.5%, at the Company’s option. Both revolving lines of credit mature on June 30, 2004. The full amounts under the lines of credit were available for use at December 31, 2001 and 2002.

      A commitment fee of one-eighth of 1% is payable on the unused amount of both revolving lines of credit. As of December 31, 2002, the full principal amount was available to the Company under both revolving lines of credit. The Agreement requires compliance with certain covenants, including the maintenance of net worth and other financial ratios. As of December 31, 2002, the Company was in compliance with these covenants.

(7)	Benefit Plans

      The Company has an employee savings plan (the “Plan”) under Internal Revenue Service (IRS) Code Section 401(k). The Plan allows contributions of up to 10% of a participant’s salary, a portion of which is matched in cash by the Company. The Company contributes this amount once a year, within 120 days after December 31, the Plan’s year-end. All employees are eligible to participate in the Plan after completing one year of service with the Company and the attainment of age 21. Participants become fully vested after six

NATIONAL DENTEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

years of service or upon attaining age 65. The Company has incurred charges to operations of approximately $412,000, $398,000 and $573,000 to match contributions for the years ended December 31, 2000, 2001 and 2002, respectively.

      The Company has an incentive plan, the Laboratory Plan, for dental laboratory management and other designated key employees who could directly influence the financial performance of an individual dental laboratory. Eligibility is determined annually for each laboratory. Each participant is eligible to receive an amount based on the achievement of certain earnings levels of the participant’s laboratory, as defined. The Company has incurred charges to operations of approximately $2,472,000, $2,725,000 and $3,022,000 for the years ended December 31, 2000, 2001 and 2002, respectively, under the Laboratory Plan.

      The Company has an executive bonus plan (the “Executive Plan”) for key executives and management of the Company, and a management bonus plan (the “Managers Plan”) for laboratory group managers. Eligibility to participate in each plan is determined annually. Participants are eligible to receive a bonus, based on a percentage of salary, dependent upon the achievement of earnings targets, as defined. The bonus is distributed within 90 days after year-end. The Company has incurred aggregate charges to operations of approximately $465,000, $216,000 and $317,000, for the years ended December 31, 2000, 2001 and 2002, respectively, with respect to these plans.

      The Company established a Supplemental Executive Retirement Plan (“SERP”) for certain key employees providing for annual benefits payable over a period of 10 years beginning at age 65 or date of retirement. Benefits will be funded by life insurance contracts purchased by the Company. The cost of these benefits is being charged to expense and accrued using a present value method over the expected terms of employment. These benefits vest to the participating employees over periods of up to ten years. The charges to expense for the years ended December 31, 2000, 2001 and 2002, were approximately $197,000, $284,000 and $389,000, respectively.

(8)	Commitments and Contingencies

Operating Leases

      The Company is committed under various non-cancelable operating lease agreements covering its office space and dental laboratory facilities and certain equipment. Certain of these leases also require the Company to pay maintenance, repairs, insurance and related taxes. The total rental expense for the years ended December 31, 2000, 2001 and 2002 was approximately $2,068,000, $2,278,000 and $2,699,000, respectively. The approximate aggregate minimum lease commitments under these leases as of December 31, 2001 are as follows:

Year	Amount

2003	$2,556,000
2004	2,018,000
2005	1,510,000
2006	1,094,000
2007	808,000
Thereafter	2,223,000

$10,209,000

     Employment Contracts and Change-in-Control Arrangements

      In April 1995 and January 2001, the Company entered into employment contracts and change-in-control arrangements with certain key executives. The initial term of these employment contracts expired in April

NATIONAL DENTEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1998, and the contracts by their terms renew automatically thereafter until termination by the Company or the executive. The change-in-control arrangements provide certain severance benefits in the event that the executive is terminated by the Company without cause or the executive terminates his employment contract for certain specified reasons.

(9) Stock Options, Warrants and Employee Stock Purchase Plan

Stock Option Plans

      In May 1992, the Company’s Board of Directors (the “Board”) adopted the 1992 Long-Term Incentive Plan (the “LTIP”). Under the LTIP, the Board may grant stock options, stock appreciation rights, restricted stock, deferred stock, stock purchase rights and other stock-based compensation to key employees, officers and directors of the Company. In August 1995, the Board amended the LTIP to increase the number of shares of common stock reserved for issuance under the plan from 150,000 to 235,000, in April 1997 to 335,000 and in April 1998 to 485,000. As of May 2002, no additional options may be granted under this plan. These options vest over three years from date of grant with a maximum term of ten years.

      The following summarizes the transactions of the Company’s LTIP for the years ended December 31, 2000, 2001 and 2002:

	2000		2001		2002

		Weighted Average		Weighted Average		Weighted Average
	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price

Outstanding at beginning of year	325,624	$17.51	315,751	$16.33	388,743	$17.39
Granted	74,650	13.09	104,500	20.25	9,100	24.73
Exercised	(12,450)	13.41	(25,826)	16.25	(24,380)	14.66
Canceled	(72,073)	18.83	(5,682)	16.46	(17,737)	19.36

Outstanding at end of year	315,751	$16.33	388,743	$17.39	355,726	$17.67

Exercisable at end of year	216,762	$17.53	235,692	$16.99	254,976	$17.12
Weighted average fair value of options granted	$2.72		$3.69		$4.15

	Options Outstanding			Options Exercisable

	Number	Weighted Average	Weighted Average	Number	Weighted Average
	Outstanding	Remaining	Exercise Price	Exercisable	Exercise Price
Exercise Price Range	at 12/31/02	Contractual Life	Per Share	at 12/31/02	Per Share

$12.25 to $15.00 Per Share	89,372	5.7	$12.77	67,240	$12.70
$15.25 to $20.13 Per Share	94,354	5.1	$17.02	94,354	$17.02
$20.25 to $24.88 Per Share	172,000	7.0	$20.57	93,382	$20.41

	355,726	6.2	$17.67	254,976	$17.12

      In January 2001, the Company’s Board of Directors adopted the 2001 Stock Plan. Under this plan, the Board may grant stock options, stock appreciation rights, restricted stock, deferred stock, stock purchase rights and other stock-based compensation to key employees, officers and directors of the Company. The Board reserved 300,000 shares of common stock for issuance under the Plan. These options vest over three years from date of grant with a maximum term of ten years.

NATIONAL DENTEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following summarizes the transactions of the Company’s 2001 Stock Plan for the years ended December 31, 2001 and 2002:

	2001		2002

		Weighted Average		Weighted Average
	Shares	Exercise Price	Shares	Exercise Price

Outstanding at beginning of year	—	$—	116,750	$20.47
Granted	116,750	20.47	108,500	24.66
Exercised	—	—	—	—
Canceled	—	—	(3,150)	20.94

Outstanding at end of year	116,750	$20.47	222,100	$22.51

Exercisable at end of year	—	$0.00	37,853	$20.46
Weighted average fair value of options granted	$3.76		$4.13

	Options Outstanding			Options Exercisable

	Number	Weighted Average	Weighted Average	Number	Weighted Average
	Outstanding	Remaining	Exercise Price	Exercisable	Exercise Price
Exercise Price Range	at 12/31/02	Contractual Life	Per Share	at 12/31/02	Per Share

$19.52 to $24.68 Per Share	222,100	8.7	$22.51	37,853	$20.46

      Also, the Company has the 1992 Employees’ Stock Purchase Plan (the “Stock Purchase Plan”), as amended in April 2000, under which an aggregate of 200,000 shares of the Company’s common stock may be purchased, through a payroll deduction program, primarily at a price equal to 85% of the fair market value of the common stock on either April 1, 2002 or March 31, 2003, whichever is lower. The number of shares of common stock purchased through the Stock Purchase Plan for 2000, 2001 and 2002 were 17,528 15,823 and 12,706, respectively.

(10) Subsequent Event

      Effective February 28th, 2003, the Company completed a transaction to acquire all of the assets of Nobilium of Texas Dental Laboratory (“Nobilium”) of Houston, Texas from Sentage Corporation. Nobilium had sales of approximately $1,000,000 in its last fiscal year ended December 31, 2002.

SCHEDULE II

NATIONAL DENTEX CORPORATION

VALUATION AND QUALIFYING ACCOUNTS

	Balance at	Charged to			Balance at
	Beginning	Costs and			End of
	of Period	Expenses	Write-offs	Deduction	Period

Allowance for Doubtful Accounts:
December 31, 2000	$195,758	$137,567	$59,311	—	$274,014
December 31, 2001	274,014	105,763	72,310	—	307,467
December 31, 2002	307,467	46,477	46,978	—	306,966

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL DENTEX CORPORATION

By:	/s/ DAVID L. BROWN

David L. Brown,
President & CEO

March 10, 2003

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ DAVID V. HARKINS

David V. Harkins,
Chairman of the Board And Director
March 10, 2003

/s/ JACK R. CROSBY

Jack R. Crosby,
Director
March 10, 2003

/s/ DANIEL A. GRADY

Daniel A. Grady,
Director
March 10, 2003

/s/ NORMAN F. STRATE

Norman F. Strate,
Director
March 10, 2003

/s/ DAVID L. BROWN

David L. Brown,
President, CEO, Treasurer, And Director
(Principal Executive Officer)
March 10, 2003

/s/ RICHARD F. BECKER, JR.

Richard F. Becker, Jr,
Vice President, Treasurer and
Chief Financial Officer
(Principal Financial Officer)
March 10, 2003

CHIEF EXECUTIVE OFFICER CERTIFICATION PURSUANT TO SECTION 302 OF THE

SARBANES-OXLEY ACT OF 2002

I, David L. Brown, President, Chief Executive Officer and Director, certify that:

      1.     I have reviewed this annual report on Form 10-K of National Dentex Corporation;

      2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4.     The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries (if any), is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5.     The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6.     The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By: /s/ DAVID L. BROWN

David L. Brown
President, Chief Executive Officer
and Director

Date: March 10, 2003

CHIEF FINANCIAL OFFICER CERTIFICATION PURSUANT TO SECTION 302 OF THE

SARBANES-OXLEY ACT OF 2002

I, Richard F. Becker, Jr., Chief Financial Officer, Vice President of Finance and Treasurer, certify that:

      1.     I have reviewed this annual report on Form 10-K of National Dentex Corporation;

      2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4.     The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries (if any), is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5.     The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6.     The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By: /s/ RICHARD F. BECKER, JR.

Richard F. Becker, Jr.
Chief Financial Officer, Vice President
of Finance and Treasurer

Date: March 10, 2003