Form 10-Q
period 2003-03-31
NATIONAL DENTEX CORP /MA/
filed 2003-05-12
CIK 913616

-------------------------------------------------------------------------------
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                                     of the
                         Securities Exchange Act of 1934

                      For the Quarter ended March 31, 2003

                        Commission file number 000-23092

                           NATIONAL DENTEX CORPORATION
             (Exact name of registrant as specified in its charter)

   MASSACHUSETTS                              04-2762050
(State or Other Jurisdiction of     (I.R.S. Employer Identification
Incorporation or Organization)                   No.)


526 Boston Post Road, Wayland, MA                 01778
 (Address of Principal Executive               (Zip Code)
            Offices)

                                (508) 358 - 4422
                (Registrant's Telephone No., including Area Code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                               Yes __X__ No _____

    Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).
                               Yes __X__ No _____

    As of May 7, 2003, 3,682,192 shares of the registrant's Common Stock, par value $.01 per share, were issued and 3,419,992 were outstanding.

--------------------------------------------------------------------------------





                                                        NATIONAL DENTEX CORPORATION

                                                                  FORM 10-Q

                                                          QUARTER ENDED MARCH 31, 2003

                                                               TABLE OF CONTENTS

                PART I. Financial Information                                                             Page
                -------

                Item 1. Financial Statements:

                Consolidated Balance Sheets as of December 31, 2002 and March 31, 2003
                (Unaudited)................................................................................. 3

                Consolidated Statements of Income for the three month period ended March 31, 2002
                (Unaudited) and 2003 (Unaudited)............................................................ 4

                Consolidated Statements of Stockholders' Equity for the three month period ended
                March 31, 2003 (Unaudited).................................................................. 5

                Consolidated Statements of Cash Flows for the three months ended March 31, 2002
                (Unaudited) and 2003 (Unaudited)............................................................ 6

                Notes to Consolidated Financial Statements................................................ 7-8

                Item 2. Management's Discussion and Analysis of Financial Condition and Results
                of Operations............................................................................ 9-11

                Item 3. Quantitative and Qualitative Disclosures About Market Risk......................... 11

                Item 4.  Controls and Procedures........................................................... 11

                PART II. Other Information
                --------

                Item 4. Submission of Matters to a Vote of Security Holders                                 12

                Item 6. Exhibits and Reports on Form 8-K                                                    12


                Signatures..................................................................................13

                Certifications of Principal Executive Officer and Principal Financial Officer
                regarding facts and circumstances relating to quarterly reports.......................   14-15






                                                                NATIONAL DENTEX CORPORATION

                                                                CONSOLIDATED BALANCE SHEETS

                                                                                      December 31,   March 31,
                                                                                           2002        2003
                                                                                      ------------- ----------
                                                ASSETS                                              (Unaudited)
                                                ------
                  CURRENT ASSETS:
                    Cash and cash equivalents.....................................     $ 5,808,435   $ 4,133,762
                    Accounts receivable:
                      Trade, less allowance of $307,000 in 2002 and $334,000 in 2003    10,041,989    10,737,602
                      Other.......................................................         442,154       340,755
                    Inventories of raw materials..................................       5,558,316     5,605,767
                    Prepaid expenses..............................................       2,178,002     2,495,146
                    Deferred tax asset, current...................................         270,829       272,890
                                                                                       -----------   -----------
                      Total current assets........................................      24,299,725    23,585,922
                                                                                       -----------   -----------

                  PROPERTY, PLANT AND EQUIPMENT:
                    Land and buildings............................................       4,585,731     4,585,731
                    Leasehold and building improvements...........................       5,969,018     6,304,182
                    Laboratory equipment..........................................      10,192,772    10,547,598
                    Furniture and fixtures........................................       3,392,192     3,489,778
                                                                                        ----------   -----------

                                                                                        24,139,713    24,927,289
                      Less-- Accumulated depreciation and amortization............      12,613,976    12,998,009
                                                                                       -----------   -----------
                      Net property, plant and equipment...........................      11,525,737    11,929,280
                                                                                       -----------   -----------

                  OTHER ASSETS, net:
                    Goodwill......................................................      24,123,203    24,338,615
                    Non-competition agreements....................................       2,640,657     2,552,197
                    Deferred tax asset, non-current...............................         186,895       187,911
                    Other assets..................................................       3,040,654     3,046,948
                                                                                       -----------   -----------
                      Total other assets..........................................      29,991,409    30,125,671
                                                                                       -----------   -----------
                       Total assets...............................................     $65,816,871   $65,640,873
                                                                                       ===========   ===========

                                 LIABILITIES AND STOCKHOLDERS' EQUITY
                                 ------------------------------------

                  CURRENT LIABILITIES:
                    Accounts payable..............................................     $ 1,961,915   $ 1,822,658
                    Accrued liabilities:
                      Payroll and employee benefits...............................       4,285,269     2,677,316
                      Current portion of deferred purchase price..................       2,325,932     1,990,368
                      Other accrued expenses......................................         227,922       898,622
                                                                                       -----------   -----------
                      Total current liabilities...................................       8,801,038     7,388,964
                                                                                       -----------   -----------

                  LONG-TERM LIABILITIES:
                    Payroll and employee benefits.................................       1,525,903     1,615,504
                    Deferred purchase price.......................................       1,543,959     1,357,083
                                                                                       -----------   -----------
                      Total long-term liabilities.................................       3,069,862     2,972,587
                                                                                       -----------   -----------

                  COMMITMENTS AND CONTINGENCIES

                  STOCKHOLDERS' EQUITY:
                    Preferred stock, $.01 par value
                      Authorized -- 500,000 shares
                      None issued and outstanding.................................              --            --
                    Common stock, $.01 par value
                      Authorized -- 8,000,000 shares
                      Issued -- 3,665,209 shares at December 31, 2002 and
                      3,665,342 shares at March 31, 2003.
                      Outstanding -- 3,403,009 shares at December 31, 2002 and
                      3,403,142 shares at March 31, 2003..........................          36,652        36,653
                    Paid-in capital...............................................      16,643,963    16,645,691
                    Retained earnings.............................................      42,430,900    43,762,522
                    Treasury stock at cost-- 262,200 shares at December 31, 2002 and
                      March 31, 2003..............................................      (5,165,544)   (5,165,544)
                                                                                        -----------  ------------
                      Total stockholders' equity..................................      53,945,971    55,279,322
                                                                                       -----------   -----------
                      Total liabilities and stockholders' equity..................     $65,816,871   $65,640,873
                                                                                       ===========   ===========

                        The accompanying notes are an integral part of these consolidated financial statements.






                                                 NATIONAL DENTEX CORPORATION

                                              CONSOLIDATED STATEMENTS OF INCOME
                                                         (Unaudited)

                                                                          Three Months Ended
                                                                       March 31,           March 31,
                                                                         2002                2003
                                                                    -------------       -------------
                        Net sales.............................       $23,414,179         $23,965,295

                        Cost of goods sold....................        13,630,554          14,409,816
                                                                     -----------         -----------

                          Gross profit........................         9,783,625           9,555,479

                        Selling, general and administrative            7,150,320           7,344,445
                         expenses..............................      -----------         -----------


                          Operating income....................         2,633,305           2,211,034

                        Other expense.........................            29,791              52,792

                         Interest income......................            33,629               8,628
                                                                     -----------         -----------

                          Income before provision for income taxes     2,637,143           2,166,870

                        Provision for income taxes............         1,068,043             835,248
                                                                     -----------         -----------

                          Net income..........................       $ 1,569,100         $ 1,331,622
                                                                     ===========         ===========

                        Net income per share - basic..........       $       .45         $       .39
                                                                     ===========         ===========
                        Net income per share - diluted........       $       .44         $       .39
                                                                     ===========         ===========

                        Weighted average shares outstanding -
                         basic.................................        3,450,439           3,403,027
                                                                     ===========         ===========
                        Weighted average shares outstanding -
                        diluted...............................         3,596,393           3,445,828
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





                                                                NATIONAL DENTEX CORPORATION

                                                        CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                                           (Unaudited)

                                                   Common Stock

                                               Number of    $.01 Par   Paid-in    Retained      Treasury
                                                Shares        Value    Capital    Earnings      Stock            Total
                                               ---------    --------   -------    --------      ---------     -----------

          BALANCE, December 31, 2002........   3,665,209  $   36,652 $16,643,963  $42,430,900  $(5,165,544) $  53,945,971


          Issuance of 133 shares of common
            stock under the stock option             133           1       1,728            --          --          1,729
          plans.............................
          Net income........................          --          --          --    1,331,622           --      1,331,622
                                             ------------ ----------- ---------- ------------ ------------ --------------
          BALANCE, March 31, 2003...........   3,665,342   $  36,653 $16,645,691  $43,762,522  $(5,165,544) $  55,279,322
                                             ===========  =========== ==========  ===========  ============ =============



                        The accompanying notes are an integral part of these consolidated financial statements.







                                             NATIONAL DENTEX CORPORATION

                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                     (Unaudited)

                                                                     For the Three Months Ended
                                                                       March 31,       March 31,
                                                                         2002             2003
                                                                    -------------      ---------
               Cash flows from operating activities:
                 Net income                                          $ 1,569,100        $ 1,331,622
                 Adjustments to reconcile net income to net cash
                    provided by (used in) operating activities,
                    net of effects of acquisitions:
                    Depreciation and amortization...............         534,976            544,818
                    Benefit from deferred income taxes..........          (1,997)            (3,077)
                    Provision for bad debts.....................           4,483             23,360
                 Changes in operating assets and liabilities, net
                  of effects of acquisitions:
                    Increase in accounts receivable.............        (920,371)          (535,160)
                    Increase in inventories.....................         (89,132)           (34,597)
                    Increase in prepaid expenses................        (131,277)          (317,144)
                    (Increase) decrease in other assets.........        (151,260)            11,533
                    Decrease in accounts payable and accrued
                      liabilities...............................        (317,876)        (1,079,321)
                                                                    -------------      -------------
                    Net cash provided by (used in) operating
                     activities.................................         496,646            (57,966)
                                                                    -------------      ------------

               Cash flows from investing activities:
                 Payment for acquisitions, net of cash acquired.           -               (482,414)
                 Payment of deferred purchase price.............      (1,278,103)          (466,798)
                 Additions to property, plant and equipment, net        (335,916)          (669,224)
                                                                       ---------          ---------
                    Net cash used in investing activities.......      (1,614,019)        (1,618,436)
                                                                     -----------        -----------

               Cash flows from financing activities:
                 Net proceeds from issuance of common stock.....         161,064              1,729
                                                                    ------------       ------------
                    Net cash provided by financing activities...         161,064              1,729
                                                                     -----------        -----------

               Net decrease in cash and cash equivalents..............  (956,309)        (1,674,673)

               Cash and cash equivalents at beginning of period.       6,378,026          5,808,435
                                                                     -----------        -----------
               Cash and cash equivalents at end of period.......     $ 5,421,717        $ 4,133,762
                                                                     ===========        ===========



               Supplemental disclosures of cash flow information:
                 Interest paid..................................     $     3,429        $     2,519
                                                                     ===========        ===========
                 Income taxes paid..............................     $    56,900        $    32,327
                                                                     ===========        ===========

                        The accompanying notes are an integral part of these consolidated financial statements.


                           NATIONAL DENTEX CORPORATION

                   Notes to Consolidated Financial Statements
                                 March 31, 2003
(1) Interim Financial Statements

    The accompanying unaudited financial statements include all adjustments (consisting only of normal recurring accruals) that are, in the opinion of management, necessary for fair presentation of the results of operations for the periods presented. Interim results are not necessarily indicative of the results to be expected for a full year.

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

    Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted as allowed by Form 10-Q. The accompanying unaudited consolidated financial statements should be read in conjunction with the Company's consolidated financial statements for the year ended December 31, 2002 as filed with the Securities and Exchange Commission on Form 10-K.
    .

(2) Earnings Per Share

      In accordance with the disclosure requirements of Statement of Financial Accounting Standard ("SFAS") No. 128, "Earnings per Share," basic earnings per share is computed by dividing net income by the weighted average number of shares outstanding and diluted earnings per share reflects the dilutive effect of stock options. The weighted average number of shares outstanding, the dilutive effects of outstanding stock options, and the shares under option plans that were antidilutive for the quarter ended March 31, 2002 and 2003 are as follows:


                                                                         Three Months Ended March 31,
                                                                           2002                 2003
                                                                           ----                 ----
Weighted average number of shares used in basic earnings
per share calculation..............................................     3,450,439             3,403,027
Incremental shares under option plans..............................       145,954                42,801
                                                                          -------                ------
Weighed average number of shares used in diluted earnings per
share calculation..................................................     3,596,393             3,445,828
                                                                        =========             =========
Shares under option plans excluded in computation of diluted
earnings per share due to antidilutive effects.....................           ---               505,173
                                                                              ===               =======


    The following table summarizes options that were outstanding but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares:


                                                                         Three Months Ended March 31,
                                                                           2002                 2003
                                                                           ----                 ----

               Number of Options for Common Shares                         None                505,173
                            Range of
                         Exercise Prices                                   ---             $19.52 - $24.88

                         Expire Through:                                   ---              January 2013

(3) Stock-Based Compensation

     Effective January 1, 1996, the Company adopted the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." The Company has elected to continue to account for employee stock options at intrinsic value, in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," with disclosure of the effects of fair value accounting on net income and earnings per share on a pro forma basis. Had compensation costs for the Company's 1992 Long-Term Incentive Plan (the "LTIP"), 2001 Stock Plan and 1992 Employees' Stock Purchase Plan ("The Stock Purchase Plan") been determined consistent with SFAS No. 123, the Company's net income and earnings per share would have been reduced to the following pro forma amounts:

                                                    Three Months Ended March 31,
                                                         2002            2003
                                                      ----------      -------
Stock-based employee compensation expense, as         $        -   $        -
reported                                               =========       ======

Net income, as reported:                              $1,569,100   $1,331,622
Deduct: Total stock-based employee compensation
expense determined under fair value based method
for all awards, net of related tax effects               193,547      151,253
                                                      ----------  -----------
Pro forma net income                                  $1,375,553   $1,180,369
                                                      ==========  ===========


Earnings per share:          As reported, basic           $  .45        $ .39
                             Pro forma, basic                .40          .35
                             As reported, diluted            .44          .39
                             Pro forma, diluted              .38          .34


(4) Recent Accounting Pronouncements

     In November 2002, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others"("FIN 45"). FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and quarterly financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN 45 does not prescribe a specific approach for subsequently measuring the guarantor's recognized liability over the term of the related guarantee. This Interpretation also incorporates, without change, the guidance in FASB Interpretation No. 34, "Disclosure of Indirect Guarantees of Indebtedness of Others", which is being superseded. The Company has adopted the disclosure provisions of this pronouncement as of December 31, 2002. The adoption of the financial provisions of this pronouncement on January 1, 2003 did not have a material effect on the results of the Company.

    In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). This interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," addresses consolidation by business enterprises of variable interest entities that possess certain characteristics. FIN 46 requires that if a business enterprise has a controlling financial interest in a variable interest entity, the assets, liabilities, and results of the activities of the variable interest entity must be included in the consolidated financial statements with those of the business enterprise. FIN 46 applies immediately to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. The Company does not have any ownership in any variable interest entities as of March 31, 2003. The Company will apply the consolidation requirement of FIN 46 in future periods if the Company should own any interest in any variable interest entity.

(5) Legal Proceedings

    The Company is involved from time to time in litigation incidental to its business. Management believes that the outcome of current litigation will not have a material adverse effect upon the operations or financial condition of the Company and will not disrupt the normal operations of the Company.

(6) Acquisitions

    The Company's acquisition strategy is to consolidate within the dental laboratory industry and use its financial and operational synergies to create a competitive advantage. Certain factors, such as the laboratory's technical skills, reputation in the local marketplace and value as a going concern result in the recognition of goodwill.

    Effective March 1, 2003, the Company acquired certain assets of Nobilium Dental Laboratory of Houston, Texas ("Nobilium"). Nobilium recorded revenues of approximately $1,000,000 in its last fiscal year ended December 31, 2002. Nobilium was merged into the Company's existing facility in Houston during the month of March and has been reflected in the accompanying consolidated financial statements from the date of acquisition.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements and Risk Factors

     This Form 10-Q contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements include statements regarding the Company's future financial performance, acquisition activity, and marketplace competitiveness, that are based on the Company's current expectations, beliefs, assumptions, estimates, forecasts and projections about the industry and markets in which National Dentex operates. The statements contained in this release are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed in such forward-looking statements. Important factors that may affect future operating and financial results include the timing, duration and effects of adverse changes in overall economic conditions, the Company's ability to acquire and successfully operate additional laboratories, governmental regulation of health care, trends in the dental industry towards managed care, increases in labor, benefits and material costs, product development risks, technological innovations, and other risks indicated from time to time in the Company's filings with the Securities and Exchange Commission.


Liquidity and Capital Resources

      The Company's working capital increased from $15,499,000 at December 31, 2002 to $16,197,000 at March 31, 2003. Cash and equivalents decreased $1,675,000 from $5,808,000 at December 31, 2002 to $4,134,000 at March 31, 2003. Operating
activities consumed $58,000 in cash flow for the three months ended March 31, 2003 compared to providing $497,000 during the three months ended March 31, 2002. Cash outflows related to dental laboratory acquisitions including deferred purchase price payments totaled $949,000 for the three months ended March 31, 2003 compared to $1,278,000 for the three months ended March 31, 2002. The decrease in cash was primarily due to payment of certain payroll and employee benefits that were accrued at December 31, 2002, coupled with a decrease in net income in comparison to the three months ended March 31, 2002.

   The Company maintains a financing agreement (the "Agreement") with Citizens Bank of Massachusetts (the "Bank"). The Agreement includes revolving lines of credit of $4,000,000 and $8,000,000. The interest rate on both revolving lines of credit is the prime rate minus 0.5% or the London Interbank Offered Rate ("LIBOR") rate plus 1.5%, at the Company's option. Both revolving lines of credit mature on June 30, 2004.

   A commitment fee of one eighth of 1% is payable on the unused amount of both lines of credit. At March 31, 2003, the full principal amount was available to the Company under both revolving lines of credit. The Agreement requires compliance with certain covenants, including the maintenance of specified net worth and other financial ratios. As of March 31, 2003, the Company was in compliance with these covenants.

   Management believes that cash flow from operations and existing financing will be sufficient to meet contemplated operating and capital requirements, including costs associated with anticipated acquisitions, if any, in the foreseeable future.

Commitments and Contingencies

The following table represents a list of the Company's contractual obligations and commitments as of March 31, 2003:


                                                                 Payments Due By Period
                                                          Less Than                             Greater Than
                                                Total     1 Year     1 - 3 Years   4 - 5 Years  5 Years
                                            ------------  ------     -----------   -----------  -------------

          Operating Leases:
             Real Estate.................... $ 8,350,000  $1,796,000 $  4,111,000  $   953,000  $ 1,490,000

             Vehicles.........................   872,000     495,000      377,000           --           --

              Equipment....................      211,000      98,000      111,000        2,000           --

          Laboratory Purchase Obligations...   3,347,000   1,990,000    1,357,000           --           --
                                            ------------- ---------- ------------- ------------ -------------
               TOTAL........................ $12,780,000  $4,379,000 $  5,956,000  $   955,000  $ 1,490,000
                                            ============= ========== ============= ============ =============


Laboratory purchase obligations totaling $3,347,000 classified as deferred acquisition costs are presented in the liability section of the balance sheet. The Company is committed under various non-cancelable operating lease agreements covering its office space and dental laboratory facilities, vehicles and certain equipment. Certain of these leases also require the Company to pay maintenance, repairs, insurance and related taxes.

Results of Operations

    The following table sets forth for the periods indicated the percentage of net sales represented by certain items in the Company's Consolidated Financial
Statements:

                                                                    Three Months Ended March 31,
                                                                         2002            2003
                                                                      ---------       -------

                              Net sales...........................       100.0%          100.0%
                              Cost of goods sold..................        58.2            60.1
                                                                       -------         -------
                              Gross profit........................        41.8            39.9
                              Selling, general and administrative
                               expenses...........................        30.5            30.6
                                                                       -------         -------

                              Operating income....................        11.3             9.3
                              Other expense.......................         0.1             0.2
                              Interest income.....................         0.1             0.0
                                                                       -------         -------
                              Income before provision for income          11.3             9.1
                              taxes
                              Provision for income taxes..........         4.6             3.5
                                                                       -------         -------
                              Net income..........................         6.7%            5.6%
                                                                       =======         =======


 Three Months Ended March 31, 2003 Compared with Three Months Ended March
 31, 2002

Net Sales

    For the three months ended March 31, 2003, net sales increased $551,000 or 2.4% over the prior year. Net sales increased by approximately $926,000, or 4.0%, as a result of acquisitions, measured by business at dental laboratories owned less than one year. Net sales declined approximately $375,000, a decline of 1.6%, at dental laboratories owned for both the three months ended March 31, 2003 and the comparable three months ended March 31, 2002. Management believes that both the Company's revenues and industry revenues as a whole have been unfavorably impacted as a result of uncertainties within the current economic climate.

Cost of Goods Sold

    The Company's cost of goods sold increased by $779,000 or 5.7% in the three months ended March 31, 2003 compared with the three months ended March 31, 2002. As a percentage of sales, cost of goods sold increased from 58.2% to 60.1%. The increase was primarily attributable to increased labor and benefit costs. Relatively flat sales caused continued overcapacity while higher than expected medical insurance claims combined to reduce the Company's gross profit. Additionally, increased capacity led to higher overhead costs as a percentage of sales. Materials costs were consistent with the comparable three month period ended March 31, 2002.

Selling, General and Administrative Expenses

    Operating expenses, which consist of selling, delivery and administrative expenses both at the laboratory and corporate level, increased by $194,000, or 2.7%, over the comparable three month period ended March 31, 2002. During the same period, operating expenses increased as a percentage of net sales from 30.5% in 2002 to 30.6% in 2003. Selling costs declined slightly compared to the three months ended March 31, 2002, primarily due to a planned reduction in marketing expenditures related to "the NDX Reliance Program". Marketing costs were higher in the three months ended March 31, 2002 since expenditures related to the initial launch of the program were incurred at that time. The decrease in selling costs was offset by an increase of $380,000 in administrative expenses at both laboratory and corporate levels. In addition to the added administrative costs from two laboratories acquired during 2002, the Company continued to invest in its group and sales management team.

Operating Income

    As a result of the factors discussed above, which include relatively flat sales growth, increases in labor and medical insurance costs, and investments in the strengthening of the Company's management team, coupled with the current economic climate, the Company's operating income declined by $470,000 to $2,167,000 for the three months ended March 31, 2003 from $2,637,000 for the comparable three months ended March 31, 2002. As a percentage of net sales, operating income declined from 11.3% in 2002 to 9.3% for 2003.

Interest Income

    Interest income decreased by $25,000 for the three months ended March 31, 2003 from 2002. The decrease was due to lower investment principal and lower interest rates.

Provision for Income Taxes

    The provision for income taxes decreased to $835,000 in 2003 from $1,068,000 in 2002. This $233,000 decrease was the result of decreased income and a lower effective tax rate. The 40.5% effective tax rate for 2002 decreased to 38.5% for three months ended March 31, 2003 to more accurately reflect the Company's expected 2003 tax rate.

Net Income

    As a result of all of the factors discussed above, net income decreased to $1,332,000 or $.39 per share on a diluted basis in 2003 from $1,569,000 or $.44 per share on a diluted basis in 2002.


Item 3. Quantitative and Qualitative Disclosures About Market Risk

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

Within the 90 days prior to the filing date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's President and Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Rule 13a-14 of the Securities Exchange Act of 1934. Based on that evaluation, such officers concluded that the Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports it files or submits under the Securities and Exc hange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms and are operating in an effective manner.

(b) Changes in internal controls.

There have been no significant changes in the Company's internal controls or in other factors which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.



PART II.          Other Information



Item 1.  Legal Proceedings:

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

         Not Applicable

Item 3.  Defaults upon Senior Securities:

         Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders:

         The Company's Special Meeting in lieu of an Annual Meeting of Stockholders was held on April 8, 2003. On February 18, 2003, the record date for the meeting, there were 3,403,009 shares of Common Stock outstanding, of which 2,801,858 shares or 82.3% were represented at the meeting or by proxy. At the meeting, the following matters were voted upon and approved:


         (a) Proposal to fix the number of directors at five and to elect the following persons as directors.


                                               Number of Votes Cast                   Number of Votes Withheld
Name                                                FOR Nominee                             FROM Nominee
----
                                           ------------------------------           ------------------------------

David L. Brown                                       2,785,563                                  16,295

Jack  R. Crosby                                      2,743,640                                  58,218

David V. Harkins                                     2,386,071                                 415,787

Norman F. Strate                                     2,779,045                                  22,813

Daniel A. Grady                                      2,744,273                                  57,585



          (b) Proposal to approve the appointment of PricewaterhouseCoopers LLP as auditors of the Company for the fiscal year ending December
               31, 2003.

Number of Votes Cast                           Number of Votes Cast                        Number of Votes
 FOR Proposal                                    AGAINST Proposal                             ABSTAINED
----------------------------------         ------------------------------           ------------------------------
            2,797,615                                  4,000                                     243


Item 5. Other Information:

         Not Applicable

Item 6. Exhibits and Reports on Form 8-K:

     (a)  Exhibits

     Exhibit 99.1 Certification of David L. Brown, Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     Exhibit 99.2 Certification of Richard F. Becker, Jr., Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002



     (b) On April 30, 2003, a Form 8-K was filed by the Company under Item 9, Regulation FD Disclosure and Item 12, Disclosure of Results of Operations and Financial Condition.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   NATIONAL DENTEX CORPORATION
                                   -----------------------------
                                   Registrant


May 12, 2003                  /s/  DAVID L. BROWN
                    By:............................................
                    David L. Brown
                    President, CEO and Director
                    (Principal Executive Officer)


May 12, 2003               /s/  Richard F. Becker, Jr.
                    By:..........................................
                    Richard F. Becker, Jr.
                    Vice President, Treasurer and Chief Financial Officer (Principal Financial Officer)

                                  CERTIFICATION

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


Date: May 12, 2003               By:/s/ David L. Brown
                                    ------------------
                                    David L. Brown
                                    President, Chief Executive Officer
                                    and Director

                                  CERTIFICATION

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


Date: May 12, 2003      By:/s/ Richard F. Becker, Jr.
                           --------------------------
                           Richard F. Becker, Jr.
                           Vice President, Treasurer and Chief Financial Officer

                                                                   Exhibit 99.1

                Certification Pursuant to 18 U.S.C. Section 1350
      As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002



                  In connection with the Quarterly Report of National Dentex Corporation (the "Company") on Form 10-Q for the quarter ending March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, David L. Brown, President, Chief Executive Officer, and Director of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:


     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.




By:/s/ David L. Brown
---------------------
David L. Brown
President, Chief Executive Officer and Director
May 12, 2003

                                                                   Exhibit 99.2

                Certification Pursuant to 18 U.S.C. Section 1350
      As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002



                  In connection with the Quarterly Report of National Dentex Corporation (the "Company") on Form 10-Q for the quarter ending March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Richard F. Becker, Jr., Chief Financial Officer, Vice President of Finance and Treasurer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:


     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.




By:/s/ Richard F. Becker, Jr.
   --------------------------
Richard F. Becker, Jr.
Vice President, Treasurer and Chief Financial Officer
May 12, 2003