Form 10-Q
period 2003-06-30
NATIONAL DENTEX CORP /MA/
filed 2003-08-13
CIK 913616

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

                       For the Quarter Ended June 30, 2003

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

    As of August 5, 2003, 3,428,204 shares of the registrant's Common Stock, par value $.01 per share, were outstanding.

--------------------------------------------------------------------------------

                           NATIONAL DENTEX CORPORATION

                                    FORM 10-Q

                           QUARTER ENDED JUNE 30, 2003

                                TABLE OF CONTENTS

  PART I. Financial Information                                                             Page
  -------

  Item 1. Financial Statements:

  Condensed Consolidated Balance Sheets as of December 31, 2002 and June 30,
  2003 (Unaudited)..............................................................             3

  Condensed Consolidated Statements of Income for the three and six month
  periods ended June 30, 2002 (Unaudited) and 2003 (Unaudited)..................             4

  Condensed Consolidated Statements of Stockholders' Equity for the six month
  period ended June 30, 2003 (Unaudited)........................................             5

  Condensed Consolidated Statements of Cash Flows for the six months ended
  June 30, 2002 (Unaudited) and 2003 (Unaudited)................................             6

  Notes to Condensed Consolidated Financial Statements..........................            7-9

  Item 2. Management's Discussion and Analysis of Financial Condition and
  Results of Operations.........................................................           10-13

  Item 3. Quantitative and Qualitative Disclosures About Market Risk............            13

  Item 4.  Controls and Procedures..............................................            13

  PART II. Other Information
  --------

  Item 6. Exhibits and Reports on Form 8-K......................................            14


  Signatures....................................................................            15

  Certifications of Principal Executive Officer and Principal Financial Officer
  regarding facts and circumstances relating to quarterly reports...............           16-17


                           NATIONAL DENTEX CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                      December 31,    June 30,
                                                                                           2002         2003
                                                                                      ------------- ------------
                                                ASSETS                                              (Unaudited)
                                                ------
                  CURRENT ASSETS:
                    Cash and cash equivalents.....................................     $ 5,808,435   $ 5,676,938
                    Accounts receivable:
                      Trade, less allowance of $307,000 in 2002 and $330,000 in 2003    10,041,989    11,084,837
                      Other.......................................................         442,154       382,860
                    Inventories of raw materials..................................       5,558,316     5,557,110
                    Prepaid expenses..............................................       2,178,002     2,318,812
                    Deferred tax asset, current...................................         270,829       274,970
                                                                                       -----------   -----------
                      Total current assets........................................      24,299,725    25,295,527
                                                                                       -----------   -----------

                  PROPERTY, PLANT AND EQUIPMENT:
                    Land and buildings............................................       4,585,731     4,612,050
                    Leasehold and building improvements...........................       5,969,018     6,459,794
                    Laboratory equipment..........................................      10,192,772    10,730,972
                    Furniture and fixtures........................................       3,392,192     3,994,364
                                                                                        ----------    ----------

                                                                                        24,139,713    25,797,180
                      Less-- Accumulated depreciation and amortization............      12,613,976    13,362,064
                                                                                       -----------   -----------
                      Net property, plant and equipment...........................      11,525,737    12,435,116
                                                                                       -----------   -----------

                  OTHER ASSETS, net:
                    Goodwill......................................................      24,123,203    24,454,469
                    Non-competition agreements....................................       2,640,657     2,430,970
                    Deferred tax asset, non-current...............................         186,895       180,542
                    Other assets..................................................       3,040,654     3,558,569
                                                                                       -----------   -----------
                      Total other assets..........................................      29,991,409    30,624,550
                                                                                       -----------   -----------
                       Total assets...............................................     $65,816,871   $68,355,193
                                                                                       ===========   ===========

                                 LIABILITIES AND STOCKHOLDERS' EQUITY
                                 ------------------------------------

                  CURRENT LIABILITIES:
                    Accounts payable..............................................     $ 1,961,915   $ 1,804,932
                    Accrued liabilities:
                      Payroll and employee benefits...............................       4,285,269     4,420,468
                      Current portion of deferred purchase price..................       2,325,932     2,133,194
                      Other accrued expenses......................................         227,922       223,529
                                                                                       -----------   -----------
                      Total current liabilities...................................       8,801,038     8,582,123
                                                                                       -----------   -----------

                  LONG-TERM LIABILITIES:
                    Payroll and employee benefits.................................       1,525,903     1,715,353
                    Deferred purchase price.......................................       1,543,959       819,790
                                                                                       -----------   -----------
                      Total long-term liabilities.................................       3,069,862     2,535,143
                                                                                       -----------   -----------

                  COMMITMENTS AND CONTINGENCIES

                  STOCKHOLDERS' EQUITY:
                    Preferred stock, $.01 par value
                      Authorized -- 500,000 shares
                      None issued and outstanding.................................              --            --
                    Common stock, $.01 par value
                      Authorized -- 8,000,000 shares
                      Issued -- 3,665,209 shares at December 31, 2002 and
                      3,685,759 shares at June 30, 2003.
                      Outstanding -- 3,403,009 shares at December 31, 2002 and
                      3,423,559 shares at June 30, 2003...........................          36,652        36,857
                    Paid-in capital...............................................      16,643,963    16,953,744
                    Retained earnings.............................................      42,430,900    45,412,870
                    Treasury stock at cost-- 262,200 shares at December 31, 2002 and
                      June 30, 2003.....................................................(5,165,544)   (5,165,544)
                                                                                       -----------   -----------
                      Total stockholders' equity..................................      53,945,971    57,237,927
                                                                                       -----------   -----------
                      Total liabilities and stockholders' equity..................     $65,816,871   $68,355,193
                                                                                       ===========   ===========

                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.

                           NATIONAL DENTEX CORPORATION

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                             Three Months Ended                      Six Months Ended
                                                             ------------------                      ----------------
                                                      June 30,            June 30,            June 30,           June 30,
                                                        2002                2003                2002               2003
                                                   -------------       -------------       -------------      ------------
       Net sales.............................       $25,197,082         $25,181,837         $48,611,261        $49,147,132

       Cost of goods sold....................        14,461,645          14,876,595          28,092,199         29,286,411
                                                    -----------         -----------         -----------        -----------

         Gross profit........................        10,735,437          10,305,242          20,519,062         19,860,721

       Selling, general and administrative

       expenses..............................         7,537,210           7,527,718          14,687,530         14,872,162
                                                    -----------         -----------         -----------        -----------

         Operating income....................         3,198,227           2,777,524           5,831,532          4,988,559

       Other expense.........................            62,802              75,702              92,593            128,494

        Interest income......................             9,681               6,994              43,310             15,622
                                                    -----------         -----------         -----------        -----------

         Income before provision for income taxes     3,145,106           2,708,816           5,782,249          4,875,687

       Provision for income taxes............         1,273,767           1,058,469           2,341,810          1,893,717
                                                    -----------         -----------         -----------        -----------

         Net income..........................       $ 1,871,339         $ 1,650,347         $ 3,440,439        $ 2,981,970
                                                    ===========         ===========         ===========        ===========

       Net income per share - basic..........       $       .54         $       .48         $       .99        $       .87
                                                    ===========         ===========         ===========        ===========
       Net income per share - diluted........       $       .52         $       .48         $       .95        $       .86
                                                    ===========         ===========         ===========        ===========

       Weighted average shares outstanding -
       basic.................................         3,479,104           3,421,470           3,464,850          3,412,300
                                                    ===========         ===========         ===========        ===========
       Weighted average shares outstanding -
       diluted...............................         3,615,262           3,463,565           3,602,877          3,454,833
                                                    ===========         ===========         ===========        ===========

                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.

                           NATIONAL DENTEX CORPORATION

            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (Unaudited)

                                                    Common Stock
                                                 -------------------

                                                 Number of  $.01 Par   Paid-in      Retained     Treasury
                                                   Shares    Value     Capital      Earnings      Stock        Total
                                                 ---------- -------- ------------ ------------ ------------ ------------
BALANCE, December 31, 2002....................   3,665,209  $36,652  $16,643,963  $42,430,900  $(5,165,544) $53,945,971

Issuance of 3,900 shares of common stock under
 the stock option plans.......................       3,900       39       49,286           --           --       49,325

Issuance of 16,650 shares of common stock under
 the stock purchase plan......................      16,650      166      260,495           --           --      260,661
Net income....................................          --       --           --    2,981,970           --    2,981,970
                                                 ---------- -------- ------------ ------------ ------------ ------------
BALANCE, June 30, 2003........................   3,685,759  $36,857  $16,953,744  $45,412,870  $(5,165,544) $57,237,927
                                                 ========== ======== ============ ============ ============ ============

                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.

                           NATIONAL DENTEX CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                          For the Six Months Ended
                                        -----------------------------
                                          June 30,        June 30,
                                            2002           2003
                                        -------------  --------------
Cash flows from operating activities:
  Net income                              $3,440,439      $2,981,970
  Adjustments to reconcile net income to
   net cash provided by operating
   activities, net of effects of
   acquisitions:
     Depreciation and amortization......   1,109,172       1,128,805
     Deferred income taxes..............     (16,984)          2,212
     Provision for bad debts............      13,639          50,864
     Issuance of common stock as
      directors' fees...................      64,083               -
  Changes in operating assets and
   liabilities, net of effects of
   acquisitions:
     Increase in accounts receivable....    (917,635)       (952,004)
     (Increase) decrease in inventories.    (179,216)         14,960
     Increase in prepaid expenses.......     (66,324)       (140,811)
     Increase in other assets...........    (628,972)       (607,993)
     Increase in accounts payable and
      accrued liabilities...............     789,997          60,523
                                        -------------  --------------
     Net cash provided by operating
      activities........................   3,608,199       2,538,526
                                        -------------  --------------

Cash flows from investing activities:
  Payment for acquisitions, net of cash
   acquired.............................  (1,681,585)       (507,414)
  Payment of deferred purchase price      (1,573,085)       (915,925)
  Additions to property, plant and
   equipment, net.......................  (1,030,856)     (1,556,670)
                                        -------------  --------------
     Net cash used in investing
      activities........................  (4,285,526)     (2,980,009)
                                        -------------  --------------

Cash flows from financing activities:
  Net proceeds from issuance of common
   stock................................     563,639         309,986
                                        -------------  --------------
     Net cash provided by financing
      activities........................     563,639         309,986
                                        -------------  --------------

Net decrease in cash and cash
 equivalents............................    (113,688)       (131,497)

Cash and cash equivalents at beginning
 of period..............................   6,378,026       5,808,435
                                        -------------  --------------
Cash and cash equivalents at end of
 period.................................  $6,264,338      $5,676,938
                                        =============  ==============



Supplemental disclosures of cash flow
 information:
  Interest paid.........................      $3,666          $5,937
                                        =============  ==============
  Income taxes paid.....................  $2,070,900      $1,286,353
                                        =============  ==============

                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.

                           NATIONAL DENTEX CORPORATION

              Notes to Condensed Consolidated Financial Statements
                                  June 30, 2003
(1) Interim Financial Statements
--------------------------------

    The accompanying unaudited financial statements include all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for fair presentation of the results of operations for the periods presented. Interim results are not necessarily indicative of the results to be expected for a full year.

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

    Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted as allowed by Form 10-Q. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company's condensed consolidated financial statements for the year ended December 31, 2002 as filed with the Securities and Exchange Commission on Form 10-K.

(2) Earnings Per Share
----------------------

      In accordance with the disclosure requirements of Statement of Financial Accounting Standard ("SFAS") No. 128, "Earnings per Share," basic earnings per share is computed by dividing net income by the weighted average number of shares outstanding and diluted earnings per share reflects the dilutive effect of stock options. The weighted average number of shares outstanding, the dilutive effects of outstanding stock options, and the shares under option plans that were anti-dilutive for the three and six months ended June 30, 2002 and 2003 are as follows:

                                                                        Three Months Ended       Six Months Ended
                                                                              June 30,                June 30,
                                                                           2002        2003         2002        2003
                                                                        ----------- -----------  ----------- -----------
Weighted average number of shares used in basic earnings per
 share calculation...........................................            3,479,104   3,421,470    3,464,850   3,412,300
Incremental shares under option plans........................              136,158      42,095      138,027      42,533
                                                                        ----------- -----------  ----------- -----------
Weighed average number of shares used in diluted earnings per share
 calculation.................................................            3,615,262   3,463,565    3,602,877   3,454,833
                                                                        =========== ===========  =========== ===========
Shares under option plans excluded in computation of diluted earnings
 per share due to anti-dilutive effects......................                    -     503,833            -     503,833
                                                                                    ===========              ===========


    The following table summarizes options that were outstanding but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares:

                                                                     Three Months Ended June 30,        Six Months Ended June 30,
                                                                        2002            2003            2002              2003
                                                                        ----            ----            ----              ----

               Number of Options for Common Shares                      None           503,833          None            503,833

                    Range of Exercise Prices                             -          $19.52-$24.88        -           $19.52-$24.88

                         Expire Through:                                 -          January 2013         -            January 2013


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

                                                                        Three Months Ended           Six Months Ended
                                                                              June 30,                   June 30,
                                                                        -----------------------  -----------------------
                                                                              2002        2003         2002        2003
                                                                        ----------- -----------  ----------- -----------
Stock-based employee compensation expense, as reported                          $-          $-           $-          $-
                                                                        =========== ===========  =========== ===========

Net income, as reported:                                                $1,871,339  $1,650,347   $3,440,439  $2,981,970
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects
                                                                           165,016     127,584      358,563     278,837
                                                                        ----------- -----------  ----------- -----------
Pro forma net income                                                    $1,706,323  $1,522,763   $3,081,876  $2,703,133
                                                                        =========== ===========  =========== ===========


Earnings per share:   As reported, basic                                      $.54        $.48          .99         .87
                      Pro forma, basic                                         .49         .45          .89         .79
                      As reported, diluted                                     .52         .48          .95         .86
                      Pro forma, diluted                                       .47         .44          .86         .78

(4) Recent Accounting Pronouncements
------------------------------------

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

    In January 2003, the FASB issued FASB Interpretation No. 46,"Consolidation of Variable Interest Entities" ("FIN 46"). This interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," addresses consolidation by business enterprises of variable interest entities that possess certain characteristics. FIN 46 requires that if a business enterprise has a controlling financial interest in a variable interest entity, the assets, liabilities, and results of the activities of the variable interest entity must be included in the consolidated financial statements with those of the business enterprise. FIN 46 applies immediately to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. The Company does not have any ownership in any variable interest entities as of June 30, 2003. The Company will apply the consolidation requirement of FIN 46 in future periods if the Company should own any interest in any variable interest entity.

    In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 except for the provisions that were cleared by the FASB in prior pronouncements. The adoption of SFAS No. 149 did not have a material effect on the results of the Company.

    In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity". SFAS No. 150 requires the classification of certain financial instruments, previously classified within the equity section of the balance sheet, to be included in liabilities. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and at the beginning of the first interim period beginning after June 15, 2003 for all other financial instruments. The adoption of SFAS No. 150 on July 1, 2003 did not have a material effect on the results of the Company.

(5) Legal Proceedings
---------------------

    The Company is involved from time to time in litigation incidental to its business. Management believes that the outcome of current litigation will not have a material adverse effect upon the operations or financial condition of the Company and will not disrupt the normal operations of the Company.

(6) Acquisitions
----------------

    The Company's acquisition strategy is to consolidate within the dental laboratory industry and use its financial and operational synergies to create a competitive advantage. Certain factors, such as the laboratory's technical skills, reputation in the local marketplace and value as a going concern result in the recognition of goodwill.

    In connection with these acquisitions, The Company has incurred certain deferred purchase costs relating to non-competition agreements with certain individuals, ranging over periods of 2 to 10 years, and other contingent payments provided for in the purchase agreements.

    Effective April 1, 2003, the Company acquired certain assets of Accurate Dental Laboratory, Inc. of Albuquerque, New Mexico and Dan Jackson Laboratory of Sanford, Florida. These laboratories were merged into the Company's existing operations during the month of April and have been reflected in the accompanying condensed consolidated financial statements from the date of acquisition.

During the six months ended June 30, 2002 and 2003, the Company acquired the following dental laboratory operations:

Fox Dental.................................        April 1, 2002

Nobilium Dental Laboratory.................        March 1, 2003
Accurate Dental Laboratory, Inc............        April 1, 2003
Dan Jackson Laboratory.....................        April 1, 2003

These acquisitions have been reflected in the accompanying condensed consolidated financial statements from the date of acquisition and have been accounted for as purchases in accordance with SFAS No.141, "Business Combinations". The following pro forma operating results of the Company assume the acquisitions had been made as of January 1, 2002. Such information includes adjustments to reflect additional depreciation, non-compete amortization and interest expense and is not necessarily indicative of what the results of operations would actually have been, or the results of operations to be expected in future periods.


                                             Six Months Ended
                                        ------------------------------
                                          June 30,        June 30
                                             2002           2003
                                        -------------  ---------------
                                                (unaudited)
                Net sales..........      $50,532,000    $49,388,000
                Net income.........        3,487,000      3,014,000
                Net income per share:
                      Basic                 $   1.01       $    .88
                      Diluted                $   .97       $    .87



(7) Subsequent Events
---------------------

    Effective July 1, 2003, the Company acquired all of the outstanding capital stock of Salem Dental Laboratory, Inc. of Cleveland, Ohio ("Salem"). Salem reported sales in excess of $2,000,000 in its last fiscal year ended March 31, 2003.

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


Liquidity and Capital Resources

      The Company's working capital increased from $15,499,000 at December 31, 2002 to $16,713,000 at June 30, 2003. Cash and equivalents decreased $131,000 from $5,808,000 at December 31, 2002 to $5,677,000 at June 30, 2003. Operating
activities provided $2,539,000 in cash flow for the six months ended June 30, 2003 compared to $3,608,000 during the six months ended June 30, 2002. Cash outflows related to dental laboratory acquisitions including deferred purchase price payments totaled $1,423,000 for the six months ended June 30, 2003 compared to $3,255,000 for the six months ended June 30, 2002.

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

   A commitment fee of one eighth of 1% is payable on the unused amount of both lines of credit. At June 30, 2003, the full principal amount was available to the Company under both revolving lines of credit. The Agreement requires compliance with certain covenants, including the maintenance of specified net worth and other financial ratios. As of June 30, 2003, the Company was in compliance with these covenants.

   Management believes that cash flow from operations and existing financing will be sufficient to meet contemplated operating and capital requirements, including costs associated with anticipated acquisitions, if any, in the foreseeable future.

Commitments and Contingencies

The following table represents a list of the Company's contractual obligations and commitments as of June 30, 2003:

                                     Payments Due By Period
                                                                    Greater
                                 Less Than     1 - 3      4 - 5      Than
                      Total       1 Year       Years      Years     5 Years
                   ------------ ----------- ----------- --------- -----------
Operating Leases:
Real Estate.....   $ 7,927,000  $1,767,000  $3,867,000  $890,000  $1,403,000
Vehicles........       904,000     581,000     323,000         -           -
Equipment.......       194,000      97,000      87,000    10,000           -
Laboratory Purchase
 Obligations         2,953,000   2,133,000     820,000         -           -
                    -----------  ----------  ----------  --------  ----------
     TOTAL         $11,978,000  $4,578,000  $5,097,000  $900,000  $1,403,000
                    ===========  ==========  ==========  ========  ==========

The laboratory purchase obligations totaling $2,953,000 above are classified as deferred acquisition costs and are presented in the liability section of the balance sheet. The Company is committed under various non-cancelable operating lease agreements covering its office space and dental laboratory facilities, vehicles and certain equipment. Certain of these leases also require the Company to pay maintenance, repairs, insurance and related taxes.

Results of Operations

    The following table sets forth for the periods indicated the percentage of net sales represented by certain items in the Company's condensed consolidated financial statements:

                              Three Months Ended June 30,  Six  Months Ended June 30,
                              --------------------------- -----------------------------
                                 2002          2003           2002          2003
                              --------------------------- -----------------------------

Net sales...................        100.0%         100.0%        100.0%          100.0%
Cost of goods sold..........         57.4           59.1          57.8            59.5
                              --------------------------- -----------------------------
Gross profit................         42.6           40.9          42.2            40.5
Selling, general and
 administrative expenses....         29.9           29.9          30.2            30.3
                              --------------------------- -----------------------------
Operating income............         12.7           11.0          12.0            10.2
Other expense...............          0.2            0.2           0.2             0.3
Interest income.............          0.0            0.0           0.1             0.0
                              --------------------------- -----------------------------
Income before provision for
 income taxes...............         12.5           10.8          11.9             9.9
Provision for income taxes..          5.1            4.2           4.8             3.8
                              --------------------------- -----------------------------
Net income..................          7.4%           6.6%          7.1%            6.1%
                              =========================== =============================


   Six Months Ended June 30, 2003 Compared with Six Months Ended June 30, 2002

Net Sales

    For the six months ended June 30, 2003, net sales increased $536,000 or 1.1% over the prior year. Net sales increased by approximately $1,335,000, or 2.7%, as a result of acquisitions, measured by business at dental laboratories owned less than one year. Net sales declined approximately $799,000, a decline of 1.6%, at dental laboratories owned for both the six months ended June 30, 2003 and the comparable six months ended June 30, 2002. Management believes that both the Company's revenues and industry revenues as a whole have been unfavorably impacted as a result of uncertainties within the current economic climate.

Cost of Goods Sold

    The Company's cost of goods sold increased by $1,194,000 or 4.3% in the six months ended June 30, 2003 compared with the six months ended June 30, 2002. As a percentage of sales, cost of goods sold increased from 57.8% to 59.5%. The increase was primarily attributable to increased labor and benefit costs. Relatively flat sales caused continued overcapacity while higher than expected medical insurance claims combined to reduce the Company's gross profit. As a result of overcapacity and continuing economic uncertainty, the Company has completed a review of staffing costs and has taken steps to reduce labor and related expenses beginning in July 2003. The Company has also taken steps to contain increasing medical claim costs by restructuring certain insurance plans. Management anticipates that these efforts will begin to impact operating results in the second half of the year.

    Increased capacity also led to higher overhead costs as a percentage of sales. Finally, materials costs were slightly lower than the comparable six-month period ended June 30, 2002 due to the Company's selling price increases and a more stable metal market influenced by declines in the cost of palladium, a component of most dental alloys.

Selling, General and Administrative Expenses

    Operating expenses, which consist of selling, delivery and administrative expenses both at the laboratory and corporate level, increased by $185,000, or 1.3%, over the comparable six month period ended June 30, 2002. During the same period, operating expenses increased as a percentage of net sales from 30.2% in 2002 to 30.3% in 2003. Selling costs declined by approximately $187,000 compared to the six months ended June 30, 2002, primarily due to a planned reduction in marketing expenditures related to "The NDX Reliance Program". Marketing costs were higher in the six months ended June 30, 2002 since expenditures related to the initial launch of the program were incurred at that time. Combined, other administrative expenses at both laboratory and corporate levels increased $813,000. In addition to the added administrative costs from recent acquisitions, the Company continued to invest in its field management and sales management teams. Expenses related to the Company's Laboratory Incentive Compensation Plan declined by approximately $374,000, generally as a result of lower laboratory profitability.

Operating Income

    As a result of the factors discussed above, which include relatively flat sales growth, increases in labor and medical insurance costs, and investments in the expansion of the Company's management team, coupled with the current economic climate, the Company's operating income declined by $843,000 to $4,989,000 for the six months ended June 30, 2003 from $5,832,000 for the comparable six months ended June 30, 2002. As a percentage of net sales, operating income declined from 12.0% in 2002 to 10.2% for 2003.

Interest Income

    Interest income decreased by $28,000 for the six months ended June 30, 2003 from 2002. The decrease was primarily due to lower interest rates.

Provision for Income Taxes

    The provision for income taxes decreased to $1,894,000 in 2003 from $2,342,000 in 2002. This $448,000 decrease was the result of decreased income and a lower effective tax rate. The 40.5% effective tax rate for 2002 decreased to 38.9% for six months ended June 30, 2003 to more accurately reflect the Company's expected 2003 tax rate.

Net Income

    As a result of all of the factors discussed above, net income decreased to $2,982,000 or $.86 per share on a diluted basis in the first half of 2003 from $3,440,000 or $.95 per share on a diluted basis in the first half of 2002.



 Three Months Ended June 30, 2003 Compared with Three Months Ended June 30, 2002

Net Sales

    For the three months ended June 30, 2003, net sales decreased $15,000 or 0.1% from the prior year. Net sales increased by approximately $408,000, or 1.6%, as a result of acquisitions, measured by business at dental laboratories owned less than one year. Net sales declined approximately $423,000, a decline of 1.7%, at dental laboratories owned for both the three months ended June 30, 2003 and the comparable three months ended June 30, 2002, for reasons comparable to the six month period discussed above.

Cost of Goods Sold

    The Company's cost of goods sold increased by $415,000 or 2.9% in the three months ended June 30, 2003 compared with the three months ended June 30, 2002. As a percentage of sales, for reasons comparable to the six-month period discussed above, cost of goods sold increased from 57.4% to 59.1%.

Selling, General and Administrative Expenses

    Operating expenses, which consist of selling, delivery and administrative expenses both at the laboratory and corporate level, decreased by $9,000, or 0.1%, from the comparable three month period ended June 30, 2002. During the same period, operating expenses were unchanged at 29.9% of net sales.

    Selling costs declined slightly compared to the three months ended June 30, 2002. Increases in administrative expenses at both laboratory and corporate levels offset a decline in expenses related to the Company's Laboratory Incentive Compensation Plan, for reasons comparable to the six-month period discussed above.

Operating Income

    As a result of the factors discussed above, and for reasons comparable to the six-month period discussed above, the Company's operating income declined by $420,000 to $2,778,000 for the three months ended June 30, 2003 from $3,198,000 for the comparable three months ended June 30, 2002. As a percentage of net sales, operating income declined from 12.7% in 2002 to 11.0% for 2003.

Interest Income

    Interest income decreased by $3,000 for the three months ended June 30, 2003 from 2002. The decrease was primarily due to lower interest rates.

Provision for Income Taxes

    The provision for income taxes decreased to $1,058,000, or 39.1% in 2003 from $1,274,000, or 40.5% in 2002. The decrease was for reasons comparable to the six-month period discussed above.

Net Income

As a result of all of the factors discussed above, net income decreased to $1,650,000 or $.48 per share on a diluted basis in the second quarter of 2003 from $1,871,000 or $.52 per share on a diluted basis in the second quarter of 2002.


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

Within the 90 days prior to the filing date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's President and Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in and pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934. Based on that evaluation, such officers concluded that the Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports it files or submits under the Securities and Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms and are operating in an effective manner.

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

Item 6. Exhibits and Reports on Form 8-K:

(a)      Exhibits

     Exhibit 99.1 Certification of David L. Brown, Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     Exhibit 99.2 Certification of Richard F. Becker, Jr., Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     (b) Reports on Form 8-K

                           On July 24, 2003, a Form 8-K was filed by the Company under Item 9, Regulation FD Disclosure and Item 12, Disclosure of Results of Operations and Financial Condition.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         NATIONAL DENTEX CORPORATION
                         ---------------------------
                         Registrant


August 12, 2003               /s/  DAVID L. BROWN
                         By:....................................................
                         David L. Brown
                         President, CEO and Director
                         (Principal Executive Officer)


August 12, 2003               /s/  RICHARD F. BECKER,JR.
                         By:....................................................
                         Richard F. Becker, Jr.
                         Vice President, Treasurer and Chief Financial Officer (Principal Financial Officer)

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


Date: August 12, 2003                    By:/s/ DAVID L. BROWN
                                            ------------------
                                            David L. Brown
                                            President, Chief Executive Officer
                                            and Director

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


Date: August 12, 2003              By:/s/ RICHARD F. BECKER, JR.
                                      --------------------------
                                      Richard F. Becker, Jr.
                                      Vice President, Treasurer and Chief
                                      Financial Officer