Form 10-Q/A
period 2003-06-30
NATIONAL DENTEX CORP /MA/
filed 2003-10-01
CIK 913616

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                  FORM 10-Q/A*
                                (Amendment No. 1)

                Quarterly Report Pursuant to Section 13 or 15(d)
                                     of the
                         Securities Exchange Act of 1934

For the Quarter ended June 30, 2003            Commission File Number: 000-23092


                           NATIONAL DENTEX CORPORATION
                          -----------------------------


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


                               (508) - 358 - 4422
                             -----------------------
                         (Registrant's Telephone Number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes     X              No
                               ---------             --------

         *Amendment to Part II, Item 6, Exhibits and Reports on Form 8-K, as set forth herein.

                                      INDEX

 Part II.  Other Information
 -------
      Item 6.   Exhibits and Reports on Form 8-K
                --------------------------------


Signatures
----------

                         EXPLANATORY NOTE TO FORM 10-Q/A

         This Amendment No. 1 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003, as filed with the Commission on August 13, 2003, is being filed solely for the purpose of filing certifications in respect of Section 302 of the Sarbanes-Oxley Act as Exhibits 31.1 and 31.2 thereto in the revised format required for reports that are due on or after August 14, 2003. The certifications previously filed with such Quarterly Report following the signatures thereto shall be deemed replaced and superceded in their entirety by Exhibits 31.1 and 31.2 filed herewith. In addition, Exhibits
99.1 and 99.2 in respect of Section 906 of the Sarbanes-Oxley Act previously filed with such Quarterly Report shall be deemed replaced and superceded in their entirety by Exhibits 32.1 and 32.2 filed herewith, which are identical in all respects to previously filed Exhibits 99.1 and 99.2, except for their redesignation as Exhibits 32.1 and 32.2. No revisions have been made to the Registrant's financial statements or any other disclosure contained in such Quarterly Report.

         As required by the rules of the Securities and Exchange Commission, the full text of the affected items is included herein.

                           PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K
        ---------------------------------

(a)      Exhibits

Exhibit 31.1 Certification of David L. Brown pursuant to Section 302 of the Sarbanes-Oxley Act.
Exhibit 31.2 Certification of Richard F. Becker, Jr. pursuant to Section 302 of the Sarbanes-Oxley Act.
Exhibit 32.1 Certification of David L. Brown pursuant to Section 906 of the Sarbanes-Oxley Act.
Exhibit 32.2 Certification of Richard F. Becker, Jr. pursuant to Section 906 of the Sarbanes-Oxley Act.

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


                                  NATIONAL DENTEX CORPORATION
                                  ----------------------------
                                  Registrant


September 30, 2003                  By:/s/ David L. Brown
                                    ----------------------
                                    David L. Brown
                                    President, CEO, and Director
                                   (Principal Executive Officer)


September 30, 2003                   By:/s/ Richard F. Becker, Jr.
                                     -----------------------
                                     Richard F. Becker, Jr.
                                     Vice President, Treasurer and Chief
                                     Financial Officer
                                    (Principal Financial and Accounting Officer)