Form 10-Q
period 2003-09-30
NATIONAL DENTEX CORP /MA/
filed 2003-11-13
CIK 913616

________________________________________________________________________________

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                                     of the
                         Securities Exchange Act of 1934

                    For the Quarter Ended September 30, 2003

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


     As of November 5, 2003, 3,429,244 shares of the registrant's Common Stock, par value $.01 per share, were outstanding.

________________________________________________________________________________


                           NATIONAL DENTEX CORPORATION

                                    FORM 10-Q

                        QUARTER ENDED SEPTEMBER 30, 2003

                                TABLE OF CONTENTS

                PART I. Financial Information                                                              Page
                                                                                                           ----
                Item 1. Financial Statements:
                Condensed Consolidated Balance Sheets as of December 31, 2002 and September 30,
                2003 (Unaudited)...................................................................          3

                Condensed Consolidated Statements of Income for the three and nine month periods
                ended September 30, 2002 (Unaudited) and 2003 (Unaudited)..........................          4

                Condensed Consolidated Statement of Stockholders' Equity for the nine month
                period ended September 30, 2003 (Unaudited)........................................          5

                Condensed Consolidated Statements of Cash Flows for the nine months ended
                September 30, 2002 (Unaudited) and 2003 (Unaudited)................................          6

                Notes to Condensed Consolidated Financial Statements...............................        7-9

                Item 2. Management's Discussion and Analysis of Financial Condition and Results
                of Operations......................................................................        10-13

                Item 3. Quantitative and Qualitative Disclosures About Market Risk.................         13

                Item 4.  Controls and Procedures...................................................         13

                PART II. Other Information

                Item 6. Exhibits and Reports on Form 8-K...........................................         14

                Signatures.........................................................................         15

                Certifications of Principal Executive Officer and Principal Financial Officer
                regarding facts and circumstances relating to quarterly reports....................        16-17



                                                      NATIONAL DENTEX CORPORATION

                                                 CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                      December 31,   September 30,
                                                                                         2002           2003
                                                                                      ------------   ------------
                                                ASSETS                                                (Unaudited)
                  CURRENT ASSETS:
                    Cash and cash equivalents.....................................     $ 5,808,435   $ 3,779,658
                    Accounts receivable:
                      Trade, less allowance of $307,000 in 2002 and $378,000 in 2003    10,041,989    10,877,326
                      Other.......................................................         442,154       338,874
                    Inventories of raw materials..................................       5,558,316     5,480,532
                    Prepaid expenses..............................................       2,178,002     2,196,178
                    Deferred tax asset, current...................................         270,829       266,232
                                                                                        ----------    ----------
                      Total current assets........................................      24,299,725    22,938,800
                                                                                        ----------    ----------

                  PROPERTY, PLANT AND EQUIPMENT:
                    Land and buildings............................................       4,585,731     4,620,571
                    Leasehold and building improvements...........................       5,969,018     6,578,067
                    Laboratory equipment..........................................      10,192,772    10,940,258
                    Furniture and fixtures........................................       3,392,192     4,347,941
                                                                                        ----------    ----------
                                                                                        24,139,713    26,486,837
                      Less-- Accumulated depreciation and amortization............      12,613,976    13,750,257
                                                                                        ----------    ----------
                      Net property, plant and equipment...........................      11,525,737    12,736,580
                                                                                        ----------    ----------

                  OTHER ASSETS, net:
                    Goodwill......................................................      24,123,203    27,451,163
                    Non-competition agreements....................................       2,640,657     2,603,118
                    Deferred tax asset, non-current...............................         186,895        70,107
                    Other assets..................................................       3,040,654     3,648,224
                                                                                        ----------    ----------
                      Total other assets..........................................      29,991,409    33,772,612
                                                                                        ----------    ----------
                       Total assets...............................................     $65,816,871   $69,447,992
                                                                                        ==========    ==========
                                 LIABILITIES AND STOCKHOLDERS' EQUITY
                                 ------------------------------------
                  CURRENT LIABILITIES:
                    Accounts payable..............................................     $ 1,961,915   $ 1,928,715
                    Accrued liabilities:
                      Payroll and employee benefits...............................       4,285,269     3,924,784
                      Current portion of deferred purchase price..................       2,325,932     2,147,669
                      Other accrued expenses......................................         227,922       237,968
                                                                                        ----------    ----------
                      Total current liabilities...................................       8,801,038     8,239,136
                                                                                        ----------    ----------
                  LONG-TERM LIABILITIES:
                    Payroll and employee benefits.................................       1,525,903     1,831,115
                    Deferred purchase price.......................................       1,543,959       770,622
                                                                                        ----------    ----------
                      Total long-term liabilities.................................       3,069,862     2,601,737
                                                                                        ----------    ----------
                  COMMITMENTS AND CONTINGENCIES

                  STOCKHOLDERS' EQUITY:
                    Preferred stock, $.01 par value
                      Authorized -- 500,000 shares
                      None issued and outstanding.................................              --            --
                    Common stock, $.01 par value
                      Authorized -- 8,000,000 shares
                      Issued -- 3,665,209 shares at December 31, 2002 and
                      3,688,699 shares at September 30, 2003.
                      Outstanding -- 3,403,009 shares at December 31, 2002 and
                      3,429,094 shares at September 30, 2003......................          36,652        36,887
                    Paid-in capital...............................................      16,643,963    16,999,336
                    Retained earnings.............................................      42,430,900    46,689,834
                    Treasury stock at cost-- 262,200 shares at December 31, 2002 and
                     259,605 shares at September 30, 2003.........................      (5,165,544)   (5,118,938)
                                                                                        ----------    ----------
                      Total stockholders' equity..................................      53,945,971    58,607,119
                                                                                        ----------    ----------
                      Total liabilities and stockholders' equity..................     $65,816,871   $69,447,992
                                                                                        ==========    ==========

                   The accompanying notes are an integral part of these condensed consolidated financial statements.



                                                      NATIONAL DENTEX CORPORATION

                                              CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                                              (Unaudited)

                                                             Three Months Ended                      Nine Months Ended
                                                    --------------------------------        --------------------------------
                                                    September 30,       September 30,       September 30,      September 30,
                                                        2002                2003                2002               2003
                                                    ------------        ------------        ------------        ------------
       Net sales.............................       $23,363,944         $24,357,436         $71,975,205        $73,504,568

       Cost of goods sold....................        14,054,277          14,788,311          42,146,476         44,074,722
                                                     ----------          ----------          ----------         ----------
         Gross profit........................         9,309,667           9,569,125          29,828,729         29,429,846

       Selling, general and administrative            7,144,247           7,579,712          21,831,777         22,451,874
       expenses..............................        ----------          ----------          ----------         ----------

         Operating income....................         2,165,420           1,989,413           7,996,952          6,977,972

       Other expense.........................            56,135              89,301             148,728            217,795

        Interest income......................            13,167               5,292              56,477             20,914
                                                     ----------          ----------          ----------         ----------
         Income before provision for income taxes     2,122,452           1,905,404           7,904,701          6,781,091

       Provision for income taxes............           820,070             628,440           3,161,880          2,522,157
                                                     ----------          ----------          ----------         ----------
         Net income..........................       $ 1,302,382         $ 1,276,964         $ 4,742,821        $ 4,258,934
                                                     ==========          ==========          ==========         ==========
       Net income per share - basic..........       $       .37         $       .37         $      1.37        $      1.25
                                                     ==========          ==========          ==========         ==========
       Net income per share - diluted........       $       .37         $       .37         $      1.32        $      1.23
                                                     ==========          ==========          ==========         ==========
       Weighted average shares outstanding -          3,475,133           3,427,748           3,468,316          3,417,508
       basic.................................        ==========          ==========          ==========         ==========
       Weighted average shares outstanding -          3,541,391           3,496,824           3,585,799          3,463,547
       diluted...............................        ==========          ==========          ==========         ==========

                   The accompanying notes are an integral part of these condensed consolidated financial statements.





                                                      NATIONAL DENTEX CORPORATION

                                       CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                                              (Unaudited)

                                                   Common Stock
                                               ---------------------
                                               Number of    $.01 Par    Paid-in       Retained      Treasury
                                               Shares       Value       Capital       Earnings      Stock          Total
                                               ----------   -------- ------------   -----------    -----------   ------------
          BALANCE, December 31, 2002........   3,665,209    $ 36,652 $ 16,643,963   $42,430,900    $(5,165,544)  $ 53,945,971

          Issuance of 6,840 shares of
           common stock under
           the stock option plans...........       6,840          68       93,479            --             --         93,547

          Issuance of 16,650 shares of
           common stock under
           the stock purchase plan..........      16,650         167      260,494            --             --        260,661

          Issuance of 2,595 shares of
           treasury stock as director's fees          --          --        1,400            --         46,606         48,006

          Net income........................          --          --           --     4,258,934             --      4,258,934
                                              ----------   --------- ------------   -----------    -----------   ------------
          BALANCE, September 30, 2003.......   3,688,699   $  36,887 $ 16,999,336   $46,689,834    $(5,118,938)  $ 58,607,119
                                              ==========   ========= ============   ===========    ===========   ============

                   The accompanying notes are an integral part of these condensed consolidated financial statements.




                                                      NATIONAL DENTEX CORPORATION

                                            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                              (Unaudited)


                                                                         For the Nine Months Ended
                                                                     --------------------------------
                                                                     September 30,      September 30,
                                                                         2002                2003
                                                                     -------------      -------------
               Cash flows from operating activities:
                 Net income                                          $ 4,742,821        $ 4,258,934
                 Adjustments to reconcile net income to net cash
                    provided by operating activities, net of
                    effects of acquisitions:
                    Depreciation and amortization...............       1,661,699          1,738,956
                    Deferred income taxes.......................         (49,608)           121,385
                    Provision for bad debts.....................          19,012             77,797
                    Issuance of common stock as directors' fees.          64,083             48,006

                 Changes in operating assets and liabilities, net
                  of effects of acquisitions:
                    Increase in accounts receivable.............        (391,943)          (263,697)
                    (Increase) decrease in inventories..........        (292,224)           146,992
                    Increase in prepaid expenses................        (204,735)           (18,176)
                    Increase in other assets....................        (273,754)          (700,158)
                    Decrease in accounts payable and accrued
                      liabilities...............................        (987,289)          (528,293)
                                                                       ---------          ----------
                    Net cash provided by operating activities...       4,288,062          4,881,746
                                                                       ---------          ----------

               Cash flows from investing activities:
                 Payment for acquisitions, net of cash acquired.      (2,769,490)        (3,883,570)
                 Payment of deferred purchase price.............      (1,860,625)        (1,222,676)
                 Additions to property, plant and equipment, net      (1,670,590)        (2,158,485)
                                                                      ----------         -----------
                    Net cash used in investing activities.......      (6,300,705)        (7,264,731)
                                                                      ----------         -----------
               Cash flows from financing activities:
                 Net proceeds from issuance of common stock.....         597,827            354,208
                 Repurchases of common stock....................        (424,000)              --
                                                                        --------            -------
                    Net cash provided by financing activities...         173,827            354,208
                                                                        --------            -------

               Net decrease in cash and cash equivalents........      (1,838,816)        (2,028,777)

               Cash and cash equivalents at beginning of period.       6,378,026          5,808,435
                                                                     -----------        -----------
               Cash and cash equivalents at end of period.......     $ 4,539,210        $ 3,779,658
                                                                     ===========        ===========



               Supplemental disclosures of cash flow information:
                 Interest paid..................................     $     8,488        $     8,509
                                                                     ===========        ===========
                 Income taxes paid..............................     $ 3,299,900        $ 1,950,920
                                                                     ===========        ===========

                   The accompanying notes are an integral part of these condensed consolidated financial statements.


                           NATIONAL DENTEX CORPORATION

              Notes to Condensed Consolidated Financial Statements
                               September 30, 2003

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

(2) Earnings Per Share
----------------------

     In accordance with the disclosure requirements of Statement of Financial Accounting Standard ("SFAS") No. 128, "Earnings per Share," basic earnings per share is computed by dividing net income by the weighted average number of shares outstanding and diluted earnings per share reflects the dilutive effect of stock options. The weighted average number of shares outstanding, the dilutive effects of outstanding stock options, and the shares under option plans that were anti-dilutive for the three and nine months ended September 30, 2002 and 2003 are as follows:


                                                                          Three Months Ended               Nine Months Ended
                                                                             September  30,                   September 30,
                                                                          2002            2003            2002              2003
Weighted average number of shares used in basic earnings               ---------        --------        -------           -------
per share calculation.................................................  3,475,133       3,427,748      3,468,316         3,417,508
Incremental shares under option plans.................................     66,258          69,076        117,483            46,039
Weighed average number of shares used in diluted earnings per           ---------       ---------      ---------         ---------
share calculation.....................................................  3,541,391       3,496,824      3,585,799         3,463,547
Shares under option plans excluded in computation of diluted            =========       =========      =========         =========
earnings per share due to anti-dilutive effects.......................    126,050         117,010        115,750           474,185
                                                                        =========       =========      =========         ========



     The following table summarizes options that were outstanding but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares:


                                                         Three Months Ended                     Nine Months Ended
                                                            September 30,                         September 30,
                                                       2002                2003              2002               2003
                                                       ----                ----              ----               ----

Number of Options for Common Shares                   126,050            117,010           115,750            474,185

     Range of Exercise Prices                      $21.88-$24.68      $21.88-$24.88     $24.68-$24.88      $20.05-$24.88

          Expire Through:                            May 2012          January 2013        May 2012         January 2013


(3) Stock-Based Compensation
----------------------------

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




                                                           Three Months Ended              Nine Months Ended
                                                              September 30,                  September 30,
                                                         2002            2003           2002           2003
                                                       --------         -------       --------       -------
Stock-based employee compensation expense, as         $               $              $              $
reported                                              =========        =========      ==========     ==========

Net income, as reported:                              $1,302,382      $1,276,964     $4,742,821     $4,258,934
Deduct: Total stock-based employee compensation
expense determined under fair value based method
for all awards, net of related tax effects                98,742          83,708        312,087        254,336
                                                          ------          ------        -------        -------
Pro forma net income                                  $1,203,640      $1,193,256     $4,430,734     $4,004,598
                                                       =========       =========      =========      =========

Earnings per share:          As reported, basic               $  .37         $  .37        $  1.37        $  1.25
                             Pro forma, basic                    .35            .35           1.28           1.17
                             As reported, diluted                .37            .37           1.32           1.23
                             Pro forma, diluted                  .34            .34           1.24           1.16


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

     In January 2003, the FASB issued FASB Interpretation No. 46,"Consolidation of Variable Interest Entities" ("FIN 46"). This interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," addresses consolidation by business enterprises of variable interest entities that possess certain characteristics. FIN 46 requires that if a business enterprise has a controlling financial interest in a variable interest entity, the assets, liabilities, and results of the activities of the variable interest entity must be included in the consolidated financial statements with those of the business enterprise. FIN 46 applies immediately to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. The Company does not have any ownership in any variable interest entities as of September 30, 2003. The Company will apply the consolidation requirement of FIN 46 in future periods if the Company should own any interest in any variable interest entity.

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

     Effective July 1, 2003 the Company acquired all of the outstanding capital stock of Salem Dental Laboratory, Inc. of Cleveland, Ohio ("Salem"). Results from Salem have been reflected in the accompanying condensed consolidated financial statements from the date of acquisition. Effective September 1, 2003 the Company acquired all of the outstanding capital stock of Top Quality Partials, Inc. of Apopka, Florida ("Top Quality"). Results from Top Quality have been reflected in the accompanying condensed consolidated financial statements from the date of acquisition.

During the nine months ended September 30, 2002 and 2003, the Company acquired the following dental laboratory operations:


Fox Dental.............................................................         April, 2002
Valencia Dental........................................................         July, 2002
E&S Dental.............................................................         August, 2002

Nobilium Dental Laboratory.............................................         March, 2003
Accurate Dental Laboratory, Inc........................................         April, 2003
Dan Jackson Laboratory.................................................         April, 2003
Salem Dental Laboratory, Inc...........................................         July, 2003
Top Quality Partials, Inc..............................................         September, 2003



     These acquisitions have been reflected in the accompanying condensed consolidated financial statements from the date of acquisition and have been accounted for as purchases in accordance with SFAS No.141, "Business Combinations". The total purchase price of $3,457,000 in 2002 and $3,945,000 in 2003 has been allocated to the acquired assets and liabilities based on preliminary estimates of their fair values, which are subject to revision. The following pro forma operating results of the Company assume the acquisitions had been made as of January 1, 2002. Such information includes adjustments to reflect additional depreciation, non-compete amortization and interest expense and is not necessarily indicative of what the results of operations would actually have been, or the results of operations to be expected in future periods.

                                                Nine Months Ended
                                          September 30,  September 30,
                                               2002           2003
                                          ------------  --------------
                                                  (unaudited)
                  Net sales..........      $77,590,000    $76,312,000
                  Net income.........        5,092,000      4,508,000
                  Net income per share:
                        Basic                 $    1.47      $    1.32
                        Diluted               $    1.42      $    1.30



(7) Subsequent Events
---------------------

     Effective October 1, 2003, the Company acquired all of the outstanding capital stock of Midtown Dental Lab, Inc. of Charleston, West Virginia ("Midtown"). Midtown reported sales of approximately $3,000,000 in its last fiscal year ended December 31, 2002.

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


Liquidity and Capital Resources

     The Company's working capital decreased from $15,499,000 at December 31, 2002 to $14,700,000 at September 30, 2003. Cash and equivalents decreased $2,028,000 from $5,808,000 at December 31, 2002 to $3,780,000 at September 30,
2003. Operating activities provided $4,882,000 in cash flow for the nine months ended September 30, 2003 compared to $4,288,000 during the nine months ended September 30, 2002. Cash outflows related to dental laboratory acquisitions including deferred purchase price payments totaled $5,106,000 for the nine months ended September 30, 2003 compared to $4,630,000 for the nine months ended September 30, 2002.

     The Company maintains a financing agreement (the "Agreement") with Citizens Bank of Massachusetts (the "Bank"). The Agreement includes revolving lines of credit of $4,000,000 and $8,000,000. The interest rate on both revolving lines of credit is the prime rate minus 0.5% or the London Interbank Offered Rate ("LIBOR") rate plus 1.5%, at the Company's option. Both revolving lines of credit mature on June 30, 2004. The Company is currently reviewing options to extend and expand its current credit facility to support its acquisition strategy.

     A commitment fee of one eighth of 1% is payable on the unused amount of both lines of credit. At September 30, 2003, the full principal amount was available to the Company under both revolving lines of credit. The Agreement requires compliance with certain covenants, including the maintenance of specified net worth and other financial ratios. As of September 30, 2003, the Company was in compliance with these covenants.

     Management believes that cash flow from operations and existing financing will be sufficient to meet contemplated operating and capital requirements, including costs associated with anticipated acquisitions, if any, in the foreseeable future.

Commitments and Contingencies

The following table represents a list of the Company's contractual obligations and commitments as of September 30, 2003:


                                                            Payments Due By Period
                                                        Less Than                          Greater Than
                                            Total         1 Year   1 - 3 Years 4 - 5 Years   5 Years
                                           -----------------------------------------------  ----------
Operating Leases:
      Real Estate....................       $ 8,373,000 $ 1,878,000 $4,173,000 $ 1,004,000  $ 1,318,000
      Vehicles.......................           842,000     553,000    289,000     -            -
      Equipment......................           188,000     105,000     75,000       8,000      -
   Laboratory Purchase Obligations...         2,919,000   2,148,000    771,000     -            -
                                        ----------------------------------------------------------------
        TOTAL                               $12,322,000 $ 4,684,000 $5,308,000 $ 1,012,000  $ 1,318,000
                                        ================================================================


The laboratory purchase obligations totaling $2,919,000 above are classified as deferred acquisition costs and are presented in the liability section of the balance sheet. The Company is committed under various non-cancelable operating lease agreements covering its office space and dental laboratory facilities, vehicles and certain equipment. Certain of these leases also require the Company to pay maintenance, repairs, insurance and related taxes.

The Company, as sponsor of the National Dentex Corporation Dollars Plus Plan, (the "Plan"), a qualified plan under Section 401(a) of the Internal Revenue Code, is preparing to file a retroactive plan amendment under the Internal Revenue Service's Voluntary

Correction Program to clarify the definition of compensation in the Plan. The Company and its ERISA counsel believe this issue will be favorably resolved and that the Plan will retain its tax-qualified status.

Results of Operations

     The following table sets forth for the periods indicated the percentage of net sales represented by certain items in the Company's condensed consolidated financial statements:


                                           Three Months Ended             Nine Months Ended
                                              September 30,                 September 30,
                                           2002           2003           2002           2003
                                         ----------------------        ----------------------

Net sales...........................      100.0%         100.0%         100.0%         100.0%
Cost of goods sold..................       60.2           60.7           58.6           60.0
                                          ------         -----          ------         -----
Gross profit........................       39.8           39.3           41.4           40.0
Selling, general and administrative
expenses............................       30.6           31.1           30.3           30.5
                                           -----          -----         ------         ------
Operating income....................         9.2           8.2           11.1             9.5
Other expense.......................         0.2           0.4            0.2             0.3
Interest income.....................         0.1           0.0            0.1             0.0
Income before provision for income
taxes                                        9.1           7.8           11.0             9.2
Provision for income taxes..........         3.5           2.6            4.4             3.4
                                           ------         ------        ------         --------
Net income..........................         5.6%           5.2%          6.6%            5.8%
                                          =======        =======         ======         =======



             Nine Months Ended September 30, 2003 Compared with Nine
                        Months Ended September 30, 2002

Net Sales

     For the nine months ended September 30, 2003, net sales increased $1,529, 000 or 2.1% over the prior year. Net sales increased by approximately $2,150,000, or 3.0%, as a result of acquisitions, measured by business at dental laboratories owned less than one year. Net sales declined approximately $621,000, a decline of 0.9%, at dental laboratories owned for both the nine months ended September 30, 2003 and the comparable nine months ended September 30, 2002. Management believes that both the Company's revenues and industry revenues, particularly in the crown and bridge product lines, have generally slowed in the current economy as many patients and dentists have postponed optimal treatment plans in favor of less expensive temporary alternatives.

Cost of Goods Sold

     The Company's cost of goods sold increased by $1,928,000 or 4.6% in the nine months ended September 30, 2003 compared with the nine months ended September 30, 2002. As a percentage of sales, cost of goods sold increased from 58.6% to 60.0%. The increase was primarily attributable to increased labor and benefit costs. Relatively flat sales caused continued overcapacity while higher than expected medical insurance claims reduced the Company's gross profit. As a result of overcapacity and continuing economic uncertainty, the Company has taken steps to reduce labor and related expenses beginning in July 2003. The Company has also taken steps to contain increasing medical claim costs by restructuring the Company's medical plan, effective September 1, 2003. These efforts are expected to continue to improve operating results for the remainder of the year.

     Increased capacity also led to higher overhead costs as a percentage of sales. Finally, materials costs as a percentage of sales were slightly lower than the comparable nine-month period ended September 30, 2002 due to the Company's selling price increases and a more stable metal market influenced by declines in the cost of palladium, a component of most dental alloys.

Selling, General and Administrative Expenses

     Operating expenses, which consist of selling, delivery and administrative expenses both at the laboratory and corporate level, increased by $620,000, or 2.8%, over the comparable nine month period ended September 30, 2002. During the same period, operating expenses increased as a percentage of net sales from 30.3% in 2002 to 30.5% in 2003. Selling costs declined by approximately $190,000 compared to the nine months ended September 30, 2002, primarily due to a planned reduction in marketing expenditures related to "The NDX Reliance Program". These costs were higher in the nine months ended September 30, 2002 since expenditures related to the initial launch of the program were incurred at that time. Other administrative expenses at both laboratory and corporate levels, when combined, increased $1,171,000. In addition to the added administrative costs from recent acquisitions, the Company continued to invest in its field management and sales management teams. Expenses related to the Company's Laboratory Incentive Compensation Plan declined by approximately $319,000, generally as a result of lower laboratory profitability.

Operating Income

As a result of the factors discussed above, which include relatively flat sales growth, increases in labor and medical insurance costs, and investments in the expansion of the Company's management team, coupled with the current economic climate, the Company's operating income declined by $1,019,000 to $6,978,000 for the nine months ended September 30, 2003 from $7,997,000 for the comparable nine months ended September 30, 2002. As a percentage of net sales, operating income declined from 11.1% in 2002 to 9.5% for 2003.

Interest Income

     Interest income decreased by $36,000 for the nine months ended September 30, 2003 from 2002. The decrease was primarily due to lower interest rates.

Provision for Income Taxes

     The provision for income taxes decreased to $2,522,000 in 2003 from $3,162,000 in 2002. This $640,000 decrease was the result of decreased income and a lower effective tax rate. The 40.0% effective tax rate for 2002 decreased to 37.2% for the nine months ended September 30, 2003 to more accurately reflect the Company's expected 2003 tax rate. The Company has recently entered into a consent agreement with the Internal Revenue Service regarding the treatment of contingent payments made in connection with its acquisitions of dental laboratories. The result of that agreement has favorably impacted the Company's current year tax provision.

Net Income

     As a result of all of the factors discussed above, net income decreased to $4,259,000 or $1.23 per share on a diluted basis in the nine months ended September 30, 2003 from $4,743,000 or $1.32 per share on a diluted basis in the nine months ended September 30, 2002.



               Three Months Ended September 30, 2003 Compared with
                     Three Months Ended September 30, 2002

Net Sales

     For the three months ended September 30, 2003, net sales increased $993,000 or 4.3% from the prior year. Net sales increased by approximately $815,000, or 3.5%, as a result of acquisitions, measured by business at dental laboratories owned less than one year. Net sales increased approximately $178,000, an increase of 0.8%, at dental laboratories owned for both the three months ended September 30, 2003 and the comparable three months ended September 30, 2002. The increase was primarily attributable to an additional business day in the quarter ended September 30, 2003.

Cost of Goods Sold

     The Company's cost of goods sold increased by $734,000 or 5.2% in the three months ended September 30, 2003 compared with the three months ended September 30, 2002. As a percentage of sales, for reasons comparable to the nine-month period discussed above, cost of goods sold increased from 60.2% to 60.7%.

Selling, General and Administrative Expenses

     Operating expenses, which consist of selling, delivery and administrative expenses both at the laboratory and corporate level, increased by $435,000, or 6.1%, from the comparable three month period ended September 30, 2002. During the same period, operating expenses as a percentage of sales increased to 31.1% from 30.6 %, primarily due to increased medical insurance costs. .Selling costs were unchanged compared to the three months ended September 30, 2002. Increases in administrative expenses at the laboratory level as well as an increase in expenses related to the Company's Laboratory Incentive Compensation Plan also contributed to the increase in operating expenses.

Operating Income

     As a result of the factors discussed above, and for reasons comparable to the nine-month period discussed above, the Company's operating income declined by $176,000 to $1,989,000 for the three months ended September 30, 2003 from $2,165,000 for the comparable three months ended September 30, 2002. As a percentage of net sales, operating income declined from 9.2% in 2002 to 8.2% for 2003.

Interest Income

     Interest income decreased by $8,000 for the three months ended September 30, 2003 from 2002. The decrease was primarily due to lower interest rates and decreased investment principal.

Provision for Income Taxes

     The provision for income taxes decreased to $628,000, or 33.0% in 2003 from $820,000, or 38.6% in 2002. The decrease was for reasons comparable to the nine-month period discussed above.

Net Income

     As a result of all of the factors discussed above, net income decreased to $1,277,000 or $.37 per share on a diluted basis in the third quarter of 2003 from $1,302,000 or $.37 per share on a diluted basis in the third quarter of 2002.


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


Item 4. Controls and Procedures

(a)  Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of September 30, 2003. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable, and not absolute, assurance of achieving their objectives, and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our CEO and CFO concluded that, as of September 30, 2003, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our CEO and CFO by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

(b)  Changes in Internal Controls.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) occurred during the fiscal quarter ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

         Not Applicable

Item 5. Other Information:

         Not Applicable

Item 6. Exhibits and Reports on Form 8-K:

(a)      Exhibits

         Exhibit 31.1 Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act.
         Exhibit 31.2 Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act.
         Exhibit 32.1 Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act.
         Exhibit 32.2 Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act.

(b)      Reports on Form 8-K

         On October 23, 2003, the Company furnished a Current Report on Form 8-K under Item 9, pursuant to Item 12 containing a press release announcing the Company's financial results for the fiscal quarter ended September 30, 2003.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   NATIONAL DENTEX CORPORATION
                                   Registrant


November 10, 2003                        /s/  DAVID L. BROWN
                                   By:.........................
                                   David L. Brown
                                   President, CEO and Director
                                   (Principal Executive Officer)


November 10, 2003                        /s/  RICHARD F. BECKER, JR.
                                   By:................................
                                   Richard F. Becker, Jr.
                                   Vice President, Treasurer and Chief Financial Officer
                                   (Principal Financial Officer)