Form 10-K
period 2003-12-31
NATIONAL DENTEX CORP /MA/
filed 2004-03-12
CIK 913616

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2003
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

      As of February 20, 2004, the aggregate market value of the 3,349,060 outstanding shares of voting stock held by non-affiliates of the registrant was $88,147,259, based upon the last reported sale of the Common Stock on the Nasdaq National Market on such date.

      As of February 20, 2004, 3,693,506 shares of the registrant’s Common Stock, par value $.01 per share, were issued and 3,433,901 were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

      The Registrant’s definitive Proxy Statement for the Registrant’s Special Meeting in Lieu of Annual Meeting of Stockholders to be held on April 13, 2004 is incorporated by reference into Part III.

PART I

Item 1.     Business

General

      We were founded in 1982 as H&M Laboratories Services, Inc., a Massachusetts corporation, which acquired six full-service dental laboratories and related branch laboratories from Healthco, Inc. In 1983, we changed our name to National Dentex Corporation and acquired 20 additional full-service dental laboratories and related branch laboratories from Lifemark Corporation. Our acquisition strategy is to consolidate within the dental laboratory industry and use our financial and operational synergies to create a competitive advantage. Over the last five years we have acquired the following stand-alone laboratory facilities: in 1999, Advanced Dental Arts; in 2000, Oral Arts and Ideal Dental; in 2001, Creative Dental Ceramics, Bauer Dental Studio, Aronovitch Dental, Crown Dental Studio and The Freeman Center; in 2002, Fox Dental and E&S Dental; and, in 2003, Salem Dental, Top Quality Partials, Midtown Dental and Thoele Dental. In addition, we acquired various smaller laboratories and consolidated them into existing operations.

      We currently own and operate 40 dental laboratories, consisting of 38 full-service dental laboratories and two branch laboratories located in 29 states throughout the United States. Our dental laboratories custom design and fabricate dentures, crowns and fixed bridges, and other dental prosthetic appliances. Each dental laboratory operates under its own business name. Our principal executive offices are located at 526 Boston Post Road, Wayland, MA 01778, telephone number (508) 358-4422. Our corporate web site is located at www.nationaldentex.com. We make available free of charge through our website our annual Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934 as soon as practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission.

Information as to Industry Segments

      Our business consists of only one industry segment, which is the design, fabrication, marketing and sale of custom dental prosthetic appliances for and to dentists.

Description of Business

      Our dental laboratories design and fabricate custom dental prosthetic appliances such as dentures, crowns and bridges. These products are produced by trained technicians working in dental laboratories in accordance with work orders and cases (consisting of impressions, models and occlusal registrations of a patient’s teeth) provided by the dentist. Dentists are the direct purchasers of our products.

      Our products are grouped into the following three main categories:

Restorative Products. Restorative products that our dental laboratories sell consist primarily of crowns and bridges. A crown replaces the part of a tooth that is visible, and is usually made of gold or porcelain. A bridge is a restoration of one or more missing teeth that is permanently attached to the natural teeth or roots. In addition to the traditional crown, we also make porcelain jackets, which are crowns constructed entirely of porcelain; onlays, which are partial crowns which do not cover all of the visible tooth; and precision crowns, which are restorations designed to receive and connect a removable partial denture. We also make inlays, which are restorations made to fit a prepared tooth cavity and then cemented into place.

Reconstructive Products. Reconstructive products sold by our dental laboratories consist primarily of partial dentures and full dentures. Partial dentures are removable dental prostheses that replace missing teeth and associated structures. Full dentures are dental prostheses that substitute for the total loss of teeth and associated structures. We also sell precision attachments, which connect a crown and an artificial prosthesis, and implants, which are fixtures anchored securely in the bone of the mouth to which a crown, partial or full denture is secured by means of screws or clips.

Cosmetic Products. Cosmetic products sold by our dental laboratories consist primarily of porcelain veneers and ceramic crowns. Porcelain veneers are thin coverings of porcelain cemented to the front of a tooth to enhance personal appearance. Ceramic crowns are crowns made from ceramic materials that most closely replicate natural teeth. We also sell composite inlays and onlays, which replace silver fillings for a more natural appearance, and orthodontic appliances, which are products fabricated to move existing teeth to enhance function and appearance.

Laboratory and Corporate Operations

      Our full-service dental laboratories design and fabricate a full range of custom-made dental prosthetic appliances. These custom products are manufactured from raw materials, such as high noble, noble and predominantly base alloys, dental resins, composites and porcelain. There are different production processes for the various types of prosthetic appliances depending upon the product and the materials used in the type of appliance being fabricated, each of which requires different skills and levels of training. Our dental laboratories perform numerous quality control checks throughout the production cycle to improve the quality of our products and to make certain the design and appearance satisfy the needs of the dentist and the patient. Our branch dental laboratories are smaller in size and offer a limited number of products. When a branch receives an order that it cannot fill, the branch refers the business to its affiliated full-service dental laboratory.

      We operate each of our dental laboratories as a stand-alone facility under the direction of a local manager responsible for operation of the dental laboratory, supervision of its technical and sales staff and delivery of quality products and services. Each of our dental laboratories markets and sells its products through its own direct sales force, supported by regional managers and Company-wide marketing programs. Employees at each dental laboratory have a direct stake in the financial success of the dental laboratory through participation in our cash and stock incentive plans.

      Our corporate management provides our overall strategy, direction and financial management and negotiates all acquisitions. Corporate personnel also support the operations of our dental laboratories by performing functions that are not directly related to the production and sale of dental laboratory products, such as processing payroll and related benefit programs, obtaining insurance and procuring financing. Our corporate management provides marketing, financial and administrative services, negotiates national purchasing arrangements, and sets quality and performance standards for the dental laboratories.

Sales and Marketing

      The majority of our local dental laboratories market and sell their products through their own direct sales force. The sales force interacts with dentists within its market area, primarily through visits to dentists’ offices, to introduce the dental laboratory’s services and products offered, and to promote new products and techniques that can assist dentists in expanding their practices. Our customer-focused marketing and sales program, entitled the “NDX Reliance ProgramTM”, is specifically designed to make choosing a dental laboratory a risk-free decision for dentists. Its five components — Practice Support, Laboratory Systems, Quality Assurance, Reliance Restorations and a Continuing Education Series — differentiate our qualified laboratories from their many competitors. We believe that this unique approach to assist the dentist and his or her staff to improve chairtime efficiencies while providing exceptional service, superior quality and product delivery every time they deliver a case will enhance our ability to expand our base of business by establishing lasting professional relationships with our customers. We presently have a total of 35 sales representatives. In addition, our dental laboratories, alone or with local dental societies, dental schools or study clubs, sponsor technical training clinics for dentists and their staffs on topics such as advanced clinical techniques. The local dental laboratories also exhibit at state and local dental conventions.

Competition

      The dental laboratory industry is highly competitive and fragmented. A typical dental laboratory’s business originates from dentists located within 50 miles of the dental laboratory. There are approximately 12,000 dental laboratories in the United States, ranging in size from one to approximately 200 technicians. We estimate that our sales presently represent less than 3% of the total sales of custom-made dental prosthetic appliances in the United States. Competition is primarily from other dental laboratories in the respective local market areas. The vast majority of dental laboratories consist of single business units, although we recognize that there are several other multiple-location operators including, the Sentage Corporation d/b/a Dental Services Group, Dental Technologies, Inc. and Americus Dental Labs, Inc. These privately-held groups compete with us in several market areas. We also face competition from various mail order dental laboratories, most notably Glidewell Laboratories. The industry itself faces growing competition as the domestic industry begins to confront globalization. Competition for business is expected to intensify from the developing manufacturing capabilities of countries such as China, the Phillipines and Mexico. We continue to evaluate both the threats and opportunities arising from foreign competition and their inherent labor cost advantages.

      Most dentists use a limited number of dental laboratories, relying on those laboratories which produce quality products delivered on a timely basis and which carry all of the products which the dentist may need, even if a particular item is a newer specialty product used only sporadically by the dentist. While price is one of the competitive factors in the dental laboratory industry, we believe that most dentists consider product quality and consistency, service, and breadth of product line to be equally important. We believe that we compete favorably with respect to all of these factors. We consider that our ability to produce quality products locally, to deliver such products on a timely basis, to provide convenience for the dentist through the breadth of our product line, and our sponsorship of educational clinics, provide a competitive advantage over other dental laboratories in the local markets in which our dental laboratories operate. Our ability to provide newer specialty products for implantology, adult orthodontics and cosmetic dentistry, which require highly skilled technicians, more extensive inventories, additional working capital, and investment in both training and capital equipment, also distinguishes us from the many smaller dental laboratories which do not have comparable resources to provide these products. While such specialty products presently represent less than 20% of our business, we believe that the ability to offer these products is essential for dental laboratories to remain competitive.

Employees

      As of December 31, 2003, we had 1,621 employees, 1,584 of whom worked at individual laboratories. Corporate management and administrative staff totaled 37 people. None of our employees are covered by a collective bargaining agreement. Management considers our employee relations to be good.

Intellectual Property

      Our general technological know-how and experience are important to the conduct of our business. We have several trademarks and licenses to use trademarks, but do not deem any of such trademarks or licenses to be material to the overall conduct of our business. Each of our dental laboratories operates under its own trade name, and we consider these trade names to be important to the goodwill of our business. Additionally, the continued focus and investment in the “NDX Reliance ProgramTM”, our national marketing program, is expected to continue to assist in the generation and maintenance of the goodwill of our dental laboratories.

Backlog

      Due to the individualized and customized nature of most dental products and a typical turnaround product cycle in the dental laboratory industry of less than seven days, there was no significant backlog of orders existing at December 31, 2003 and 2002.

Item 2.	Properties

      We currently lease a total of approximately 233,000 square feet of space. As of December 31, 2003, the future aggregate minimum annual rent payable for all of our leased real properties was approximately $9,897,000. We consider these properties to be modern, well maintained and suitable for our purposes and believe that our current facilities are adequate to meet our needs for the foreseeable future. We also believe that suitable substitute or replacement space is readily available at reasonable rental rates. Our principal executive and administrative offices occupy approximately 10,000 square feet of space in Wayland, Massachusetts. Our 33 leased dental laboratories range in size from 1,000 to 26,000 square feet and average approximately $59,000 in annual base rent.

      We own seven of our dental laboratory facilities, which are located in Denver, Colorado; Metairie, Louisiana; Dallas, Texas; Houston, Texas; Jacksonville, Florida; Waukesha, Wisconsin and Shreveport, Louisiana. These locations total approximately 100,000 square feet and range in building size from 4,000 to 33,000 square feet.

Item 3.	Legal Proceedings

      We are involved from time to time in litigation incidental to our business. Our management believes that the outcome of current litigation will not have a material adverse effect upon our operations or financial condition and will not disrupt our normal operations.

Item 4.	Submission of Matters to a Vote of Security Holders

      None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Trading Market

      Our common stock, $.01 par value, is traded on the over-the-counter market, on the Nasdaq National Market System, under the symbol “NADX”. The following table presents low and high bid information for the time periods specified. The over-the-counter market quotations reflect inter-dealer prices, without retail markup, markdown or commission and may not necessarily represent actual transactions. The over-the-counter market quotations have been furnished by the Nasdaq Stock Market, Inc. Our common stock became publicly-traded on December 21, 1993.

	Price

Quarter Ending	Low Bid	High Bid

03/31/02	$23.650	$28.970
06/30/02	$23.600	$29.320
09/30/02	$17.500	$23.940
12/31/02	$17.000	$19.890
03/31/03	$17.250	$20.450
06/30/03	$17.950	$21.500
09/30/03	$20.070	$24.040
12/31/03	$19.120	$24.400

      We have paid no cash dividends in the past and have no plans to pay cash dividends in the foreseeable future.

      On February 20, 2004, there were approximately 415 registered record holders of our common stock, which we believe represented approximately 1,470 beneficial holders. On February 20, 2004, the low and high bid prices of our common stock were $26.32 and $26.62, respectively.

Stock Plan Disclosure

      We maintain two incentive stock option plans that were approved by our Board of Directors (the “Board”). In 1992 the Board and stockholders adopted the 1992 Long-Term Incentive Plan (“1992 LTIP”).

Key employees, officers and directors were eligible to receive grants under the plan. Effective May 2002, no additional options may be granted under this plan. In January 2001 the Board adopted the 2001 Stock Plan (“2001 Plan”), which was approved by our stockholders in April 2001. Key employees, officers and directors are eligible to receive grants under the plan. In addition, we maintain an Employee Stock Purchase Plan (“ESPP”) that is qualified under Section 423 of the Internal Revenue Code. Details of these plans are discussed in Note 9 to the Consolidated Financial Statements. Summary plan information is as follows:

	Number of Shares of		Number of Shares
	National Dentex		of National Dentex
	Corporation Common		Corporation
	Stock to be Issued	Weighted Average	Common Stock
	Upon Exercise of	Exercise Price of	Remaining Available
	Outstanding Options	Outstanding Options	for Future Issuance

1992 LTIP	341,313	$17.80	None
2001 Plan	298,300	$21.88	1,700 (a)
ESPP	—	—	82,055

Total	639,613	$19.70	83,755

(a)	Does not include an additional 250,000 shares of common stock proposed to be added to the 2001 Plan, as described under Proposal 2 in the Company’s Proxy Statement for the Special Meeting in Lieu of Annual Meeting of Stockholders to be held on April 13, 2004.

Item 6.	Selected Financial Data

      The following selected financial data for the five years ended December 31, 2003 are derived from the audited consolidated financial statements. The consolidated financial statements for fiscal years 1999 through 2001 were audited by Arthur Andersen LLP (“Andersen”) which has ceased operations. A copy of the report previously issued by Andersen is included elsewhere in this Report. Such report has not been reissued by Andersen. The data should be read in conjunction with the consolidated financial statements and the related notes included in this Report and in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	1999	2000	2001	2002	2003

	(In thousands except per share data)
Consolidated Statements of Income:
Net sales	$69,639	$75,680	$85,725	$95,185	$99,274
Cost of goods sold	40,396	44,203	50,278	56,196	59,534

Gross profit	29,243	31,477	35,447	38,989	39,740
Selling, general & administrative expenses	20,803	22,133	25,631	29,332	30,102

Operating income	8,440	9,344	9,816	9,657	9,638
Other expense	57	83	128	211	296
Interest income	336	568	229	80	21

Income before provision for income taxes	8,719	9,829	9,917	9,526	9,363
Provision for income taxes	3,457	3,868	3,939	3,644	3,606

Net income	$5,262	$5,961	$5,978	$5,882	$5,757

Net income per share — basic	$1.48	$1.67	$1.72	$1.70	$1.68

Net income per share — diluted	$1.48	$1.66	$1.68	$1.66	$1.66

Weighted average shares outstanding — basic	3,544	3,569	3,479	3,458	3,420
Weighted average shares outstanding — diluted	3,566	3,601	3,562	3,553	3,477

	1999	2000	2001	2002	2003

	(In thousands except per share data)
Consolidated Balance Sheet Data:
Working capital	$16,713	$19,455	$15,060	$15,499	$12,252
Total assets	49,205	55,390	62,083	65,817	72,233
Long-term debt, including current portion	—	—	—	—	—
Stockholders’ equity	$39,549	$45,596	$49,027	$53,946	$60,140

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Consolidated Financial Statements and the related notes that appear elsewhere in this document.

Overview

      We serve an active customer base of over 18,000 dentists through dental laboratories located in 29 states. Our business consists of a single industry segment, which is the design, fabrication, marketing and sale of custom dental prosthetic appliances for dentists located primarily in the domestic marketplace. Product offerings include:

Restorative products that are permanently affixed by a dentist to a patients’ existing dental anatomy, including traditional porcelain fused to metal crowns and bridges and dental implants.

Reconstructive products that are removable prostheses that replace missing teeth and associated structures, including partial and full dentures.

Cosmetic products that consist primarily of porcelain veneers designed to enhance the appearance of the front of a tooth as well as all ceramic crowns that are made without a traditional metal substructure and more closely replicates the appearance of natural teeth. This category also includes composite inlays and onlays, which replace silver fillings for a more natural appearance and orthodontic appliances, which are products fabricated to move existing teeth to enhance function and appearance.

      Internal revenue growth has been relatively flat over the past three years. Early in 2001, we made note that the economic climate appeared to be impacting the dental laboratory industry. In 2002, we began to believe that many patients and dentists were postponing optimal treatment plans, such as crowns, and pursuing less expensive alternatives such as amalgam fillings, for which we recognize no revenue. As a result, sales of restorative products were unfavorably impacted. We believe that while a portion of this segment can be temporarily deferred by patients, the work will eventually be required and will be done. During 2003, the economic situation was much like that in 2002, although we have seen some recent favorable signs in the marketplace that industry growth may be returning to more positive trends.

      We have also continued to pursue an acquisition strategy, which has played an important role in helping us increase sales from $75,680,000 in 2000 to $99,274,000 in 2003. However, operating margins as measured as a percentage of sales declined over this period. The main cost drivers for us are the cost of labor and related employee benefits. Competition for labor resources and increases in medical insurance costs drive these costs higher. These increased costs combined with flat internal sales growth have contributed to lower operating margins. During 2003, we reviewed and adjusted staffing levels at each of our locations to minimize the costs of the slowdown in sales growth. We have been cautious about labor reductions due to the need to maintain an available and properly trained workforce in anticipation of future sales growth. Beginning in the fourth quarter of 2001 and continuing through 2003, we first developed and subsequently continued to invest in the “NDX Reliance ProgramTM”, a national marketing and branding campaign that we believe holds long term value and will help us attain our sales objectives.

Liquidity and Capital Resources

      Our working capital decreased from $15,499,000 at December 31, 2002 to $12,252,000 at December 31, 2003. Cash and equivalents decreased $3,973,000 from $5,808,000 at December 31, 2002 to $1,835,000 at December 31, 2003. Operating activities provided $7,151,000 in cash flow for the year ended December 31, 2003.

      Existing cash and cash equivalents along with cash flows from operating activities were sufficient to cover cash used in investing activities. Cash outflows related to dental laboratory acquisitions totaled $8,798,000 for the year ended December 31, 2003 compared to $4,696,000 for the year ended December 31, 2002. The increase was primarily attributable to a higher level of acquisition activity in 2003 compared to 2002. During 2003, we acquired approximately $10,477,000 in assets compared to $4,039,000 in 2002. Capital expenditures for 2003 were $2,715,000 compared to $2,156,000 in 2002.

      During the year ended December 31, 2003, we issued 2,595 shares of common stock from treasury stock as directors’ fees at a total cost of $48,000. We maintain a stock repurchase program and may repurchase stock from time to time in open market or privately negotiated transactions. We are authorized to repurchase an additional 137,800 shares as of December 31, 2003.

      We maintain a financing agreement (the “Agreement”) with Citizens Bank of Massachusetts (the “Bank”). The Agreement, as amended and extended on December 31, 2001, includes revolving lines of credit of $4,000,000 and $8,000,000. The interest rate on both revolving lines of credit is the prime rate minus 0.5% or the London Interbank Offered Rate (“LIBOR”) plus 1.5%, at our option. Both revolving lines of credit mature on June 30, 2004. We are currently evaluating competitive proposals to both increase and extend our current credit facilities. We expect to finalize new agreements in April 2004 and do not anticipate any difficulties in concluding new lending arrangements.

      A commitment fee of one eighth of 1% is payable on the unused amount of both lines of credit. At December 31, 2003, the full principal amount was available to us under both revolving lines of credit. The Agreement requires compliance with certain covenants, including the maintenance of specified net worth and other financial ratios. As of December 31, 2003, we were in compliance with these covenants.

      Our management believes that cash flow from operations and available financing will be sufficient to meet contemplated operating and capital requirements, including costs associated with anticipated acquisitions, if any and deferred payments associated with prior acquisitions for the foreseeable future.

Commitments and Contingencies

      The following table represents a list of our contractual obligations and commitments as of December 31, 2003:

Payments Due By Period

		Less Than 1			Greater Than
	Total	Year	1-3 Years	4-5 Years	5 Years

Operating Leases:
Real Estate	$9,897,000	$2,125,000	$4,765,000	$1,379,000	$1,628,000
Vehicles	921,000	624,000	297,000	—	—
Equipment	168,000	93,000	74,000	1,000	—
Laboratory Purchase Obligations	2,696,000	2,392,000	304,000	—	—
Contingent Laboratory Purchase Price	2,830,000	943,000	1,887,000	—	—

TOTAL	$16,512,000	$6,177,000	$7,327,000	$1,380,000	$1,628,000

      Laboratory purchase obligations totaling $2,696,000 classified as deferred acquisition costs are presented in the liability section of the balance sheet. Contingent laboratory purchase price includes amounts subject to acquisition agreements that are tied to earnings performance, as defined, over a three year period. As payments become determinable, they are recorded as goodwill. We are committed under various non-cancelable operating lease agreements covering our office space and dental laboratory facilities, vehicles and certain equipment. Certain of these leases also require us to pay maintenance, repairs, insurance and related taxes.

      As sponsor of the National Dentex Corporation Dollars Plus Plan, (the “Plan”), a qualified plan under Section 401(a) of the Internal Revenue Code, we are preparing to file a retroactive plan amendment under the Internal Revenue Service’s Voluntary Correction Program to clarify the definition of compensation in the Plan. Based on our consultation with our ERISA counsel, we believe this issue will be favorably resolved without requiring additional employer contributions or jeopardizing the tax-qualified status of the Plan.

Results of Operations

      The following table sets forth for the periods indicated the percentage of net sales represented by certain items in our Consolidated Financial Statements:

	?Years Ended December 31,

	2001	2002	2003

Net sales	100.0%	100.0%	100.0%
Cost of goods sold	58.7	59.0	60.0

Gross profit	41.3	41.0	40.0
Selling, general and administrative expenses	29.9	30.9	30.3

Operating income	11.4	10.1	9.7
Other expense	0.1	0.2	0.3
Interest income	0.3	0.1	0.0

Income before provision for income taxes	11.6	10.0	9.4
Provision for income taxes	4.6	3.8	3.6

Net income	7.0%	6.2%	5.8%

Year Ended December 31, 2003 Compared with Year Ended December 31, 2002

Net Sales

      For the year ended December 31, 2003, net sales increased $4,089,000 or 4.3% over the prior year. Net sales increased by approximately $4,525,000 as a result of acquisitions, measured by business at dental laboratories owned less than one year. Net sales declined approximately $436,000, or 0.5% at dental laboratories owned for both the year ended December 31, 2003 and the comparable year ended December 31, 2002.

Cost of Goods Sold

      Our cost of goods sold increased by $3,338,000 or 5.9% in the fiscal year ended December 31, 2003 over the prior fiscal year, attributable primarily to increased unit sales. As a percentage of sales, cost of goods sold increased from 59.0% to 60.0%. Increases in labor and related expenses were partially offset by decreases in materials costs. Our labor reduction program instituted during the second half of the year helped to mitigate labor costs, although health care costs continued to increase. During the fourth quarter, we revised our health insurance plan in an attempt to control these increasing medical costs by implementing design changes and cost sharing with employees. The decrease in material cost as a percentage of sales was primarily attributable to the continued implementation of various pricing strategies along with new supplier purchasing agreements.

Selling General and Administrative Expenses

      Operating expenses, which consist of selling, delivery and administrative expenses both at the laboratory and corporate level, increased by $770,000 or 2.6% in the year ended December 31, 2003 over 2002. During the same period operating expenses decreased as a percentage of net sales from 30.9% in 2002 to 30.3% in 2003. Decreases in selling and incentive compensation expenses as a percentage of sales were offset slightly by increases in shipping costs. Selling costs declined as spending on the NDX Reliance ProgramTM, our national marketing program, were reduced from $878,000 in 2002 to $704,000 in 2003, as we transitioned from the original rollout and branding phase, including development costs, into more of a maintenance mode. Other marketing costs were reduced from $601,000 in 2002 to $412,000 in 2003. In addition, commission expense decreased by approximately $112,000 in 2003 compared to 2002. The decrease was primarily the result of an ongoing restructuring of our sales force and related compensation plans that we expect will improve internal sales growth over the long term.

Operating Income

      As a result of lower than expected internal sales growth, attributable in large part to a continued unfavorable economic climate, as well as increases in labor and medical costs, partially offset by reductions in certain operating expenses, our operating income declined by $19,000 to $9,638,000 for the year ended December 31, 2003 from $9,657,000 for the prior year. As a percentage of net sales, operating income declined from 10.1% in 2002 to 9.7% for 2003.

Interest Income

      Interest income decreased by $59,000 or 0.1% in the year ended December 31, 2003 from 2002. The decrease was due to lower investment principal as we invested approximately $7,306,000 in the acquisition of dental laboratories during 2003.

Provision for Income Taxes

      The provision for income taxes decreased to $3,606,000 in 2003 from $3,644,000 in 2002. This $38,000 decrease was primarily the result of decreased income. The 38.3% effective tax rate for fiscal year 2002 increased to 38.5% for fiscal year 2003.

Net Income

      As a result of all the factors discussed above, net income decreased slightly to $5,757,000 or $1.66 per share on a diluted basis in 2003 from $5,882,000 or $1.66 per share on a diluted basis in 2002.

Year Ended December 31, 2002 Compared with Year Ended December 31, 2001

Net Sales

      For the year ended December 31, 2002, net sales increased $9,460,000 or 11.0% over the prior year. Net sales increased by approximately $9,995,000 as a result of acquisitions, measured by business at dental laboratories owned less than one year. Net sales declined approximately $535,000, or 0.6% at dental laboratories owned for both the year ended December 31, 2002 and the comparable year ended December 31, 2001.

Cost of Goods Sold

      Our cost of goods sold increased by $5,917,000 or 11.8% in the fiscal year ended December 31, 2002 over the prior fiscal year, attributable primarily to increased unit sales resulting from laboratory acquisitions. As a percentage of sales, cost of goods sold increased from 58.7% to 59.0%. Increases in labor and related expenses were partially offset by decreases in materials costs. The increase in labor cost and related expenses as a percentage of sales was primarily attributable to increasing health insurance costs as well as declining internal sales growth that led to an increase in excess production capacity. The decrease in material cost as a percentage of sales was primarily attributable to the stabilization of alloy prices and the implementation of various pricing strategies.

Selling General and Administrative Expenses

      Operating expenses, which consist of selling, delivery and administrative expenses both at the laboratory and corporate level, increased by $3,701,000 or 14.4% in the year ended December 31, 2002 over 2001. During the same period operating expenses increased as a percentage of net sales from 29.9% in 2001 to 30.9% in 2002. Selling and corporate overhead expenses increased as we implemented a national marketing program, “the NDX Reliance ProgramTM”, that was introduced during October 2001. During 2001 and 2002, we incurred advertising and marketing expenses related to the NDX Reliance ProgramTM of approximately $141,000 and $878,000, respectively.

      During the year 2002 over the year 2001, administrative expense at both the laboratory and corporate level increased by approximately $2,700,000. In addition to the added administrative costs from laboratories acquired during 2001 and 2002, we have increased our regional management team in order to support our growing number of laboratories and our national marketing program.

      Amortization expense declined approximately $987,000. The decline in amortization expense was attributable to the implementation of SFAS No. 142.

Operating Income

      As a result of expenses related to the development of the NDX Reliance ProgramTM, investments in the strengthening of our management team, and increases in health and other insurance costs, coupled with the current economic climate, our operating income declined by $159,000 to $9,657,000 for the year ended December 31, 2002 from $9,816,000 for the prior year. As a percentage of net sales, operating income declined from 11.4% in 2001 to 10.1% for 2002.

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

Critical Accounting Policies

      Financial Reporting Release No. 60 as released by the Securities and Exchange Commission requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. While the preparation of our consolidated financial statements requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of expenses during the reporting period, we do not believe our financial statements are significantly affected by complex accounting policies and methods. A summary of certain of our significant accounting policies is presented below.

Summary of Significant Accounting Policies

Revenue Recognition

      Revenue is recognized as the dentists’ orders are shipped. Shipping and handling fees charged to customers are recognized upon shipment. Shipping and handling costs totaling approximately $7,091,000, $7,690,000 and $8,354,000 for the years ended December 31, 2001, 2002 and 2003, respectively, are included in selling, general and administrative expense.

Inventories

      Inventories, consisting principally of raw materials, are stated at the lower of cost (first-in, first-out) or market. We use estimates based on specific identification to maintain proper reserves for excess and obsolete inventory. Additionally, we estimate work in process inventories by applying current labor, materials and selected overhead expense rates to standard production schedules. Finally, we estimate the value of unrefined precious metal scrap based on the application of various return and refining statistics.

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

      Depreciation expense totaled approximately $1,264,000, $1,436,000 and $1,630,000 for the years ended December 31, 2001, 2002 and 2003, respectively.

Impairment of Long-Lived Assets

      At each balance sheet date, our management evaluates the recoverability of long-lived assets, including property and equipment and intangible assets, using certain financial indicators, such as historical and future ability to generate income from operations. Our policy is to record an impairment loss in the period when it is determined that the carrying amount of the asset may not be recoverable. The determination is based on an evaluation of such factors as the occurrence of a significant event, a significant change in the environment in which the business operates or if the expected future undiscounted cash flows become less than the carrying amount of the asset. We believe that no impairment of long-lived assets existed as of December 31, 2002 and 2003.

Other Assets

      Included in other assets are the costs of noncompetition agreements, which are deferred and amortized on a straight-line basis according to the terms of the agreements over 5 to 10 years. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, goodwill amortization ceased on December 31, 2001. We continually evaluate whether events and circumstances have occurred that indicate that the value of goodwill has been impaired. In accordance with SFAS No. 142, goodwill is evaluated for possible impairment on an annual basis, based on a two-step process. The first step is to compare the fair value of the reporting unit to its carrying amount to determine if there is potential impairment. If the fair value of the reporting unit is less than its carrying value, the second step would be to record an impairment loss to the extent of that difference. The Company determines fair value using factors based on revenue and operating margins. As of December 31, 2003, there has been no impairment of goodwill.

Income Taxes

      We follow SFAS No. 109, “Accounting for Income Taxes”. Under SFAS No. 109, deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been included in the financial statements or tax returns. The amount of deferred tax asset or liability is based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

Stock-Based Compensation

      Effective January 1, 1996, we adopted the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” We have elected to continue to account for employee stock options at intrinsic value, in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” with disclosure of the effects of fair value accounting on net income and earnings per share on a pro forma basis for the years ended December 31, 2001, 2002 and 2003.

Recent Accounting Pronouncements

      In November 2002, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”(“FIN 45”). FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and quarterly financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN 45 does not prescribe a specific approach for subsequently measuring the guarantor’s recognized liability over the term of the related guarantee. This Interpretation also incorporates, without change, the guidance in FASB Interpretation No. 34, “Disclosure of Indirect Guarantees of Indebtedness of Others”, which is being superseded. We have adopted the disclosure provisions of this pronouncement as of December 31, 2002. The adoption of the financial provisions of this pronouncement on January 1, 2003 did not have a material effect on the results of the Company.

      In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation” (“SFAS 148”), to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The amended disclosure provisions are effective for fiscal years ending after December 15, 2002 and we have adopted the amended disclosure provisions at December 31, 2002. We have not decided whether or not we will voluntarily change to the fair value based method of accounting for stock-based employee compensation at this time.

      In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). This interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” addresses consolidation by business enterprises of variable interest entities that possess certain characteristics. FIN 46 requires that if a business enterprise has a controlling financial interest in a variable interest entity, the assets, liabilities, and results of the activities of the variable interest entity must be included in the consolidated financial statements with those of the business enterprise. FIN 46, as revised in December 2003, must be applied at the end of periods ending after March 15, 2004, and is effective immediately for all new variable interest entities created or acquired after January 31, 2003. Our management does not believe that the adoption of the revised FIN 46 will have a material impact on our results of operations or financial position, as at this time we are not a party to any variable interest entities. We will apply the consolidation requirement of FIN 46 in future periods if we should own any interest in any variable interest entity.

      In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”, which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 except for the provisions that were cleared by the FASB in prior pronouncements. The adoption of SFAS No. 149 did not have a material effect on our results.

      In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”. SFAS No. 150 requires the classification of certain financial instruments, previously classified within the equity section of the balance sheet, to be included in liabilities. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and at the beginning of the first interim period beginning after June 15, 2003 for all other financial instruments. The adoption of SFAS No. 150 on July 1, 2003 did not have a material effect on our results.

Forward-Looking Statements and Risk Factors

      This Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Our actual results could differ materially from those set forth in the forward-looking statements. Certain factors that could affect capital expenditures, our requirements for capital, the costs associated with anticipated acquisitions and our results of operations include general economic conditions, the availability of laboratories for purchase, our ability to acquire and successfully operate additional laboratories, governmental regulation of health care, trends in the dental industry towards managed care, other factors affecting patient visits to our clients, increases in labor, benefits and materials costs and other risks indicated from time to time in filings with the Securities and Exchange Commission.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

      Our market risk exposure includes potential price volatility of commodities we use in our manufacturing processes. We purchase dental alloys that contain gold, palladium and other precious metals. We have not participated in hedging transactions. We have relied on pricing practices that attempt to pass increased costs on to the customer, in conjunction with materials substitution strategies.

Item 8.	Financial Statements and Supplementary Data

Quarterly Results

      The following table sets forth certain selected financial information for our eight most recent fiscal quarters. In our opinion, this unaudited information has been prepared on the same basis as the audited financial information and includes all adjustments (consisting of only normal, recurring adjustments) necessary to present this information fairly when reviewed in conjunction with our Consolidated Financial Statements and notes thereto contained herein.

	Three Months Ended

	March 31,	June 30,	Sept. 30,	Dec. 31,	March 31,	June 30,	Sept. 30,	Dec. 31,
	2002	2002	2002	2002	2003	2003	2003	2003

	(Dollars in thousands except per share data)
Net sales	$23,414	$25,197	$23,364	$23,209	$23,965	$25,182	$24,357	$25,769
Gross profit	$9,784	$10,735	$9,310	$9,160	$9,555	$10,305	$9,569	$10,310
Gross margin	41.8%	42.6%	39.8%	39.5%	39.9%	40.9%	39.3%	40.0%
Operating income	$2,633	$3,198	$2,165	$1,660	$2,211	$2,778	$1,989	$2,660
Operating margin	11.2%	12.7%	9.3%	7.2%	9.2%	11.0%	8.2%	10.3%
Net income	$1,569	$1,871	$1,302	$1,139	$1,332	$1,650	$1,277	$1,498
Net income per diluted share	$0.44	$0.52	$0.37	$0.33	$0.39	$0.48	$0.37	$0.42

      Our results of operations have historically fluctuated on a quarterly basis and are expected to be subject to quarterly fluctuations in the future. As a result, we believe that the results of operations for the interim periods are not necessarily indicative of the results to be expected for any future period or for a full year. Quarterly results are subject to fluctuations resulting from a number of factors, including the number of working days in the quarter for both dentists and our employees, the number of paid vacation days and holidays in the period and general economic conditions. Historically, the second quarter has generated the highest quarterly net sales for the year and has been the most profitable for us due to the greater number of working days in the quarter and more patients scheduling visits with their dentists before departing for summer vacation.

Location of Financial Statements

      The consolidated financial statements furnished in connection with this Report are attached immediately following Part IV.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      Effective as of July 31, 2002, our Board of Directors, upon recommendation of its Audit Committee, engaged PricewaterhouseCoopers LLP (“PwC”) as our auditors, to replace Arthur Andersen LLP, which was ceasing operations.

      During the two most recent fiscal years immediately preceding our engagement of PwC and the interim period through July 31, 2002, neither we, nor anyone on our behalf consulted with PwC regarding any of the matters or reportable events listed in Items 304(a)(2)(i) and (ii) of Regulation S-K.

Item 9A.	Controls and Procedures

      (a) Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of December 31, 2003. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our CEO and CFO concluded that, as of December 31, 2003, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our CEO and CFO by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

      (b) Changes in Internal Controls. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) occurred during the fiscal quarter ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10.	Directors and Executive Officers of the Registrant

      (a) Directors. The information with respect to directors required by this item is incorporated herein by reference from our Proxy Statement dated March 12, 2004 for the Special Meeting in Lieu of Annual Meeting of Shareholders to be held on April 13, 2004 (the “2004 Proxy Statement”).

      (b) Executive Officers. The information with respect to executive officers required by this item is incorporated herein by reference from the 2004 Proxy Statement.

Item 11.	Executive Compensation

      The information required by this item is incorporated herein by reference from the 2004 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

      The information required by this item is incorporated herein by reference from the 2004 Proxy Statement.

Item 13.	Certain Relationships and Related Transactions

      The information required by this item is incorporated herein by reference from the 2004 Proxy Statement.

Item 14.	Principal Accountant Fees and Services

      The response to this item is contained in our 2004 Proxy Statement under the caption “Independent Auditors Fees and Other Matters,” and is incorporated herein by reference.

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

      (b) Reports on Form 8-K.

      On October 23, 2003, the Company furnished a Current Report on Form 8-K under Item 9, pursuant to Item 12 containing a press release announcing the Company’s financial results for the fiscal quarter ended September 30, 2003.

      (c) Exhibits.

The exhibits listed in the Exhibit Index immediately preceding the exhibits are filed as part of this Annual Report on Form 10-K.

NATIONAL DENTEX CORPORATION

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

Page

Financial Statements:
The consolidated financial statements of National Dentex Corporation included herein are as listed below:
Report of Independent Auditors — PricewaterhouseCoopers LLP, February 6, 2004	F-2
Report of Independent Public Accountants — Arthur Andersen LLP, February 8, 2002	F-3
Consolidated Balance Sheets as of December 31, 2002 and 2003	F-4
Consolidated Statements of Income for each of the three years in the period ended December 31, 2003	F-5
Consolidated Statements of Stockholders’ Equity for each of the three years in the period ended December 31, 2003	F-6
Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2003	F-7
Notes to Consolidated Financial Statements	F-8
Schedule:
Valuation and Qualifying Accounts	Schedule II

      All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are not material and therefore have been omitted.

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and

Stockholders of National Dentex Corporation:

      In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of National Dentex Corporation and its subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule for each of the two years in the period ended December 31, 2003 listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion. The consolidated financial statements of the Company listed in the accompanying index for the year ended December 31, 2001 were audited by other independent accountants who have ceased operations. Those independent accountants expressed an unqualified opinion on those consolidated financial statements in their report dated February 8, 2002. In addition, the financial statement schedule listed in the accompanying index for the year ended December 31, 2001 was audited by other independent accountants who have ceased operations. Those independent accountants expressed an unqualified opinion on that financial statement schedule in their report dated February 8, 2002.

      As disclosed in Note 4, the Company changed the manner in which it accounts for goodwill and other intangible assets upon adoption of the accounting guidance of Statement of Financial Accounting Standards No. 142 effective on January 1, 2002.

      As discussed above, the consolidated financial statements of the Company for the year ended December 31, 2001 were audited by other independent accountants who have ceased operations. As described in Note 4, these financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”, which was adopted by the Company as of January 1, 2002. We audited the transitional disclosures for 2001 in Note 4. In our opinion, the transitional disclosures for 2001 in Note 4 are appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2001 financial statements of the Company other than with respect to such disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2001 financial statements taken as a whole.

PricewaterhouseCoopers LLP

Boston, Massachusetts

February 6, 2004

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

ARTHUR ANDERSEN LLP

Boston, Massachusetts

February 8, 2002

NATIONAL DENTEX CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2002	2003

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5,808,435	$1,835,471
Accounts receivable:
Trade, less allowance of $307,000 in 2002 and $313,000 in 2003	10,041,989	11,497,927
Other	442,154	416,093
Inventories of raw materials	5,558,316	5,996,483
Prepaid expenses	2,178,002	1,702,632
Deferred tax asset, current	270,829	481,539

Total current assets	24,299,725	21,930,145

PROPERTY, PLANT AND EQUIPMENT:
Land and buildings	4,585,731	4,620,571
Leasehold and building improvements	5,969,018	6,953,659
Laboratory equipment	10,192,772	11,328,266
Furniture and fixtures	3,392,192	4,617,170

	24,139,713	27,519,666
Less — Accumulated depreciation and amortization	12,613,976	14,169,829

Net property, plant and equipment	11,525,737	13,349,837

OTHER ASSETS, net:
Goodwill	24,123,203	30,443,508
Non-competition agreements	2,640,657	2,838,676
Deferred tax asset, non-current	186,895	—
Other assets	3,040,654	3,670,427

Total other assets	29,991,409	36,952,611

Total assets	$65,816,871	$72,232,593

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,961,915	$1,778,288
Accrued liabilities:
Payroll and employee benefits	4,285,269	5,106,325
Current portion of deferred purchase price	2,325,932	2,391,951
Other accrued expenses	227,922	401,252

Total current liabilities	8,801,038	9,677,816

LONG-TERM LIABILITIES:
Payroll and employee benefits	1,525,903	1,981,751
Deferred purchase price	1,543,959	304,162
Deferred tax liability, non-current	—_	128,603

Total long-term liabilities	3,069,862	2,414,516

COMMITMENTS AND CONTINGENCIES (Note 8)
STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value Authorized — 500,000 shares None issued and outstanding	—	—
Common stock, $.01 par value Authorized — 8,000,000 shares Issued — 3,665,209 shares at December 31, 2002 and 3,691,022 shares at December 31, 2003
Outstanding — 3,403,009 shares at December 31, 2002 and 3,431,417 shares at December 31, 2003	36,652	36,911
Paid-in capital	16,643,963	17,034,343
Retained earnings	42,430,900	48,187,945
Treasury stock at cost — 262,200 shares at December 31, 2002 and 259,605 shares at December 31, 2003	(5,165,544)	(5,118,938)

Total stockholders’ equity	53,945,971	60,140,261

Total liabilities and stockholders’ equity	$65,816,871	$72,232,593

The accompanying notes are an integral part of these consolidated financial statements.

NATIONAL DENTEX CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended

	December 31,	December 31,	December 31,
	2001	2002	2003

Net sales	$85,725,076	$95,184,567	$99,273,550
Cost of goods sold	50,278,363	56,195,536	59,533,766

Gross profit	35,446,713	38,989,031	39,739,784
Selling, general and administrative expenses	25,631,096	29,332,366	30,101,751

Operating income	9,815,617	9,656,665	9,638,033
Other expense	128,061	210,541	295,606
Interest income	229,497	79,610	20,558

Income before provision for income taxes	9,917,053	9,525,734	9,362,985
Provision for income taxes	3,939,325	3,644,087	3,605,940

Net income	$5,977,728	$5,881,647	$5,757,045

Net income per share — basic	$1.72	$1.70	$1.68

Net income per share — diluted	$1.68	$1.66	$1.66

Weighted average shares outstanding — basic	3,479,056	3,457,766	3,420,439

Weighted average shares outstanding — diluted	3,562,413	3,552,918	3,477,348

The accompanying notes are an integral part of these consolidated financial statements.

NATIONAL DENTEX CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock

	Number of	$.01 Par	Paid-in	Retained	Treasury
	Shares	Value	Capital	Earnings	Stock	Total

BALANCE, December 31, 2000	3,580,874	$35,809	$15,297,934	$30,571,525	$(308,869)	$45,596,399
Issuance of 25,826 shares of common stock under the stock option plans	25,826	259	419,363	—	—	419,622
Issuance of 15,823 shares of common stock under the employee stock purchase program	15,823	158	201,142	—	—	201,300
Issuance of 3,140 shares of common stock as director’s fees	3,140	31	64,009	—	—	64,040
Net income	—	—	—	5,977,728	—	5,977,728
Repurchase of 161,600 shares of common stock under the stock repurchase program	—	—	—	—	(3,232,000)	(3,232,000)

BALANCE, December 31, 2001	3,625,663	36,257	15,982,448	36,549,253	(3,540,869)	49,027,089
Issuance of 24,380 shares of common stock under the stock option plans	24,380	243	357,165	—	—	357,408
Issuance of 12,706 shares of common stock under the employee stock purchase program	12,706	127	240,291	—	—	240,418
Issuance of 2,460 shares of common stock as director’s fees	2,460	25	64,059	—	—	64,084
Net income	—	—	—	5,881,647	—	5,881,647
Repurchase of 83,400 shares of common stock under the stock repurchase programs	—	—	—	—	(1,624,675)	(1,624,675)

BALANCE, December 31, 2002	3,665,209	36,652	16,643,963	42,430,900	(5,165,544)	53,945,971
Issuance of 9,460 shares of common stock under the stock option plans	9,460	95	128,483	—	—	128,578
Issuance of 16,353 shares of common stock under the employee stock purchase program	16,353	164	260,496	—	—	260,660
Net income	—	—	—	5,757,045	—	5,757,045
Issuance of 2,595 shares of treasury stock as director’s fees	—	—	1,401	—	46,606	48,007

BALANCE, December 31, 2003	3,691,022	$36,911	$17,034,343	$48,187,945	$(5,118,938)	$60,140,261

The accompanying notes are an integral part of these consolidated financial statements.

NATIONAL DENTEX CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended

	December 31,	December 31,	December 31,
	2001	2002	2003

Cash flows from operating activities:
Net income	$5,977,728	$5,881,647	$5,757,045
Adjustments to reconcile net income to net cash provided by operating activities, net of effects of acquisitions:
Depreciation and amortization	2,922,091	2,106,922	2,383,260
Provision (benefit) for deferred income taxes	10,175	274,172	(118,867)
Issuance of common stock as director’s fees	64,040	64,084	48,007
Provision for bad debts	72,310	46,978	152,097
Changes in operating assets and liabilities, net of effects of acquisitions:
Decrease (increase) in accounts receivable	28,743	(5,513)	(332,991)
Increase in inventories	(236,418)	(220,027)	(103,962)
(Increase) decrease in prepaid expenses	(510,672)	(358,770)	478,938
Increase in other assets	(677,119)	(327,895)	(698,764)
Decrease in accounts payable and accrued liabilities	(215,512)	(152,421)	(414,018)

Net cash provided by operating activities	7,435,366	7,309,177	7,150,745

Cash flows from investing activities:
Payment for acquisitions, net of cash acquired	(7,532,377)	(2,836,985)	(7,306,153)
Payment of deferred purchase price	(1,573,660)	(1,859,249)	(1,491,619)
Additions to property, plant and equipment, net	(1,640,831)	(2,155,685)	(2,715,175)

Net cash used in investing activities	(10,746,868)	(6,851,919)	(11,512,947)

Cash flows from financing activities:
Net proceeds from issuance of common stock	620,922	597,826	389,238
Payments for repurchases of common stock	(3,232,000)	(1,624,675)	—

Net cash (used in) provided by financing activities	(2,611,078)	(1,026,849)	389,238

Net decrease in cash and cash equivalents	(5,922,580)	(569,591)	(3,972,964)
Cash and cash equivalents at beginning of period	12,300,606	6,378,026	5,808,435

Cash and cash equivalents at end of period	$6,378,026	$5,808,435	$1,835,471

Supplemental disclosures of cash flow information:
Interest paid	$11,900	$11,375	$11,184

Income taxes paid	$3,848,969	$4,172,637	$2,718,140

Supplemental schedule of non-cash investing and financing activities:
The Company purchased the operations of certain dental laboratories in 2001, 2002 and 2003.
In connection with these acquisitions, liabilities were assumed as follows:
Fair value of assets acquired	$12,889,000	$4,039,000	$10,477,000
Cash paid	(7,838,000)	(3,212,000)	(8,255,000)
Deferred purchase price at date of acquisition	(4,183,000)	(245,000)	(375,000)

Liabilities assumed	$868,000	$582,000	$1,847,000

The accompanying notes are an integral part of these consolidated financial statements.

NATIONAL DENTEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003

(1) Organization

      National Dentex Corporation (the “Company”) owned and operated 38 full-service dental laboratories and two branch laboratories in 29 states throughout the United States as of December 31, 2003. Working from dentists’ work orders, the Company’s dental laboratories custom design and fabricate dentures, crowns and fixed bridges, and other dental prosthetic appliances.

(2) Summary of Significant Accounting Policies

Principles of Consolidation

      The consolidated financial statements include all operations of the Company. Acquisitions are reflected from the date acquired by the Company (see Note 3) to December 31, 2003. All significant intercompany balances and transactions have been eliminated in consolidation.

Revenue Recognition

      Revenue is recognized as the dentists’ orders are shipped. Shipping and handling fees charged to customers are recognized upon shipment. Shipping and handling costs totaling approximately $7,091,000, $7,690,000 and $8,354,000 for the years ended December 31, 2001, 2002 and 2003, respectively, are included in selling, general and administrative expense.

Advertising and Promotional Costs

      Advertising, promotional and marketing costs are charged to earnings in the period in which they are incurred, in accordance with AICPA Statement of Position (SOP) 93-7, “Reporting on Advertising Costs.” These costs were approximately $748,000, $1,480,000 and $1,116,000 for the years ended December 31, 2001, 2002 and 2003, respectively.

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

NATIONAL DENTEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Gains and losses are recognized upon the disposal of property and equipment, and the related accumulated depreciation and amortization are removed from the accounts. Maintenance, repairs and betterments that do not enhance the value of or increase the life of the assets are charged to operations as incurred.

      Depreciation expense totaled approximately $1,264,000, $1,436,000 and $1,630,000 for the years ended December 31, 2001, 2002 and 2003, respectively.

Impairment of Long-Lived Assets

      At each balance sheet date, management evaluates the recoverability of the long-lived assets, including property and equipment and intangible assets, using certain financial indicators, such as historical and future ability to generate income from operations. The Company’s policy is to record an impairment loss in the period when it is determined that the carrying amount of the asset may not be recoverable. The determination is based on an evaluation of such factors as the occurrence of a significant event, a significant change in the environment in which the business operates or if the expected future undiscounted cash flows become less than the carrying amount of the asset. The Company believes that no impairment of long-lived assets existed as of December 31, 2002 and 2003.

Other Assets

      Included in other assets are the costs of noncompetition agreements, which are deferred and amortized on a straight-line basis according to the terms of the agreements over 5 to 10 years. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, goodwill amortization ceased on December 31, 2001. The Company continually evaluates whether events and circumstances have occurred that indicate that the value of goodwill has been impaired. In accordance with SFAS No. 142, goodwill is evaluated for possible impairment on an annual basis, based on a two-step process. The first step is to compare the fair value of the reporting unit to its carrying amount to determine if there is potential impairment. If the fair value of the reporting unit is less than its carrying value, the second step would be to record an impairment loss to the extent of that difference. As of December 31, 2003, there has been no impairment of goodwill.

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

NATIONAL DENTEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Earnings Per Share

      In accordance with the disclosure requirements of SFAS No. 128, “Earnings per Share,” basic earnings per share is computed by dividing net income by the weighted average number of shares outstanding and diluted earnings per share reflects the dilutive effect of stock options. The weighted average number of shares outstanding, the dilutive effects of outstanding stock options and warrants, and the shares under option plans that were antidilutive for the years ended December 31, 2001, 2002 and 2003 are as follows:

	Years Ended December 31,

	2001	2002	2003

Weighted average number of shares used in basic earnings per share calculation	3,479,056	3,457,766	3,420,439
Incremental shares under option plans	83,357	95,152	56,909

Weighed average number of shares used in diluted earnings per share calculation	3,562,413	3,552,918	3,477,348

Shares under option plans excluded in computation of diluted earnings per share due to antidilutive effects	10,300	116,950	168,510

Stock-Based Compensation

      Effective January 1, 1996, the Company adopted the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” The Company has elected to continue to account for employee stock options at intrinsic value, in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” with disclosure of the effects of fair value accounting on net income and earnings per share on a pro forma basis for the years ended December 31, 2001, 2002 and 2003. Had compensation costs for the Company’s 1992 Long-Term Incentive Plan (the “LTIP”), 2001 Stock Plan and 1992 Employees’ Stock Purchase Plan the (“Stock Purchase Plan”) been determined consistent with SFAS No. 123, the Company’s net income and earnings per share would have been reduced to the following pro forma amounts:

	Years Ended December 31,

	2001	2002	2003

Stock-based employee compensation expense, as reported	$—	$—	$—

Net income, as reported:	$5,977,728	$5,881,647	$5,757,045
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	566,194	681,078	326,749

Pro forma net income	$5,411,534	$5,200,569	$5,430,296

Earnings per share:
As reported, basic	$1.72	$1.70	$1.68
Pro forma, basic	1.56	1.50	1.59
As reported, diluted	1.68	1.66	1.66
Pro forma, diluted	1.53	1.47	1.57

NATIONAL DENTEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In calculating the pro forma information set forth above, the fair value of each option grant under the LTIP, the 2001 Stock Plan and the Stock Purchase Plan is estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2001, 2002 and 2003, respectively.

Risk-Free
Year Ended	Interest Rate	Expected Life	Expected Volatility	Expected Dividends

December 31, 2003	1.04% to 2.07%	1-3 Years	28.03% to 28.28%	None
December 31, 2002	0.43% to 2.04%	1-3 Years	28.30% to 28.64%	None
December 31, 2001	0.48% to 3.68%	1-3 Years	28.61% to 29.65%	None

Treasury Stock Purchases

      The Company has implemented a stock repurchase program as approved by the Company’s Board of Directors. The program authorizes the purchase of up to 400,000 shares of common stock in open market or privately negotiated transactions, subject to market conditions. For the years ended December 31, 2001 and 2002, the Company repurchased 161,600 shares and 83,400 shares respectively, which have been classified as treasury stock on the accompanying consolidated balance sheet. In 2003 there were no common stock repurchases; however the Company issued 2,595 shares from treasury stock in payment of directors’ fees.

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

Comprehensive Income

      SFAS No. 130, “Reporting Comprehensive Income,” requires disclosure of all components of comprehensive income on an annual and interim basis. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The Company’s comprehensive income is equal to its net income for all periods presented.

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

NATIONAL DENTEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

decisions how to allocate resources and assess performance. To date, the Company has viewed its operations and manages its business as one operating segment.

Recent Accounting Pronouncements

      In November 2002, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and quarterly financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN 45 does not prescribe a specific approach for subsequently measuring the guarantors’ recognized liability over the term of the related guarantee. This Interpretation also incorporates, without change, the guidance in FASB Interpretation No. 34, “Disclosure of Indirect Guarantees of Indebtedness of Others”, which is being superseded. The Company has adopted the disclosure provisions of this pronouncement as of December 31, 2002. The adoption of the financial provisions of this pronouncement on January 1, 2003 did not have a material effect on the results of the Company.

      In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation” (“SFAS 148”), to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The amended disclosure provisions are effective for fiscal years ending after December 15, 2002 and the Company has adopted the amended disclosure provisions at December 31, 2002. The Company has not decided whether or not it will voluntarily change to the fair value based method of accounting for stock-based employee compensation at this time.

      In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). This interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” addresses consolidation by business enterprises of variable interest entities that possess certain characteristics. FIN 46 requires that if a business enterprise has a controlling financial interest in a variable interest entity, the assets, liabilities, and results of the activities of the variable interest entity must be included in the consolidated financial statements with those of the business enterprise. FIN 46, as revised in December 2003, must be applied at the end of periods ending after March 15, 2004, and is effective immediately for all new variable interest entities created or acquired after January 31, 2003. Management does not believe that the adoption of the revised FIN 46 will have a material impact on the Company’s results of operations or financial position, as at this time the Company is not a party to any variable interest entities. The Company will apply the consolidation requirement of FIN 46 in future periods if the Company should own any interest in any variable interest entity.

      In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”, which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 except for the provisions that were cleared by the FASB in prior pronouncements. The adoption of SFAS No. 149 did not have a material effect on the results of the Company.

      In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”. SFAS No. 150 requires the classification of certain financial instruments, previously classified within the equity section of the balance sheet, to be included in liabilities. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and at the

NATIONAL DENTEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

beginning of the first interim period beginning after June 15, 2003 for all other financial instruments. The adoption of SFAS No. 150 on July 1, 2003 did not have a material effect on the results of the Company.

(3) Acquisitions

      The Company’s acquisition strategy is to consolidate within the dental laboratory industry and use its financial and operational synergies to create a competitive advantage. Certain factors, such as the laboratory’s technical skills, reputation in the local marketplace and value as a going concern result in the recognition of goodwill.

      During 2002, the Company acquired the following dental laboratory operations:

Fox Dental Company	April 2002
Valencia Dental	July 2002
E&S Dental Laboratory	August 2002

      During 2003, the Company acquired the following dental laboratory operations:

Nobilium of Texas	March 2003
Accurate Dental Laboratory	April 2003
Jackson Dental Laboratory	April 2003
Salem Dental Laboratory	July 2003
Top Quality Partials	September 2003
Midtown Dental Laboratory	October 2003
Thoele Dental	November 2003

      These acquisitions have been reflected in the accompanying consolidated financial statements from the dates of acquisition, and have been accounted for as purchases in accordance with SFAS No. 141, “Business Combinations.” The total purchase price has been allocated to the acquired assets and liabilities based on preliminary estimates of their related fair values, which are subject to revision. The total purchase price was allocated as follows as of December 31, 2002 and 2003:

	2002	2003

Total Purchase Price	$3,457,000	$8,630,000
Less Fair Market Values Assigned to Assets and Liabilities:
Cash	375,000	949,000
Accounts receivable	452,000	1,249,000
Inventories	118,000	739,000
Property, plant and equipment	483,000	995,000
Non-compete agreements	310,000	334,000
Other assets	27,000	31,000
Accounts payable	(257,000)	(329,000)
Accrued liabilities and other	(325,000)	(1,518,000)

Goodwill	$2,274,000	$6,180,000

      Acquired goodwill of approximately $836,000 and $295,000 for acquisitions completed in 2002 and 2003, respectively, are tax deductible over a fifteen-year period, as allowed under Internal Revenue Service Code Section 197.

NATIONAL DENTEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In connection with these acquisitions, the Company has incurred certain deferred purchase costs relating to non-compete agreements with certain individuals, ranging over periods of 5 to 10 years, and other contingent payments provided for in the purchase agreements. The weighted-average amortization period for acquisitions completed in 2002 and 2003 was 5.9 years and 8.8 years, respectively. The Company’s contingent laboratory purchase price liabilities subject to acquisition agreements that are tied to earnings performance, as defined, over a three year period are approximately $2,830,000. As payments become determinable, they are recorded as goodwill.

      The following unaudited pro forma operating results of the Company assume the acquisitions had been made as of January 1, 2002. Such information includes adjustments to reflect additional depreciation, non-compete amortization and interest expense, and is not necessarily indicative of what the results of operations would actually have been or of the results of operations in future periods.

	Years Ended

	December 31,	December 31,
	2002	2003

Net sales	$108,544,000	$107,211,000
Net income	6,818,000	6,389,000
Net income per share:
Basic	$1.97	$1.87
Diluted	$1.92	$1.84

(4) Goodwill and Other Intangible Assets

      In July 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination, whether acquired individually or with a group of other assets, and the accounting and reporting for goodwill and other intangibles subsequent to their acquisition. These standards require that the purchase method of accounting be used for business combinations and eliminate the use of the pooling-of-interest method. Additionally, they require that goodwill and intangible assets with indefinite lives no longer be amortized. The Company was required to adopt SFAS No. 141 and SFAS No. 142 on a prospective basis as of July 1, 2001 and January 1, 2002, respectively. In accordance with the provisions of SFAS No. 142, the Company no longer amortizes goodwill. In order to permit the comparison of net income and earnings per

NATIONAL DENTEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

share in 2003 with that of prior years, the following table presents the impact of goodwill amortization on earnings and earnings per share:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2001	2002	2003

Net income applicable to common stock	$5,977,728	$5,881,647	$5,757,045
Add back: Goodwill amortization	910,641	—	—

Adjusted net income	$6,888,369	$5,881,647	$5,757,045

Computation of Basic Earnings per Share:
Reported basic earnings per share	$1.72	$1.70	$1.68
Add back: Goodwill amortization	.26	—	—

Adjusted basic earnings per share	$1.98	$1.70	$1.68

Computation of Diluted Earnings per Share:
Reported earnings per share	$1.68	$1.66	$1.66
Add back: Goodwill amortization	.26	—	—

Adjusted diluted earnings per share	$1.94	$1.66	$1.66

      SFAS No. 142 further requires that goodwill be subject to impairment tests at least annually. A two-step process is required to complete such testing with the first step being to identify any potential impairment. The Company was required to perform this first step effective for the quarters ended June 30, 2002 and 2003. The second step of the goodwill impairment test measures the amount of the impairment loss, if any. This measurement also had to be as of the beginning of the year of adoption. The Company has completed both steps of the impairment testing and has determined that no impairment exists at this time.

      The changes in the carrying amount of goodwill for the years ended December 31, 2002 and 2003 are as follows:

	Years Ended

	December 31,	December 31,
	2002	2003

Balance as of January 1	$21,645,000	$24,123,000
Goodwill acquired during the year	2,274,000	6,180,000
Adjustments related to contingent consideration	140,000	105,000
Adjustments related to the finalization of preliminary purchase estimates	64,000	36,000

Balance as of December 31	$24,123,000	$30,444,000

      The Company also enters into certain non-competition agreements, primarily related to the acquisition of dental laboratories. The amounts assigned to non-competition agreements are amortized on a straight-line basis over the term of the agreement.

	Years Ended

	December 31,	December 31,
	2002	2003

Non-competition agreements	$7,389,000	$8,349,000
Less: Accumulated amortization	(4,748,000)	(5,510,000)

Non-competition agreements, net	$2,641,000	$2,839,000

NATIONAL DENTEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Amortization expense associated with non-competition agreements totaled approximately $747,000, $656,000 and $761,000 for the years ended December 31, 2001, 2002 and 2003, respectively.

      Future amortization expense of non-competition agreements will be approximately:

2004	$724,000
2005	583,000
2006	438,000
2007	283,000
2008	198,000
Thereafter	613,000

$2,839,000

(5) Income Taxes

      The following is a summary of the provision for income taxes:

	Years Ended

	December 31,	December 31,	December 31,
	2001	2002	2003

Federal —
Current	$3,192,325	$2,703,114	$3,058,568
Deferred	8,649	233,046	(101,037)

	3,200,974	2,936,160	2,957,531

State —
Current	736,825	666,801	666,239
Deferred	1,526	41,126	(17,830)

	738,351	707,927	648,409

	$3,939,325	$3,644,087	$3,605,940

      Deferred income taxes are comprised of the following at December 31, 2002 and 2003:

	2002	2003

Deferred Tax Assets:
Non-compete agreements	$619,489	$743,186
Other liabilities	625,010	825,191
Vacation benefits	137,898	195,420
Inventory basis differences	29,377	39,312
Receivables basis differences	65,299	64,687
Other reserves	38,255	182,121

Total deferred tax assets	1,515,328	2,049,917

Deferred Tax Liabilities:
Depreciation and amortization differences	(1,057,604)	(1,696,981)

Total deferred tax liabilities	(1,057,604)	(1,696,981)

Net deferred tax asset	$457,724	$352,936

NATIONAL DENTEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      A reconciliation between the provision for income taxes computed at statutory rates and the amount reflected in the accompanying statements of income is as follows:

	Years Ended

	December 31,	December 31,	December 31,
	2001	2002	2003

Statutory federal income tax rate	34.0%	34.0%	34.0%
State income tax, net of federal income tax benefit	4.9	4.6%	4.6%
Other	0.8	(0.3)	(0.1)

Effective income tax rate	39.7%	38.3%	38.5%

(6) Lines of Credit

      The Company maintains a financing agreement (the “Agreement”) with Citizens Bank of Massachusetts (the “Bank”). The Agreement, as amended on December 31, 2001, includes revolving lines of credit of $4,000,000 and $8,000,000. The interest rate on both revolving lines of credit is the prime rate minus 0.5% or the London Interbank Offered Rate (“LIBOR”) plus 1.5%, at the Company’s option. Both revolving lines of credit mature on June 30, 2004. The full amounts under the lines of credit were available for use at December 31, 2002 and 2003. The Company is currently evaluating competitive proposals to both increase and extend its current credit facilities. The Company’s management expects to finalize new agreements in April 2004 and do not anticipate any difficulties in concluding new lending arrangements.

      A commitment fee of one-eighth of 1% is payable on the unused amount of both revolving lines of credit. As of December 31, 2003, the full principal amount was available to the Company under both revolving lines of credit. The Agreement requires compliance with certain covenants, including the maintenance of specified net worth and other financial ratios. As of December 31, 2003, the Company was in compliance with these covenants.

(7) Benefit Plans

      The Company has an employee savings plan (the “Plan”) under Internal Revenue Service (IRS) Code Section 401(k). The Plan allows contributions of up to 10% of a participant’s salary, a portion of which is matched in cash by the Company. The Company contributes this amount once a year, within 120 days after December 31, the Plan’s year-end. All employees are eligible to participate in the Plan after completing one year of service with the Company and the attainment of age 21. Participants become fully vested after six years of service or upon attaining age 65. The Company has incurred charges to operations of approximately $398,000, $573,000 and $586,000 to match contributions for the years ended December 31, 2001, 2002 and 2003, respectively.

      The Company has a cash incentive plan, the Laboratory Plan, for dental laboratory management and other designated key employees who could directly influence the financial performance of an individual dental laboratory. Eligibility is determined annually for each laboratory. Each participant is eligible to receive an amount based on the achievement of certain earnings levels by the participant’s laboratory, as defined. The Company has incurred charges to operations of approximately $2,725,000, $3,022,000 and $2,790,000 for the years ended December 31, 2001, 2002 and 2003, respectively, under the Laboratory Plan.

      The Company has an executive bonus plan (the “Executive Plan”) for key executives and management of the Company, and a management bonus plan (the “Managers Plan”) for laboratory group managers. Eligibility to participate in each plan is determined annually. Participants are eligible to receive a payroll bonus, based on a percentage of salary, dependent upon the achievement of earnings targets, as defined. The bonus is distributed within 90 days after year-end. The Company has incurred aggregate charges to operations

NATIONAL DENTEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of approximately $216,000, $317,000 and $304,000, for the years ended December 31, 2001, 2002 and 2003, respectively, with respect to these plans.

      The Company established a Supplemental Executive Retirement Plan (“SERP”) for certain key employees providing for annual benefits payable over a period of 10 years beginning at age 65 or date of retirement. Benefits will be funded by life insurance contracts purchased by the Company. The cost of these benefits is being charged to expense and accrued using a present value method over the expected terms of employment. These benefits vest to the participating employees over periods of up to ten years. The charges to expense for the years ended December 31, 2001, 2002 and 2003, were approximately $284,000, $389,000 and $479,000, respectively.

(8) Commitments and Contingencies

Operating Leases

      The Company is committed under various non-cancelable operating lease agreements covering its office space and dental laboratory facilities and certain equipment. Certain of these leases also require the Company to pay maintenance, repairs, insurance and related taxes. The total rental expense for the years ended December 31, 2001, 2002 and 2003 was approximately $2,278,000, $2,699,000 and $2,937,000, respectively. The approximate aggregate minimum lease commitments under these leases as of December 31, 2003 are as follows:

Year	Amount

2004	$2,842,000
2005	2,318,000
2006	1,621,000
2007	1,197,000
2008	830,000
Thereafter	2,178,000

$10,986,000

Legal Proceedings

      The Company is involved from time to time in litigation incidental to its business. Management believes that the outcome of current litigation will not have a material adverse effect upon the operations or financial condition of the Company and will not disrupt the normal operations of the Company.

      The Company, as sponsor of the National Dentex Corporation Dollars Plus Plan, (the “Plan”), a qualified plan under Section 401(a) of the Internal Revenue Code, is preparing to file a retroactive plan amendment under the Internal Revenue Service’s Voluntary Correction Program to clarify the definition of compensation in the Plan. Based on the Company’s consultation with its ERISA counsel, The Company believes this issue will be favorably resolved without requiring additional employer contributions or jeopardizing the tax-qualified status of the Plan.

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

NATIONAL DENTEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      The following summarizes the transactions of the Company’s LTIP for the years ended December 31, 2001, 2002 and 2003:

	2001		2002		2003

		Weighted Average		Weighted Average		Weighted Average
	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price

Outstanding at beginning of year	315,751	$16.33	388,743	$17.39	355,726	$17.67
Granted	104,500	20.25	9,100	24.73	—	—
Exercised	(25,826)	16.25	(24,380)	14.66	(9,460)	13.59
Canceled	(5,682)	16.46	(17,737)	19.36	(4,953)	16.15

Outstanding at end of year	388,743	$17.39	355,726	$17.67	341,313	$17.80

Exercisable at end of year	235,692	$16.99	254,976	$17.12	300,667	$17.39
Weighted average fair value of options granted	$3.69		$4.15		—

	Options Outstanding			Options Exercisable

	Number	Weighted Average	Weighted Average	Number	Weighted Average
	Outstanding	Remaining	Exercise Price	Exercisable	Exercise Price
Exercise Price Range	at 12/31/03	Contractual Life	Per Share	at 12/31/03	Per Share

$12.25 to $15.00 per share	79,533	4.8	$12.78	79,533	$12.78
$15.25 to $20.13 per share	91,370	4.1	17.02	91,370	17.02
$20.25 to $24.88 per share	170,410	6.0	20.57	129,764	20.47

	341,313	5.2	$17.80	300,667	$17.39

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

NATIONAL DENTEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following summarizes the transactions of the Company’s 2001 Stock Plan for the years ended December 31, 2001, 2002 and 2003:

	2001		2002		2003

		Weighted Average		Weighted Average		Weighted Average
	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price

Outstanding at beginning of year	116,750	$20.47	116,750	$20.47	222,100	$22.51
Granted	—	—	108,500	24.66	77,900	20.05
Exercised	—	—	—	—	—	—
Canceled	—	—	(3,150)	20.94	(1,700)	20.94

Outstanding at end of year	116,750	$20.47	222,100	$22.51	298,300	$21.88

Exercisable at end of year	—	$0.00	37,853	$20.46	110,756	$21.82
Weighted average fair value of options granted	$3.76		$4.13		$3.40

	Options Outstanding			Options Exercisable

	Number	Weighted Average	Weighted Average	Number	Weighted Average
	Outstanding	Remaining	Exercise Price	Exercisable	Exercise Price
Exercise Price Range	at 12/31/03	Contractual Life	Per Share	at 12/31/03	Per Share

$19.52 to $20.05 per share	139,400	8.3	$20.05	40,832	$20.05
$20.90 to $24.68 per share	158,900	7.8	23.48	69,924	22.86

	298,300	8.0	$21.88	110,756	$21.82

      Also, the Company has the 1992 Employees’ Stock Purchase Plan (the “Stock Purchase Plan”), as amended in April 2000, under which an aggregate of 200,000 shares of the Company’s common stock may be purchased, through a payroll deduction program, primarily at a price equal to 85% of the fair market value of the common stock on either April 1, 2003 or March 31, 2004, whichever is lower. The number of shares of common stock purchased through the Stock Purchase Plan for 2001, 2002 and 2003 were 15,823, 12,706 and 16,353, respectively.

(10) Subsequent Event

      On January 22, 2004, the Company purchased a building in Houston, Texas to replace its existing dental laboratory. The purchase price of the property was approximately $2,000,000. The Company financed the purchase using existing working capital and its current credit facility.

SCHEDULE II

NATIONAL DENTEX CORPORATION

VALUATION AND QUALIFYING ACCOUNTS

	Balance at	Charged to			Balance at
	Beginning	Costs and			End of
	of Period	Expenses	Write-offs	Deduction	Period

Allowance for Doubtful Accounts:
December 31, 2001	$274,014	$105,763	$72,310	—	$307,467
December 31, 2002	307,467	46,477	46,978	—	306,966
December 31, 2003	306,966	157,811	152,097	—	312,680

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL DENTEX CORPORATION

By:	/s/ DAVID L. BROWN

David L. Brown,
President & CEO

March 12, 2004

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ DAVID V. HARKINS

David V. Harkins,
Chairman of the Board And Director
March 12, 2004

/s/ JACK R. CROSBY

Jack R. Crosby,
Director
March 12, 2004

/s/ DANIEL A. GRADY

Daniel A. Grady,
Director
March 12, 2004

/s/ NORMAN F. STRATE

Norman F. Strate,
Director
March 12, 2004

/s/ DAVID L. BROWN

David L. Brown,
President, CEO, And Director
(Principal Executive Officer)
March 12, 2004

/s/ RICHARD F. BECKER, JR.

Richard F. Becker, Jr,
Vice President, Treasurer and
Chief Financial Officer
(Principal Financial Officer)
March 12, 2004

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

3.1(5)	Restated Articles of Organization of the Company, filed with Massachusetts Secretary of State on October 14, 1993.
3.2(5)	By-Laws of the Company, as amended on December 31, 1982 and May 26, 1992.
10.1(1)*	2001 Stock Plan, as amended on April 10, 2001.
10.2(2)*	2001 Amended and Restated Loan Agreement with Citizen’s Bank, dated December 31, 2001.
10.3(3)*	Change of Control Severance Agreement between the Company and David L. Brown, dated January 23, 2001.
10.4(3)*	Form of Change of Control Severance Agreements between the Company and each of Arthur Champagne, James F. Dodd III, Richard G. Mariacher, Donald E. Merz and Eloy V. Sepulveda dated January 23, 2001.
10.5(4)*	Employment Agreement between the Company and Donald E. Merz, dated November 1, 1983.
10.6(4)*	Employment Agreement between the Company and Eloy V. Sepulveda, dated June 15, 1983.
10.7†*	1992 Long-Term Incentive Plan, as amended.
10.8†*	Employment Agreement between the Company and Richard F. Becker, Jr., dated April 1, 1995.
10.9†*	Change of Control Severance Agreement between the Company and Richard F. Becker, Jr., dated April 1, 1995.
10.10†*	Employment Agreement between the Company and David L. Brown, dated April 1, 1995.
10.11(5)*	Salary Continuation Agreement, dated April 1, 1985, between the Company and William M. Mullahy.
10.12(5)*	Salary Continuation Agreement, dated April 1, 1985, between the Company and Donald E. Merz.
10.13(5)*	National Dentex Corporation Laboratory Incentive Compensation Plan.
10.14(5)*	National Dentex Corporation Corporate Executives Incentive Compensation Plan.
10.15(5)*	National Dentex Corporation Group Managers Incentive Compensation Plan.
10.16†*	National Dentex Corporation Dollars Plus Plan, as amended on January 3, 1986.
10.17(5)*	National Dentex Corporation Employees’ Stock Purchase Plan.
21	Subsidiaries of the Company
23	Consent of PricewaterhouseCoopers LLP.
31.1	Certification pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act as adopted pursuant to Section 302 of the Sarbanes-Oxley Act (Chief Executive Officer).
31.2	Certification pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act as adopted pursuant to Section 302 of the Sarbanes-Oxley Act (Chief Financial Officer).
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act (Chief Executive Officer).
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act (Chief Financial Officer).

      Unless otherwise noted, all exhibits are filed herewith.

(1)	Incorporated by reference from the Registration Statement on Form S-8 (File No. 333-66446) as filed with the Commission on August 1, 2001.

(2)	Incorporated by reference from the Form 10-K for the fiscal year ended December 31, 2001 (File No. 000-23092) as filed with the Commission on March 8, 2002.

(3)	Incorporated by reference from the Form 10-K for the fiscal year ended December 31, 2000 (File No. 000-23092) as filed with the Commission on March 13, 2001.

(4)	Incorporated by reference from the Form 10-K for the fiscal year ended December 31, 1999 (File No. 000-23092) as filed with the Commission on March 3, 2000.

(5)	Incorporated by reference from the Registration Statement on Form S-1 (File No. 33-70440) declared effective by the Securities and Exchange Commission on December 21, 1993.

*	These exhibits relate to a management contract or to a compensatory plan or arrangement.

†	These exhibits are re-filed herewith in accordance with Item 10(d) of Regulations S-K, having been previously filed with the Form 10-K for the fiscal year ended December 31, 1995.