Form 10-Q
period 2004-03-31
NATIONAL DENTEX CORP /MA/
filed 2004-05-10
CIK 913616

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the
Securities Exchange Act of 1934

For the Quarter Ended March 31, 2004

Commission file number 000-23092

NATIONAL DENTEX CORPORATION
(Exact name of registrant as specified in its charter)

MASSACHUSETTS	04-2762050
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or Organization)

526 Boston Post Road, Wayland, MA	01778
(Address of Principal Executive Offices)	(Zip Code)

(508) 358 - 4422
(Registrant’s Telephone No., including Area Code)

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

Yes    X               No

As of May 3, 2004, 3,459,041 shares of the registrant’s Common Stock, par value $.01 per share, were outstanding.

NATIONAL DENTEX CORPORATION   FORM 10-Q   QUARTER ENDED MARCH 31, 2004

TABLE OF CONTENTS

2
NATIONAL DENTEX CORPORATION CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS	December 31, 2003	March 31, 2004

		(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$1,835,471	$1,231,759
Accounts receivable:
Trade, less allowance of $313,000 in 2003 and $278,000 in 2004	11,497,927	12,989,871
Other	416,093	492,483
Inventories of raw materials	5,996,483	5,869,795
Prepaid expenses	1,702,632	2,017,543
Deferred tax asset, current	481,539	505,685

Total current assets	21,930,145	23,107,136

PROPERTY, PLANT AND EQUIPMENT:
Land and buildings	4,620,571	6,584,641
Leasehold and building improvements	6,953,659	6,985,619
Laboratory equipment	11,328,266	11,486,137

Furniture and fixtures	4,617,170	4,704,509

	27,519,666	29,760,906
Less — Accumulated depreciation and amortization	14,169,829	14,612,028

Net property, plant and equipment	13,349,837	15,148,878

OTHER ASSETS, net:
Goodwill	30,443,508	30,576,379
Non-competition agreements	2,838,676	2,645,095
Other assets	3,670,427	3,725,021

Total other assets	36,952,611	36,946,495

Total assets	$72,232,593	$75,202,509

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Revolving line of credit	$—	$869,244
Accounts payable	1,778,288	2,351,651
Accrued liabilities:
Payroll and employee benefits	5,106,325	4,219,476
Current portion of deferred purchase price	2,391,951	1,750,242
Other accrued expenses	401,252	1,464,849

Total current liabilities	9,677,816	10,655,462

LONG-TERM LIABILITIES:
Payroll and employee benefits	1,981,751	2,106,265
Deferred purchase price	304,162	296,035

Deferred tax liability, non-current	128,603	153,907

Total long-term liabilities	2,414,516	2,556,207

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value
Authorized — 500,000 shares
None issued and outstanding	—	—
Common stock, $.01 par value
Authorized — 8,000,000 shares
Issued — 3,691,022 shares at December 31, 2003 and
3,700,189 shares at March 31, 2004
Outstanding — 3,431,417 shares at December 31, 2003 and
3,440,584 shares at March 31, 2004	36,911	37,002
Paid-in capital	17,034,343	17,179,810
Retained earnings	48,187,945	49,892,966
Treasury stock at cost— 259,605 shares at December 31, 2003 and
March 31, 2004	(5,118,938)	(5,118,938)

Total stockholders’ equity	60,140,261	61,990,840

Total liabilities and stockholders’ equity	$72,232,593	$75,202,509

The accompanying notes are an integral part of these condensed consolidated financial statements. 3
NATIONAL DENTEX CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended

	March 31, 2003	March 31, 2004

Net sales	$23,965,295	$27,928,190

Cost of goods sold	14,409,816	16,330,301

Gross profit	9,555,479	11,597,889

Selling, general and administrative expenses	7,344,445	8,678,675

Operating income	2,211,034	2,919,214

Other expense	52,792	66,578

Interest (income) expense	(8,628)	10,935

Income before provision for income taxes	2,166,870	2,841,701

Provision for income taxes	835,248	1,136,680

Net income	$1,331,622	$1,705,021

Net income per share – basic	$.39	$.50

Net income per share – diluted	$.39	$.48

Weighted average shares outstanding –basic	3,403,027	3,434,595

Weighted average shares outstanding –diluted	3,445,828	3,587,066

The accompanying notes are an integral part of these condensed consolidated financial statements. 4
NATIONAL DENTEX CORPORATION CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

	Common Stock			Retained Earnings	Treasury Stock	Total

	Number of Shares	$.01 Par Value	Paid-in Capital
BALANCE, December 31, 2003	3,691,022	$36,911	$17,034,343	$48,187,945	$(5,118,938)	$60,140,261

Issuance of 9,167 shares of common
stock under the stock option plans	9,167	91	145,467	—	—	145,558

Net income	—	—	—	1,705,021	—	1,705,021

BALANCE, March 31, 2004	3,700,189	$37,002	$17,179,810	$49,892,966	$(5,118,938)	$61,990,840

The accompanying notes are an integral part of these condensed consolidated financial statements. 5
NATIONAL DENTEX CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the Three Months Ended

	March 31, 2003	March 31, 2004
Cash flows from operating activities:
Net income	$1,331,622	$1,705,021
Adjustments to reconcile net income to net cash (used in)
provided by operating activities, net of
effects of acquisitions:
Depreciation and amortization	544,818	645,682
(Benefit) provision for deferred income taxes	(3,077)	1,158
Provision for bad debts	23,360	1,818
Changes in operating assets and liabilities, net of effects
of acquisitions:
Increase in accounts receivable	(535,160)	(1,570,152)
(Increase) decrease in inventories	(34,597)	126,688
Increase in prepaid expenses	(317,144)	(314,911)
Decrease (increase) in other assets	11,533	(191,115)
(Decrease) increase in accounts payable and accrued
liabilities	(1,079,321)	911,140

Net cash (used in) provided by operating activities	(57,966)	1,315,329

Cash flows from investing activities:
Payment for acquisitions, net of cash acquired	(482,414)	—
Payment of deferred purchase price	(466,798)	(686,352)
Additions to property, plant and equipment, net	(669,224)	(2,247,491)

Net cash used in investing activities	(1,618,436)	(2,933,843)

Cash flows from financing activities:
Net borrowings from line of credit	—	869,244
Issuance of common stock	1,729	145,558

Net cash provided by financing activities	1,729	1,014,802

Net decrease in cash and cash equivalents	(1,674,673)	(603,712)

Cash and cash equivalents at beginning of period	5,808,435	1,835,471

Cash and cash equivalents at end of period	$4,133,762	$1,231,759

Supplemental disclosures of cash flow information:
Interest paid	$2,519	$11,296

Income taxes paid	$32,327	$32,769

The accompanying notes are an integral part of these condensed consolidated financial statements. 6

NATIONAL DENTEX CORPORATION

Notes to Condensed Consolidated Financial Statements

March 31, 2004

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted as allowed by Form 10-Q. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s condensed consolidated financial statements for the year ended December 31, 2003 as filed with the Securities and Exchange Commission on Form 10-K.

(2) Earnings Per Share

       In accordance with the disclosure requirements of Statement of Financial Accounting Standard (“SFAS”) No. 128, “Earnings per Share,” basic earnings per share is computed by dividing net income by the weighted average number of shares outstanding and diluted earnings per share reflects the dilutive effect of stock options. The weighted average number of shares outstanding, the dilutive effects of outstanding stock options, and the shares under option plans that were anti-dilutive for the three months ended March 31, 2003 and 2004 are as follows:

	Three Months Ended March 31,

	2003	2004
Weighted average number of shares used in basic earnings
per share calculation	3,403,027	3,434,595
Incremental shares under option plans	42,801	152,471

Weighed average number of shares used in diluted earnings per
share calculation	3,445,828	3,587,066

Shares under option plans excluded in computation of diluted
earnings per share due to anti-dilutive effects	505,173	None

The following table summarizes options that were outstanding but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares:

	Three Months Ended March 31,

	2003	2004
Number of Options for Common Shares	505,173	None

Range of Exercise Prices	$19.52 - $24.88	—

Expire Through	January 2013	—
7

Notes to Condensed Consolidated Financial Statements (Continued)

(3) Stock-Based Compensation

Effective January 1, 1996, the Company adopted the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” The Company has elected to continue to account for employee stock options at intrinsic value, in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” with disclosure of the effects of fair value accounting on net income and earnings per share on a pro forma basis. Had compensation costs for the Company’s 1992 Long-Term Incentive Plan, 2001 Stock Plan and 1992 Employees’ Stock Purchase Plan been determined consistent with SFAS No. 123, the Company’s net income and earnings per share would have been reduced to the following pro forma amounts:

	Three Months Ended March 31,

	2003	2004

Stock-based employee compensation expense, as reported	$—	$—

Net income, as reported	$1,331,622	$1,705,021

Deduct: Total stock-based employee compensation expense
determined under fair value based method for all awards, net
of related tax effects	92,018	44,094

Pro forma net income	$1,239,604	$1,660,927

Earnings per share: As reported, basic	$.39	$.50
Pro forma, basic	.36	.48
As reported, diluted	.39	.48
Pro forma, diluted	.36	.46

(4) Recent Accounting Pronouncements

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”).  This interpretation of Accounting Research Bulletin No. 51,  “Consolidated Financial Statements,” addresses consolidation by business enterprises of variable interest entities that possess certain characteristics. FIN 46 requires that if a business enterprise has a controlling financial interest in a variable interest entity, the assets, liabilities, and results of the activities of the variable interest entity must be included in the consolidated financial statements with those of the business enterprise. FIN 46, as revised in December 2003, must be applied at the end of periods ending after March 15, 2004, and is effective immediately for all new variable interest entities created or acquired after January 31, 2003.  The adoption of the revised FIN 46 did not have a material impact on the Company’s results of operations or financial position, as at this time the Company is not a party to any variable interest entities. The Company will apply the consolidation requirement of FIN 46 in future periods if the Company should own any interest in any variable interest entity.

(5) Legal Proceedings

The Company is involved from time to time in litigation incidental to its business. Management believes that the outcome of current litigation will not have a material adverse effect upon the operations or financial condition of the Company and will not disrupt the normal operations of the Company.

Notes to Condensed Consolidated Financial Statements (Continued)

(6) Acquisitions

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

During the three months ended March 31, 2003 and 2004, the Company acquired the following dental laboratory operation:

Nobilium Dental Laboratory             March 2003

This acquisition has been reflected in the accompanying condensed consolidated financial statements from the date of acquisition and has been accounted for as a purchase in accordance with SFAS No.141, “Business Combinations”. The total purchase price, while not material to the consolidated financial position, results of operations or cash flows in any of the periods presented, has been allocated to the acquired assets and liabilities based on preliminary estimates of their fair values. The following pro forma operating results of the Company assume this acquisition had been made as of January 1, 2003. Such information includes adjustments to reflect additional depreciation, non-compete amortization and interest expense and is not necessarily indicative of what the results of operations would actually have been, or the results of operations to be expected in future periods.

	Three Months Ended

	March 31, 2003	March 31 2004

	(unaudited)
Net sales	$24,132,000	$27,928,000
Net income	1,356,000	1,705,000
Net income per share:
Basic	$.40	$.50
Diluted	$.39	$.48

(7) Lines of Credit

The Company maintains a financing agreement (the “Agreement”) with Citizens Bank of Massachusetts (the “Bank”). The Agreement, as amended on December 31, 2001, includes revolving lines of credit of $4,000,000 and $8,000,000. The interest rate on both revolving lines of credit is the prime rate minus 0.5% or the London Interbank Offered Rate (“LIBOR”) plus 1.5%, at the Company’s option. Both revolving lines of credit mature on June 30, 2004. The Company is currently completing negotiations to extend and expand its current credit facility to support its acquisition strategy. The Company’s management anticipates that it will conclude these negotiations successfully.

A commitment fee of one-eighth of 1% is payable on the unused amount of both revolving lines of credit. At March 31, 2004, the full principal amount was available to the Company under the $8,000,000 line of credit facility and the outstanding balance under the $4,000,000 line of credit facility was $869,000 with $3,131,000 available. The Agreement requires compliance with certain covenants, including the maintenance of specified net worth and other financial ratios. As of March 31, 2004, the Company was in compliance with these covenants.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This Quarterly Report on Form 10-Q, including this discussion and analysis by management, contains or incorporates forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are based on current expectations, estimates, forecasts and projections about the industry and markets in which we operate and our management’s beliefs and assumptions. In addition, other written or oral statements that constitute forward-looking statements may be made by or on our behalf. Words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate,” variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. We have included important factors in the cautionary statements below under the heading “Factors That May Affect Future Results” that we believe could cause our actual results to differ materially from the forward-looking statements we make. We do not intend to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

We own and operate 37 dental laboratories located in 29 states, serving an active customer base of over 18,000 dentists. Our business consists of a single industry segment, which is the design, fabrication, marketing and sale of custom dental prosthetic appliances for dentists located primarily in the domestic marketplace. Product offerings include:

Restorative products that are permanently affixed by a dentist to a patients’ existing dental anatomy, including traditional porcelain fused to metal crowns and bridges and dental implants.

Reconstructive products that are removable prosthesis that replace missing teeth and associated structures, including partial and full dentures.

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

Internal revenue growth has been relatively flat over the last three years. Early in 2001, we noted that the economic climate appeared to be impacting the dental laboratory industry. In 2002, we began to believe that many patients and dentists were postponing optimal treatment plans, such as crowns, and pursuing less expensive alternatives such as direct and indirect composite fillings, for which we recognize no revenue. As a result, sales of restorative products were unfavorably impacted. We believe that while a portion of this segment can be temporarily deferred by patients, the work will eventually be required and will be done. During 2003, the economic situation was much like that in 2002, although we have seen some recent favorable signs in the marketplace that industry growth may be returning to more positive trends. During the first quarter of 2004, we have seen internal sales growth stabilize and begin to grow. We are guardedly optimistic that sales growth will continue as economic conditions continue to improve.

We have also continued to pursue an acquisition strategy, which has played an important role in helping us increase sales from $75,680,000 in 2000 to $99,274,000 in 2003. However, operating margins as measured as a percentage of sales declined over this period. The main cost drivers for us are the cost of labor and related employee benefits. Competition for labor resources and increases in medical insurance costs drive these costs higher. These increased costs combined with flat internal sales growth contributed to lower operating margins. During 2003, we reviewed and adjusted staffing levels at each of our locations to minimize the costs of the slowdown in sales growth. We have been cautious about labor reductions due to the need to maintain an available and properly trained workforce in anticipation of future sales growth. Beginning in the fourth quarter of 2001 and continuing through 2003, we first developed and subsequently continued to invest in the “NDX Reliance Program™”, a national marketing and branding campaign that we believe holds long term value and will help us attain our sales objectives.

Liquidity and Capital Resources

Our working capital increased from $12,252,000 at December 31, 2003 to $12,452,000 at March 31, 2004. Cash and equivalents decreased $603,000 from $1,835,000 at December 31, 2003 to $1,232,000 at March 31, 2004. Operating activities provided $1,315,000 in cash flow for the three months ended March 31, 2004 compared to consuming $58,000 during the three months ended March 31, 2003. Cash outflows related to dental laboratory acquisitions including deferred purchase price payments totaled $686,000 for the three months ended March 31, 2004 compared to $949,000 for the three months ended March 31, 2003. Additions to property plant and equipment, including the purchase of a $2,000,000 replacement facility for our dental laboratory in Houston, Texas, were $2,247,000 for the three months ended March 31, 2004 compared to $669,000 for the three months ended March 31, 2003.

We maintain a financing agreement (the “Agreement”) with Citizens Bank of Massachusetts (the “Bank”). The Agreement includes a revolving credit facility of $4,000,000 and a line of credit facility of $8,000,000. The interest rate on both lines of credit is the prime rate minus 0.5% or the London Interbank Offered Rate (“LIBOR”) plus 1.5%, at our option. Both lines of credit mature on June 30, 2004. We are currently completing negotiations to extend and expand our current credit facility to support our acquisition strategy. We anticipate that we will conclude these negotiations successfully.

A commitment fee of one eighth of 1% is payable on the unused amount of both lines of credit. At March 31, 2004, the full principal amount was available to us under the $8,000,000 line of credit facility and the outstanding balance under the $4,000,0000 revolving credit facility was $869,000 with $3,131,000 available. The Agreement requires compliance with certain covenants, including the maintenance of specified net worth and other financial ratios. We were in compliance with these covenants as of March 31, 2004.

Our management believes that cash flow from operations and available financing arrangements will be sufficient to meet contemplated operating and capital requirements, including deferred payments associated with prior acquisitions and costs associated with anticipated acquisitions, if any, in the foreseeable future.

Commitments and Contingencies

The following table represents a list of our contractual obligations and commitments as of March 31, 2004:

	Payments Due By Period
	Total	Less Than 1 Year	1 - 3 Years	4 - 5 Years	Greater Than 5 Years
Operating Leases:
Real Estate	$9,156,000	$2,112,000	$3,296,000	$2,120,000	$1,628,000
Vehicles	864,000	465,000	393,000	6,000	—
Equipment	147,000	83,000	57,000	7,000	—
Laboratory Purchase Obligations	2,046,000	1,750,000	296,000	—	—
Contingent Laboratory Purchase Price	2,830,000	943,000	1,887,000	—	—

TOTAL	$15,043,000	$5,353,000	$5,929,000	$2,133,000	$1,628,000

The laboratory purchase obligations totaling $2,046,000 above are classified as deferred acquisition costs and are presented in the liability section of the balance sheet. Contingent laboratory purchase price includes amounts subject to acquisition agreements that are tied to earnings performance, as defined by the individual agreements, over a three year period. As payments become determinable, they are recorded as goodwill. We are committed under various non-cancelable operating lease agreements covering office space and dental laboratory facilities, vehicles and certain equipment. Certain of these leases also require us to pay maintenance, repairs, insurance and related taxes.

As sponsor of the National Dentex Corporation Dollars Plus Plan, (the “Plan”), a qualified plan under Section 401(a) of the Internal Revenue Code, we filed a retroactive plan amendment on April 22, 2004 under the Internal Revenue Service’s Voluntary Correction Program to clarify the definition of compensation in the Plan. Based on our consultation with our ERISA counsel, we believe this issue will be favorably resolved without requiring additional employer contributions or jeopardizing the tax-qualified status of the Plan.

Results of Operations The following table sets forth for the periods indicated the percentage of net sales represented by certain items in our condensed consolidated financial statements:

	Three Months Ended

	March 31,

	2003	2004
Net sales	100.0%	100.0%
Cost of goods sold	60.1	58.5

Gross profit	39.9	41.5
Selling, general and administrative expenses	30.6	31.0

Operating income	9.3	10.5
Other expense	0.2	0.2
Interest income	0.0	0.1

Income before provision for income taxes	9.1	10.2
Provision for income taxes	3.5	4.1

Net income	5.6%	6.1%

Three Months Ended March 31, 2004 Compared with Three Months Ended March 31, 2003

Net Sales

For the three months ended March 31, 2004, net sales increased $3,963,000 or 16.5% from the prior year. Net sales increased by approximately $2,783,000, or 11.6%, as a result of acquisitions, measured by business at dental laboratories owned less than one year. Net sales increased approximately $1,180,000, an increase of 4.9%, at dental laboratories owned for both the three months ended March 31, 2004 and the comparable three months ended March 31, 2003. The number of business days in the comparable quarters was consistent with 63 days in both.

Cost of Goods Sold

Cost of goods sold as a percentage of sales was 58.5% in the quarter ended March 31, 2004 compared with 60.1% in the same period of 2003. Headcount reductions, productivity improvements and purchasing cost savings helped improve our gross margin by more than offsetting increases in employee benefit and general insurance costs and the occupancy costs related to four acquisitions completed in the last half of 2003.

Selling, General and Administrative Expenses

Selling, general and administrative expenses, which consist of selling, delivery and administrative expenses both at the laboratory and corporate level, were $8,679,000 or 31.0% of sales in 2004 compared to $7,344,000 or 30.6% in 2003. The increase of $1,335,000 was related to the added administrative and delivery costs for recent acquisitions as well as the overall increases in insurance, benefits and utility costs.

Operating Income

As a result of the factors discussed above, our operating income increased by $708,000 to $2,919,000 for the three months ended March 31, 2004 from $2,211,000 for the comparable three months ended March 31, 2003. As a percentage of net sales, operating income increased from 9.3% in 2003 to 10.5% for 2004.

Interest Expense

Interest expense was $11,000 in the first quarter of 2004 compared with interest income of $9,000 in the first quarter of 2003. This increase of $20,000 was primarily due to outstanding borrowings under the line of credit and a decrease in the average cash and cash equivalents balance.

Provision for Income Taxes

The provision for income taxes increased to $1,137,000 in 2004 from $835,000 in 2003 due to an increase in operating income and a higher effective tax rate. The effective tax rate increased to 40% in 2004 from 38.5% in 2003 due to expected increases in non-deductible expenses.

Net Income

As a result of all of the factors discussed above, net income increased to $1,705,000 or $.48 per share on a diluted basis in the first quarter of 2004 from $1,332,000 or $.39 per share on a diluted basis in the first quarter of 2003.

Factors That May Affect Future Results

Various risks, uncertainties and contingencies could cause our actual results, performance or achievements to differ materially from those expressed in, or implied by, statements contained in this Quarterly Report on Form 10-Q, including, but not limited to, the following:

•	the timing, duration and effects of adverse changes in overall economic conditions, particularly those affecting employment patterns or likely to cause individuals to defer needed or elective dental work,

•	our ability to acquire and successfully operate additional laboratories,

•	governmental regulation of health care,

•	trends in the dental industry towards managed care,

•	competition within the dental laboratory industry, including competition from foreign competitors,

•	increases in labor and benefits costs,

•	increases in material costs, particularly related to the purchase of dental alloys that we purchase, which contain gold, palladium, and other precious metals,

•	product development risks, and

•	technological innovations by third parties.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

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

Item 4. Controls and Procedures

(a)  Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of March 31, 2004. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our CEO and CFO concluded that, as of March 31, 2004, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our CEO and CFO by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

(b)  Changes in Internal Controls.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) occurred during the fiscal quarter ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION
Item 1.	Legal Proceedings:

We are involved from time to time in litigation incidental to its business. Our management believes that the outcome of current litigation will not have a material adverse effect upon our operations or financial condition and will not disrupt our normal operations.

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities:

Not Applicable

Item 3.	Defaults upon Senior Securities:

Not Applicable

Item 4.	Submission of Matters to a Vote of Security Holders:

Our Special Meeting in Lieu of an Annual Meeting of Stockholders was held on April 13, 2004. On February 20, 2004, the record date of the meeting, there were 3,433,701 shares of our common stock outstanding, of which 2,849,759 shares or 83.0% were represented at the meeting in person or by proxy. At the meeting, the following matters were voted upon and approved:

(a)	Proposal to elect the following persons as directors.

Name	Number of Votes Cast FOR Nominee	Number of Votes Witheld FROM Nominee

David L. Brown	2,518,416	331,343
Jack R. Crosby	2,477,314	372,445
David V. Harkins	1,750,724	1,099,035
Norman F. Strate	2,715,159	134,600
Daniel A. Grady	2,672,211	177,548

(b)

Proposal to ratify and approve an amendment to the 2001 Stock Plan, increasing the number of shares of our common stock reserved for issuance under the Plan by 250,000 shares, from 300,000 to 550,000 shares.

Number of Votes Cast FOR Proposal	Number of Votes Cast AGAINST Proposal	Number of Votes ABSTAINED

1,886,591	650,904	378

(c)	Proposal to approve the appointment of PricewaterhouseCoopers LLP as our auditors for the fiscal year ending December 31, 2004.

Number of Votes Cast FOR Proposal	Number of Votes Cast AGAINST Proposal	Number of Votes ABSTAINED

2,819,136	30,600	23
Item 5. Other Information:

Not Applicable
14
Item 6. Exhibits and Reports on Form 8-K:

(a)	Exhibits
The exhibits listed in the Exhibit Index immediately preceding the exhibits are filed as part of this Quarterly Report of Form 10-Q
(b)	Reports on Form 8-K

On February 9, 2004, we furnished a Current Report on Form 8-K under Item 9, pursuant to Item 12, containing a press release announcing our financial results for the fiscal quarter ended December 31, 2003.

On April 28, 2004, we furnished a Current Report on Form 8-K under Item 9, pursuant to Item 12, containing a press release announcing our financial results for the fiscal quarter ended March 31, 2004.

SIGNATURES Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 10, 2004	NATIONAL DENTEX CORPORATION Registrant By: /s/ DAVID L. BROWN —————————————— David L. Brown President, CEO and Director (Principal Executive Officer)

May 10, 2004	By: /s/ RICHARD F. BECKER, JR. —————————————— Richard F. Becker, Jr. Vice President, Treasurer and Chief Financial Officer (Principal Financial Officer)

16
Exhibit Index

Exhibit
No.	Description

31.1	Certification pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as
adopted pursuant to Section 302 of the Sarbanes-Oxley Act (Chief Executive Officer).

31.2	Certification pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as
adopted pursuant to Section 302 of the Sarbanes-Oxley Act (Chief Financial Officer).

32.1	Certification pursuant to 18 U.S.C. Section 1350 (Chief Executive Officer)

32.2	Certification pursuant to 18 U.S.C. Section 1350 (Chief Financial Officer)
17