Form 10-Q
period 2004-06-30
NATIONAL DENTEX CORP /MA/
filed 2004-08-09
CIK 913616

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the
Securities Exchange Act of 1934

For the Quarter Ended June 30, 2004

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

Yes |X| No |_|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).
Yes |X| No |_|

     As of July 30, 2004, 3,462,721 shares of the registrant’s Common Stock, par value $.01 per share, were outstanding.

NATIONAL DENTEX CORPORATION

FORM 10-Q

QUARTER ENDED JUNE 30, 2004

NATIONAL DENTEX CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2003	June 30, 2004

		(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,835,471	$1,952,543
Accounts receivable:
Trade, less allowance of $313,000 in 2003 and $282,000 in 2004	11,497,927	12,950,588
Other	416,093	507,912
Inventories of raw materials	5,996,483	5,823,979
Prepaid expenses	1,702,632	2,551,965
Deferred tax asset, current	481,539	519,130

Total current assets	21,930,145	24,306,117

PROPERTY, PLANT AND EQUIPMENT:
Land and buildings	4,620,571	6,584,464
Leasehold and building improvements	6,953,659	6,997,878
Laboratory equipment	11,328,266	11,687,987
Furniture and fixtures	4,617,170	4,774,312

	27,519,666	30,044,641
Less — Accumulated depreciation and amortization	14,169,829	15,071,866

Net property, plant and equipment	13,349,837	14,972,775

OTHER ASSETS, net:
Goodwill	30,443,508	31,154,910
Non-competition agreements	2,838,676	2,628,025
Other assets	3,670,427	4,215,616

Total other assets	36,952,611	37,998,551

Total assets	$72,232,593	$77,277,443

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,778,288	$2,007,316
Accrued liabilities:
Payroll and employee benefits	5,106,325	5,815,526
Current portion of deferred purchase price	2,391,951	1,497,894
Other accrued expenses	401,252	843,994

Total current liabilities	9,677,816	10,164,730

LONG-TERM LIABILITIES:
Payroll and employee benefits	1,981,751	2,227,010
Deferred purchase price	304,162	305,388
Deferred tax liability, non-current	128,603	169,192

Total long-term liabilities	2,414,516	2,701,590

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value Authorized — 500,000 shares None issued and outstanding	—	—
Common stock, $.01 par value Authorized — 8,000,000 shares Issued — 3,691,022 shares at December 31, 2003 and 3,721,926 shares at June 30, 2004. Outstanding — 3,431,417 shares at December 31, 2003 and 3,462,321 shares at June 30, 2004	36,911	37,219
Paid-in capital	17,034,343	17,542,227
Retained earnings	48,187,945	51,950,615
Treasury stock at cost — 259,605 shares at December 31, 2003 and June 30, 2004	(5,118,938)	(5,118,938)

Total stockholders’ equity	60,140,261	64,411,123

Total liabilities and stockholders’ equity	$72,232,593	$77,277,443

The accompanying notes are an integral part of these condensed consolidated financial statements.

NATIONAL DENTEX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended

	June 30, 2003	June 30, 2004	June 30, 2003	June 30, 2004

Net sales	$25,181,837	$28,831,120	$49,147,132	$56,759,310

Cost of goods sold	14,876,595	16,829,279	29,286,411	33,159,580

Gross profit	10,305,242	12,001,841	19,860,721	23,599,730

Selling, general and administrative expenses	7,527,718	8,457,604	14,872,162	17,136,279

Operating income	2,777,524	3,544,237	4,988,559	6,463,451

Other expense	75,702	108,051	128,494	174,629

Interest (income) expense	(6,994)	6,771	(15,622)	17,706

Income before provision for income taxes	2,708,816	3,429,415	4,875,687	6,271,116

Provision for income taxes	1,058,469	1,371,766	1,893,717	2,508,446

Net income	$1,650,347	$2,057,649	$2,981,970	$3,762,670

Net income per share – basic	$.48	$.60	$.87	$1.09

Net income per share – diluted	$.48	$.57	$.86	$1.04

Weighted average shares outstanding – basic	3,421,470	3,453,002	3,412,300	3,443,799

Weighted average shares outstanding – diluted	3,463,565	3,644,673	3,454,833	3,615,237

               The accompanying notes are an integral part of these condensed consolidated financial statements.

NATIONAL DENTEX CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Paid-in Capital	Retained Earnings	Treasury Stock	Total

	Number of Shares	$.01 Par Value

BALANCE, December 31, 2003	3,691,022	$36,911	$17,034,343	$48,187,945	$(5,118,938)	$60,140,261

Issuance of 12,747 shares of common stock under the stock option plans	12,747	127	222,712	—	—	222,839

Issuance of 18,157 shares of common stock under the stock purchase plan	18,157	181	285,172	—	—	285,353

Net income	—	—	—	3,762,670	—	3,762,670

BALANCE, June 30, 2004	3,721,926	$37,219	$17,542,227	$51,950,615	$(5,118,938)	$64,411,123

               The accompanying notes are an integral part of these condensed consolidated financial statements.

NATIONAL DENTEX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended

	June 30, 2003	June 30, 2004

Cash flows from operating activities:
Net income	$2,981,970	$3,762,670
Adjustments to reconcile net income to net cash provided by operating activities, net of effects of acquisitions:
Depreciation and amortization	1,128,805	1,314,342
Provision for deferred income taxes	2,212	2,998
Provision for bad debts	50,864	22,411
Changes in operating assets and liabilities, net of effects of acquisitions:
Increase in accounts receivable	(952,004)	(1,541,749)
Decrease in inventories	14,960	181,069
Increase in prepaid expenses	(140,811)	(849,333)
Increase in other assets	(607,993)	(1,208,415)
Increase in accounts payable and accrued liabilities	60,523	2,158,997

Net cash provided by operating activities	2,538,526	3,842,990

Cash flows from investing activities:
Payment for acquisitions, net of cash acquired	(507,414)	(117,000)
Payment of deferred purchase price	(915,925)	(1,636,740)
Additions to property, plant and equipment, net	(1,556,670)	(2,480,370)

Net cash used in investing activities	(2,980,009)	(4,234,110)

Cash flows from financing activities:
Issuance of common stock	309,986	508,192

Net cash provided by financing activities	309,986	508,192

Net (decrease) increase in cash and cash equivalents.	(131,497)	117,072

Cash and cash equivalents at beginning of period	5,808,435	1,835,471

Cash and cash equivalents at end of period	$5,676,938	$1,952,543

Supplemental disclosures of cash flow information:
Interest paid	$5,937	$18,563

Income taxes paid	$1,286,353	$2,228,059

The accompanying notes are an integral part of these condensed consolidated financial statements.

NATIONAL DENTEX CORPORATION

Notes to Condensed Consolidated Financial Statements
June 30, 2004

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

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with the rules and regulations of the SEC.  The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s condensed consolidated financial statements for the year ended December 31, 2003 as filed with the SEC on Form 10-K.

(2) Earnings Per Share

     In accordance with the disclosure requirements of Statement of Financial Accounting Standard (“SFAS”) No. 128, “Earnings per Share,” basic earnings per share is computed by dividing net income by the weighted average number of shares outstanding and diluted earnings per share reflects the dilutive effect of stock options. The weighted average number of shares outstanding, the dilutive effects of outstanding stock options, and the shares under option plans that were anti-dilutive for the three and six months ended June 30, 2003 and 2004 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2004	2003	2004

Weighted average number of shares used in basic earnings per share calculation	3,421,470	3,453,002	3,412,300	3,443,799
Incremental shares under option plans	42,095	191,671	42,533	171,438

Weighed average number of shares used in diluted earnings per share calculation	3,463,565	3,644,673	3,454,833	3,615,237

Shares under option plans excluded in computation of diluted earnings per share due to anti-dilutive effects	503,833	None	503,833	None

     The following table summarizes options that were outstanding but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares:

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2004	2003	2004

Number of Options for Common Shares	503,833	None	503,833	None

Range of Exercise Prices	$19.52-$24.88	—	$19.52-$24.88	—

Expire Through:	January 2013	—	January 2013	—

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

		Three Months Ended June 30,		Six Months Ended June 30,

		2003	2004	2003	2004

Stock-based employee compensation expense, as reported		$—	$—	$—	$—

Net income, as reported:		$1,650,347	$2,057,649	$2,981,970	$3,762,670
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects		77,602	38,592	170,628	82,686

Pro forma net income		$1,572,745	$2,019,057	$2,811,342	$3,679,984

Earnings per share:	As reported, basic	$.48	$.60	$.87	$1.09
	Pro forma, basic	.46	.58	.82	1.07
	As reported, diluted	.48	.57	.86	1.04
	Pro forma, diluted	.44	.55	.81	1.02

(4) Recent Accounting Pronouncements

     In January 2003, the FASB issued FASB Interpretation No. 46,”Consolidation of Variable Interest Entities” (“FIN 46”).  This interpretation of Accounting Research Bulletin No. 51,  ”Consolidated Financial Statements,” addresses consolidation by business enterprises of variable interest entities that possess certain characteristics. FIN 46 requires that if a business enterprise has a controlling financial interest in a variable interest entity, the assets, liabilities, and results of the activities of the variable interest entity must be included in the consolidated financial statements with those of the business enterprise. FIN 46, as revised in December 2003, must be applied at the end of periods ending after June 15, 2004, and is effective immediately for all new variable interest entities created or acquired after January 31, 2003.  The adoption of the revised FIN 46 did not have a material impact on the Company’s results of operations or financial position, as the Company is not a party to any variable interest entities at this time. The Company will apply the consolidation requirement of FIN 46 in future periods if the Company should own any interest in any variable interest entity.

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

     In connection with these acquisitions, the Company has incurred certain deferred purchase costs relating to non-competition agreements with the former owners and certain other key employees, ranging over periods of 2 to 10 years, and other contingent payments provided for in the purchase agreements.

Notes to Condensed Consolidated Financial Statements (Continued)

     During the six months ended June 30, 2003 and 2004, the Company acquired the following dental laboratory operations:

Nobilium Dental Laboratory	March, 2003
Accurate Dental Laboratory, Inc	April, 2003
Dan Jackson Laboratory	April, 2003

Hamlett Dental Laboratory, Inc	April, 2004
Dental Arts Laboratory of Dallas, Inc	May, 2004

     The acquisitions presented above were consolidated into operations at the Company’s existing laboratory facilities. There were no stand-alone laboratories acquired during the six months ended June 30, 2004. These acquisitions have been reflected in the accompanying condensed consolidated financial statements from the date of acquisition and have been accounted for as purchases in accordance with SFAS No.141, “Business Combinations”. The total purchase price, while not material to the consolidated financial position, results of operations or cash flows in any of the periods presented, has been allocated to the acquired assets and liabilities based on preliminary estimates of their fair values. The following pro forma operating results of the Company assume these acquisitions had been made as of January 1, 2003. Such information includes adjustments to reflect additional depreciation, non-compete amortization and interest expense and is not necessarily indicative of what the results of operations would actually have been, or the results of operations to be expected in future periods.

	Six Months Ended

	June 30, 2003	June 30, 2004

	(unaudited)
Net sales	$49,600,000	$56,892,000
Net income	3,047,000	3,783,000
Net income per share:
Basic	$.89	$1.10
Diluted	$.88	$1.05

(7) Lines of Credit

     The Company has concluded a new financing agreement (the “Agreement”) with Fleet National Bank, a Bank of America company (the “Bank”). The Agreement, dated June 30, 2004, includes a revolving line of credit of $5,000,000 and a revolving acquisition line of credit of $20,000,000. The interest rate on both revolving lines of credit is the prime rate or, at the Company’s option, the London Interbank Offered Rate (“LIBOR”) plus a range of 0.75% to 1.5% depending on the ratio of total liabilities to tangible net worth. Both revolving lines of credit terminate on June 30, 2007.

     A commitment fee of one-eighth of 1% per annum is payable on the unused amount of the first revolving line of credit. A facility fee of $10,000 per year is required on the acquisition line of credit. At June 30, 2004, the full principal amount was available to the Company under both facilities. The Agreement requires compliance with certain covenants, including the maintenance of specified net worth and other financial ratios. As of June 30, 2004, the Company was in compliance with these covenants.

     The Company had previously maintained a financing agreement with Citizens Bank of Massachusetts that included a revolving credit facility of $4,000,000 and a line of credit facility of $8,000,000.  The interest rate on both lines of credit would have been the prime rate minus 0.5% or the London Interbank Offered Rate (“LIBOR”) plus 1.5%, at the Company’s option.  Both lines of credit expired as planned on June 30, 2004.

(8) Subsequent Events

     Effective July 1, 2004, the Company acquired certain assets of the dental laboratories noted below. These laboratories will be consolidated into operations at the Company’s existing laboratory facilities. Aggregated annual sales for these laboratories totaled approximately $700,000.

Artisan Dental Studio	Lakewood, Colorado
Loyd Dental Studio, LTD	Indianapolis, Indiana
G&S Dental Laboratory, Inc	North Royalton, Ohio

     The Company has reached an agreement in principle to acquire a dental laboratory in a new market area. This acquisition, which is expected to add over $4,000,000 in annual sales volume, is subject to the completion of due diligence and the execution of definitive agreements.

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

Overview

We own and operate 37 dental laboratories located in 29 states, serving an active customer base of over 18,000 dentists. Our business consists of a single industry segment, which is the design, fabrication, marketing and sale of custom dental prosthetic appliances for dentists located primarily in the domestic marketplace. Product offerings include:

•	Restorative products that are permanently affixed by a dentist to a patient’s existing dental anatomy, including traditional porcelain fused to metal crowns and bridges and dental implants.

•	Reconstructive products that are removable prostheses that replace missing teeth and associated structures, including partial and full dentures.

•

Cosmetic products that consist primarily of porcelain veneers designed to enhance the appearance of the front of a tooth as well as all-ceramic crowns that are made without a traditional metal substructure and more closely replicate the appearance of natural teeth. This category also includes composite inlays and onlays, which replace silver fillings for a more natural appearance and orthodontic appliances, which are products fabricated to move existing teeth to enhance function and appearance.

Internal revenue growth has been relatively flat over the last three years. Early in 2001, we noted that the economic climate appeared to be impacting the dental laboratory industry. In 2002, we began to believe that many patients and dentists were postponing optimal treatment plans, such as crowns, and pursuing less expensive alternatives such as direct and indirect composite fillings, for which we recognize no revenue. As a result, sales of restorative products were unfavorably impacted. We believe that while a portion of this segment can be temporarily deferred by patients, the work will eventually be required and will be done. During 2003, the economic situation was much like that in 2002, although we began to see some recent favorable signs in the marketplace that industry growth may have been returning to more positive trends. During the first and second quarters of 2004, we have seen internal sales growth stabilize and begin to grow. We are guardedly optimistic that sales growth will continue as economic conditions continue to improve.

We have also continued to pursue an acquisition strategy, which has played an important role in helping us increase sales from $75,680,000 in 2000 to $99,274,000 in 2003. However, operating margins as measured as a percentage of sales declined over this period. The main cost drivers for us are the cost of labor and related employee benefits.  Competition for labor resources and increases in medical insurance costs drive these costs higher. These increased costs combined with flat internal sales growth contributed to lower operating margins. During 2003, we reviewed and adjusted staffing levels at each of our locations to minimize the costs of the slowdown in sales growth. We have been cautious about labor reductions due to the need to maintain an available and properly trained workforce in anticipation of future sales growth. During 2004, sales growth coupled with the cost containment efforts enacted in 2003 have improved operating margins in comparison to 2003.

Beginning in the fourth quarter of 2001 and continuing through 2004, we first developed and subsequently continued to invest in the “NDX Reliance Program TM”, a national marketing and branding campaign that we believe holds long term value and will help us attain our sales objectives. During 2004, we have continued to maintain our branding effort and have focused additional efforts on obtaining the measurable sales improvements we expect from this program.

Liquidity and Capital Resources

     Our working capital increased from $12,252,000 at December 31, 2003 to $14,141,000 at June 30, 2004.  Cash and equivalents increased $117,000 from $1,835,000 at December 31, 2003 to $1,952,000 at June 30, 2004.  Operating activities provided $3,843,000 in cash flow for the six months ended June 30, 2004 compared to $2,539,000 during the six months ended June 30, 2003. Cash outflows related to dental laboratory acquisitions, including deferred purchase price payments, totaled $1,754,000 for the six months ended June 30, 2004 compared to $1,423,000 for the six months ended June 30, 2003. Additions to property, plant and equipment, including the purchase of a $2,000,000 replacement facility for our dental laboratory in Houston, Texas, were $2,480,000 for the six months ended June 30, 2004 compared to $1,557,000 for the six months ended June 30, 2003.

     We have concluded a new financing agreement (the “Agreement”) with Fleet National Bank, a Bank of America company (the “Bank”). The Agreement, dated June 30, 2004, includes a revolving line of credit of $5,000,000 and a revolving acquisition line of credit of $20,000,000. The interest rate on both revolving lines of credit is the prime rate or, at our option, the London Interbank Offered Rate (“LIBOR”) or a cost of funds rate plus a range of 0.75% to 1.5% depending on the ratio of current liabilities to tangible net worth. Both revolving lines of credit terminate on June 30, 2007.

     A commitment fee of one-eighth of 1% per annum is payable on the unused amount of the first revolving line of credit, plus an annual facility fee of $10,000 on the acquisition line of credit. At June 30, 2004, the full principal amount was available to us under both facilities. The Agreement requires compliance with certain covenants, including the maintenance of specified net worth and other financial ratios. As of June 30, 2004, we were in compliance with these covenants.

     Our management believes that cash flow from operations and available financing arrangements will be sufficient to meet contemplated operating and capital requirements, including deferred payments associated with prior acquisitions and costs associated with anticipated acquisitions, if any, in the foreseeable future.

Commitments and Contingencies

The following table represents a list of our contractual obligations and commitments as of June 30, 2004:

		Payments Due By Period

		Less Than			Greater Than
	Total	1 Year	1 – 3 Years	4 – 5 Years	5 Years

Operating Leases:
Real Estate	$8,556,000	$2,074,000	$2,985,000	$952,000	$2,545,000
Vehicles	953,000	334,000	619,000	—	—
Equipment	131,000	76,000	51,000	4,000	—
Laboratory Purchase Obligations	1,803,000	1,498,000	305,000	—	—
Contingent Laboratory Purchase Price	2,830,000	943,000	1,887,000	—	—

TOTAL	$14,273,000	$4,925,000	$5,847,000	$956,000	$2,545,000

The laboratory purchase obligations totaling $1,803,000 above are classified as deferred acquisition costs and are presented in the liability section of the balance sheet.  Contingent laboratory purchase price includes amounts subject to acquisition agreements that are tied to earnings performance, as defined by the individual agreements, over a three year period. As payments become determinable, they are recorded as goodwill. We are committed under various non-cancelable operating lease agreements covering office space and dental laboratory facilities, vehicles and certain equipment.  Certain of these leases also require us to pay maintenance, repairs, insurance and related taxes.

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

Results of Operations

     The following table sets forth for the periods indicated the percentage of net sales represented by certain items in our condensed consolidated financial statements:

	Three Months Ended June 30		Six Months Ended June 30

	2003	2004	2003	2004

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	59.1	58.4	59.5	58.4

Gross profit	40.9	41.6	40.5	41.6
Selling, general and administrative expenses	29.9	29.3	30.3	30.2

Operating income	11.0	12.3	10.2	11.4
Other expense	0.2	0.4	0.3	0.4
Interest income	0.0	0.0	0.0	0.0

Income before provision for income taxes	10.8	11.9	9.9	11.0
Provision for income taxes	4.2	4.8	3.8	4.4

Net income	6.6%	7.1%	6.1%	6.6%

Six Months Ended June 30, 2004 Compared with Six Months Ended June 30, 2003

Net Sales

For the six months ended June 30 2004, net sales increased $7,612,000 or 15.5% from the prior year. Net sales increased by approximately $5,708,000, or 11.6%, as a result of acquisitions, measured by business at dental laboratories owned less than one year.  Net sales increased approximately $1,904,000, an increase of 3.9%, at dental laboratories owned for both the six months ended June 30, 2004 and the comparable six months ended June 30, 2003.  We believe sales growth was primarily attributable to a moderate improvement in industry economic conditions.

Cost of Goods Sold

     Cost of goods sold as a percentage of sales was 58.4% in the six months ended June 30, 2004 compared with 59.5% in the same period of 2003.  Headcount reductions, productivity improvements and purchasing cost savings helped improve our gross margin, despite increases in employee benefit and general insurance costs and the occupancy costs related to four acquisitions completed in the last half of 2003.

Selling, General and Administrative Expenses

     Selling, general and administrative expenses, which consist of selling, delivery and administrative expenses both at the laboratory and corporate level, were $17,136,000 or 30.2% of sales in 2004 compared to $14,872,000 or 30.3% in 2003.  The increase of $2,264,000 was related to the added administrative and delivery costs for recent acquisitions as well as the overall increases in insurance, benefits and utility costs. As a percentage of sales, declines in selling, delivery and laboratory administrative costs were offset by increases in our laboratory and executive incentive compensation programs. Improving profit margins resulting from sales growth and operational efficiencies increased our required contribution to these programs.

Operating Income

     As a result of the factors discussed above, our operating income increased by $1,475,000 to $6,463,000 for the six months ended June 30, 2004 from $4,989,000 for the comparable six months ended June 30, 2003. As a percentage of net sales, operating income increased from 9.9% in 2003 to 11.0% in 2004.

Interest (Income) Expense

     Interest expense was $18,000 in the first six months of 2004 compared with interest income of $16,000 in the first six months of 2003.  The change of $33,000 was primarily due to periodic borrowings under the line of credit during 2004 and a decrease in the average cash and cash equivalents balance from 2003 to 2004.

Provision for Income Taxes

     The provision for income taxes increased to $2,508,000 in 2004 from $1,894,000 in 2003 due to an increase in operating income and a higher effective tax rate. The effective tax rate increased to 40.0% in 2004 from 38.8% in 2003 due to expected increases in non-deductible expenses.

Net Income

As a result of all of the factors discussed above, net income increased to $3,763,000 or $1.04 per share on a diluted basis in the first six months of 2004 from $2,982,000 or $.86 per share on a diluted basis in the first six months of 2003.

Three Months Ended June 30, 2004 Compared with Three Months Ended June 30, 2003

Net Sales

For the three months ended June 30 2004, net sales increased $3,649,000 or 14.5% from the prior year. Net sales increased by approximately $2,928,000, or 11.6%, as a result of acquisitions, measured by business at dental laboratories owned less than one year.  Net sales increased approximately $721,000, an increase of 2.9%, at dental laboratories owned for both the three months ended June 30, 2004 and the comparable three months ended June 30, 2003.

Cost of Goods Sold

     Cost of goods sold as a percentage of sales was 58.4% in the quarter ended June 30, 2004 compared with 59.1% in the same period of 2003 for reasons comparable to the six-month period discussed above.

Selling, General and Administrative Expenses

     Selling, general and administrative expenses, which consist of selling, delivery and administrative expenses both at the laboratory and corporate level, were $8,458,000 or 29.3% of sales in 2004 compared to $7,528,000 or 29.9% in 2003 for reasons comparable to the six-month period discussed above.

Operating Income

     As a result of the factors discussed above, and for reasons comparable to the six-month period discussed above, our operating income increased by $767,000 to $3,544,000 for the three months ended June 30, 2004 from $2,778,000 for the comparable three months ended June 30, 2003. As a percentage of net sales, operating income increased from 11.0% in 2003 to 12.3% in 2004.

Interest (Income) Expense

     Interest expense was $7,000 in the second quarter of 2004 compared with interest income of $7,000 in the second quarter of 2003 for reasons comparable to the six-month period discussed above.

Provision for Income Taxes

     The provision for income taxes increased to $1,372,000 in 2004 from $1,058,000 in 2003 and the effective tax rate increased to 40.0% in 2004 from 39.1% in 2003 for reasons comparable to the six-month period discussed above.

Net Income

As a result of all of the factors discussed above, net income increased to $2,058,000 or $.57 per share on a diluted basis in the second quarter of 2004 from $1,650,000 or $.48 per share on a diluted basis in the second quarter of 2003.

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

•	our ability to acquire and successfully operate additional laboratories,

•	governmental regulation of health care,

•	trends in the dental industry towards managed care,

•	competition within the dental laboratory industry, including from foreign competitors,

•	increases in labor and benefits costs,

•	increases in material costs, particularly related to the purchase of dental alloys, which contain gold, palladium, and other precious metals,

•	product development risks, and

•	technological innovations by third parties.

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

Item 4.  Controls and Procedures

(a)  Evaluation of Disclosure Controls and Procedures.

  Our management, with the participation of our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of June 30, 2004. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our CEO and CFO concluded that, as of June 30, 2004, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our CEO and CFO by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

(b)  Changes in Internal Controls.

  No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) occurred during the fiscal quarter ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities:

We did not repurchase any of our equity securities during the fiscal quarter ended June 30, 2004 or engage in any transactions during such period reportable pursuant to Item 703 of Regulation S-K.

Item 3. Defaults upon Senior Securities:

Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders:

Not Applicable

Item 5. Other Information:

Not Applicable

Item 6. Exhibits and Reports on Form 8-K:

(a) Exhibits

The exhibits listed in the Exhibit Index immediately preceding the exhibits are filed as part of this Quarterly Report of Form 10-Q

(b) Reports on Form 8-K

On April 28, 2004, we furnished a Current Report on Form 8-K under Item 7 and Item 9, containing a press release announcing our financial results for the fiscal quarter ended March 31, 2004.

On July 7, 2004, we furnished a Current Report on Form 8-K under Item 9, containing the loan agreement documenting the Company’s new credit facility with Fleet National Bank.

On July 29, 2004, we furnished a Current Report on Form 8-K under Item 12, containing a press release announcing our financial results for the fiscal quarter ended June 30, 2004.

On August 9, 2004, we furnished a Current Report on Form 8-K under Item 12 containing a correction to the press release we furnished on July 29, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL DENTEX CORPORATION
Registrant

August 9, 2004	By:	/s/ DAVID L. BROWN

David L. Brown
President, CEO and Director
(Principal Executive Officer)

August 9, 2004	By:	/s/ RICHARD F. BECKER, JR.

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