Form 10-Q/A
period 2004-06-30
NATIONAL DENTEX CORP /MA/
filed 2004-08-17
CIK 913616

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q/A*

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
Yes |X| No |_|

     As of August 16, 2004, 3,462,721 shares of the registrant’s Common Stock, par value $.01 per share, were outstanding.

           * Amendment to Part II, Item 6, Exhibits and Reports on Form 8-K, as set forth herein.

Explanatory Note

        The Company is filing this report on Form 10-Q/A as Amendment No. 1 to the Company’s Form 10-Q, originally filed on August 9, 2004 for the quarterly period ended June 30, 2004 (the “Original Form 10-Q”), for the purpose of filing Exhibit 32.1 (Certification Pursuant to 18 U.S.C. Section 1350) of David L. Brown, the Company’s Chief Executive Officer. Exhibit 32.1 was inadvertently omitted in the Original Form 10-Q due to a technical error when the Company’s third-party service provider electronically transmitted the Original Form 10-Q to the SEC via the Edgar system.

        In accordance with the rules of the SEC, the full text of the affected Item 6 of Part II is included in this amendment and the certifications mandated under the Sarbanes-Oxley Act of 2002, including Exhbit 32.1, are hereby submitted as of the date hereof.

        With the exception of the foregoing, no other information in the Quarterly Report in the Original Form 10-Q has been supplemented, updated or amended.

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

NATIONAL DENTEX CORPORATION
Registrant

August 17, 2004	By:	/s/ DAVID L. BROWN

David L. Brown
President, CEO and Director
(Principal Executive Officer)

August 17, 2004	By:	/s/ RICHARD F. BECKER, JR.

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