Form 10-Q
period 2004-09-30
NATIONAL DENTEX CORP /MA/
filed 2004-11-09
CIK 913616

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the
Securities Exchange Act of 1934

For the Quarter Ended September 30, 2004

Commission file number 000-23092

NATIONAL DENTEX CORPORATION
(Exact name of registrant as specified in its charter)

MASSACHUSETTS	04-2762050
(State or Other Jurisdiction of Incorporation	(I.R.S. Employer Identification No.)
or Organization)

526 Boston Post Road, Wayland, MA	01778
(Address of Principal Executive Offices)	(Zip Code)

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

Yes   X   No

        As of November 1, 2004, 3,468,760 shares of the registrant’s Common Stock, par value $.01 per share, were outstanding.

NATIONAL DENTEX CORPORATION

FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2004

NATIONAL DENTEX CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2003	September 30, 2004
ASSETS		(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$1,835,471	$2,825,987
Accounts receivable:
Trade, less allowance of $313,000 in 2003 and $235,000 in 2004	11,497,927	12,139,326
Other	416,093	422,467
Inventories, net (Note 6)	5,996,483	6,125,349
Prepaid expenses	1,702,632	1,864,039
Deferred tax asset	481,539	289,866

Total current assets	21,930,145	23,667,034

PROPERTY, PLANT AND EQUIPMENT:
Land and buildings	4,620,571	6,617,568
Leasehold and building improvements	6,953,659	7,147,839
Laboratory equipment	11,328,266	12,210,769
Furniture and fixtures	4,617,170	4,939,669

	27,519,666	30,915,845
Less — Accumulated depreciation and amortization	14,169,829	15,555,736

Net property, plant and equipment	13,349,837	15,360,109

OTHER ASSETS:
Goodwill	30,443,508	32,887,499
Non-competition agreements	2,838,676	2,875,262
Other assets	3,670,427	4,384,006

Total other assets	36,952,611	40,146,767

Total assets	$72,232,593	$79,173,910

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Revolving line of credit	$—	$3,400,000
Accounts payable	1,778,288	2,085,490
Accrued liabilities:
Payroll and employee benefits	5,106,325	4,666,376
Current portion of deferred purchase price	2,391,951	767,611
Other accrued expenses	401,252	302,252

Total current liabilities	9,677,816	11,221,729

LONG-TERM LIABILITIES:
Payroll and employee benefits	1,981,751	2,348,003
Deferred purchase price	304,162	157,219
Deferred tax liability	128,603	—

Total long-term liabilities	2,414,516	2,505,222

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value
Authorized — 500,000 shares
None issued and outstanding	—	—
Common stock, $.01 par value
Authorized — 8,000,000 shares
Issued — 3,691,022 shares at December 31, 2003 and
3,724,926 shares at September 30, 2004
Outstanding — 3,431,417 shares at December 31, 2003 and
3,465,321 shares at September 30, 2004	36,911	37,249
Paid-in capital	17,034,343	17,598,314
Retained earnings	48,187,945	52,930,334
Treasury stock at cost — 259,605 shares at December 31, 2003 and
September 30, 2004	(5,118,938)	(5,118,938)

Total stockholders’ equity	60,140,261	65,446,959

Total liabilities and stockholders’ equity	$72,232,593	$79,173,910

The accompanying notes are an integral part of these condensed consolidated financial statements.

NATIONAL DENTEX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended

	September 30, 2003	September 30, 2004	September 30, 2003	September 30, 2004
Net sales	$24,357,436	$27,394,696	$73,504,568	$84,154,006

Cost of goods sold	14,788,311	16,734,231	44,074,722	49,893,811

Gross profit	9,569,125	10,660,465	29,429,846	34,260,195

Selling, general and administrative expenses	7,579,712	8,904,432	22,451,874	26,040,711

Operating income	1,989,413	1,756,033	6,977,972	8,219,484

Other expense	89,301	112,563	217,795	287,192

Interest (income) expense	(5,292)	10,604	(20,914)	28,310

Income before provision for income taxes	1,905,404	1,632,866	6,781,091	7,903,982

Provision for income taxes	628,440	653,147	2,522,157	3,161,593

Net income	$1,276,964	$979,719	$4,258,934	$4,742,389

Net income per share - basic	$.37	$.28	$1.25	$1.37

Net income per share - diluted	$.37	$.27	$1.23	$1.31

Weighted average shares outstanding – basic	3,427,748	3,462,969	3,417,508	3,450,235

Weighted average shares outstanding – diluted	3,496,824	3,661,555	3,463,547	3,631,315

The accompanying notes are an integral part of these condensed consolidated financial statements.

NATIONAL DENTEX CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock

	Number of Shares	$.01 Par Value	Paid-in Capital	Retained Earnings	Treasury Stock	Total
BALANCE, December 31, 2003	3,691,022	$36,911	$17,034,343	$48,187,945	$(5,118,938)	$60,140,261

Issuance of 15,747 shares of common
stock under the stock option plans	15,747	157	278,799	—	—	278,956

Issuance of 18,157 shares of common
stock under the stock purchase plan	18,157	181	285,172	—	—	285,353

Net income	—	—	—	4,742,389	—	4,742,389

BALANCE, September 30, 2004	3,724,926	$37,249	$17,598,314	$52,930,334	$(5,118,938)	$65,446,959

The accompanying notes are an integral part of these condensed consolidated financial statements.

NATIONAL DENTEX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended

	September 30, 2003	September 30, 2004
Cash flows from operating activities:
Net income	$4,258,934	$4,742,389
Adjustments to reconcile net income to net cash
provided by operating activities, net of
effects of acquisitions:
Depreciation and amortization	1,738,956	2,042,725
Provision (benefit) for deferred income taxes	121,385	(77,031)
Provision for bad debts	77,797	52,896
Issuance of common stock as director’s fees	48,006	—
Changes in operating assets and liabilities, net of
effects of acquisitions:
Increase in accounts receivable	(263,697)	(171,633)
Decrease in inventories	146,992	24,819
Increase in prepaid expenses	(18,176)	(161,407)
Increase in other assets	(700,158)	(429,238)
Decrease in accounts payable and accrued liabilities	(528,293)	(541,345)

Net cash provided by operating activities	4,881,746	5,482,175

Cash flows from investing activities:
Payment for acquisitions, net of cash acquired	(3,883,570)	(3,643,778)
Payment of deferred purchase price	(1,222,676)	(1,855,792)
Additions to property, plant and equipment, net	(2,158,485)	(2,956,398)

Net cash used in investing activities	(7,264,731)	(8,455,968)

Cash flows from financing activities:
Net borrowings of current obligations	—	3,400,000
Issuance of common stock	354,208	564,309

Net cash provided by financing activities	354,208	3,964,309

Net (decrease) increase in cash and cash equivalents	(2,028,777)	990,516

Cash and cash equivalents at beginning of period	5,808,435	1,835,471

Cash and cash equivalents at end of period	$3,779,658	$2,825,987

Supplemental disclosures of cash flow information:
Interest paid	$8,509	$30,832

Income taxes paid	$1,950,920	$3,743,066

The accompanying notes are an integral part of these condensed consolidated financial statements.

NATIONAL DENTEX CORPORATION

Notes to Condensed Consolidated Financial Statements
September 30, 2004

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

(2) Earnings Per Share

        In accordance with the disclosure requirements of Statement of Financial Accounting Standard (“SFAS”) No. 128, “Earnings per Share,” basic earnings per share is computed by dividing net income by the weighted average number of shares outstanding and diluted earnings per share reflects the dilutive effect of stock options. The weighted average number of shares outstanding, the dilutive effects of outstanding stock options, and the shares under option plans that were anti-dilutive for the three and nine months ended September 30, 2003 and 2004 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2004	2003	2004
Weighted average number of shares used in basic earnings per share
calculation	3,427,748	3,462,969	3,417,508	3,450,235
Incremental shares under option plans	69,076	198,586	46,039	181,080

Weighed average number of shares used in diluted earnings per share
calculation	3,496,824	3,661,555	3,463,547	3,631,315

Shares under option plans excluded in computation of diluted
earnings per share due to anti-dilutive effects	117,010	None	474,185	None

        The following table summarizes options that were outstanding but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2004	2003	2004

Number of Options for Common Shares	117,010	None	474,185	None

Range of Exercise Prices	$21.88-$24.88	—	$20.05-$24.88	—

Expire Through:	January 2013	—	January 2013	—

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

	Three Months Ended September 30,		Nine Months Ended September 30,

	2003	2004	2003	2004
Stock-based employee compensation expense, as reported	$—	$—	$—	$—

Net income, as reported:	$1,276,964	$979,719	$4,258,934	$4,742,389
Deduct: Total stock-based employee compensation expense
determined under fair value based method for all awards, net of
related tax effects	83,708	37,242	254,336	119,928

Pro forma net income	$1,193,256	$942,477	$4,004,598	$4,622,461

Earnings per share: As reported, basic	$.37	$.28	$1.25	$1.37
Pro forma, basic	.35	.27	1.17	1.34
As reported, diluted	.37	.27	1.23	1.31
Pro forma, diluted	.34	.26	1.16	1.28

(4) Recent Accounting Pronouncements

        In January 2003, the FASB issued FASB Interpretation No. 46,“Consolidation of Variable Interest Entities” (“FIN 46”).  This interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” addresses consolidation by business enterprises of variable interest entities that possess certain characteristics. FIN 46 requires that if a business enterprise has a controlling financial interest in a variable interest entity, the assets, liabilities, and results of the activities of the variable interest entity must be included in the consolidated financial statements with those of the business enterprise. FIN 46, as revised in December 2003, must be applied at the end of periods ending after March 15, 2004, and is effective immediately for all new variable interest entities created or acquired after January 31, 2003.  The adoption of the revised FIN 46 did not have a material impact on the Company’s results of operations or financial position, as the Company is not a party to any variable interest entities at this time. The Company will apply the consolidation requirement of FIN 46 in future periods if the Company should own any interest in any variable interest entity.

(5) Legal Proceedings

        The Company is involved from time to time in litigation incidental to its business. Management believes that the outcome of current litigation will not have a material adverse effect upon the operations or financial condition of the Company and will not disrupt the normal operations of the Company.

(6) Inventories

        Inventories consist of the following:

	December 31, 2003	September 30, 2004
Raw Materials	$5,000,816	$4,913,867
Work in Process	995,667	1,000,657
Finished Goods	—	210,825
	$5,996,483	$6,125,349

Finished goods inventory consists of completed orders that were shipped to customers immediately subsequent to period end.

(7) Acquisitions

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

Notes to Condensed Consolidated Financial Statements (Continued)

        During the nine months ended September 30, 2003 and 2004, the Company acquired the following dental laboratory operations:

Nobilium Dental Laboratory	March, 2003
Accurate Dental Laboratory, Inc.	April, 2003
Dan Jackson Laboratory	April, 2003
Salem Dental Laboratory, Inc.	July, 2003
Top Quality Partials, Inc.	September, 2003

Hamlett Dental Laboratory, Inc.	April, 2004
Dental Arts Laboratory of Dallas, Inc.	May, 2004
Loyd Dental Studio, LTD	July, 2004
G&S Dental Laboratory, Inc.	July, 2004
Artisan Dental Studio, LTD	July, 2004
D.H. Baker Dental Laboratory, Inc.	August, 2004

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

	Nine Months Ended

	September 30, 2003	September 30, 2004
	(unaudited)
Net sales	$80,352,000	$87,119,000
Net income	4,889,000	5,004,000
Net income per share:
Basic	$1.43	$1.45
Diluted	$1.41	$1.38

(8) Lines of Credit

        The Company has executed a new financing agreement (the “Agreement”) with Fleet National Bank, a Bank of America Company (the “Bank”). The Agreement, dated June 30, 2004, includes a revolving line of credit of $5,000,000 and a revolving acquisition line of credit of $20,000,000. The interest rate on both revolving lines of credit is the prime rate or, at the Company’s option, the London Interbank Offered Rate (“LIBOR”) or a cost of funds rate plus a range of 0.75% to 1.5% depending on the ratio of total liabilities to tangible net worth. Both revolving lines of credit terminate on June 30, 2007.

        A commitment fee of one-eighth of 1% per annum is payable on the unused amount of the first revolving line of credit. A facility fee of $10,000 per year is required on the acquisition line of credit. At September 30, 2004, the Company had borrowed $3,400,000, with $16,600,000 remaining available, on the revolving acquisition line of credit while the full principal amount of $5,000,000 was available to the Company under the first revolving line of credit. As of September 30, 2004, the interest rate associated with current borrowing was 2.46%. The Agreement requires compliance with certain covenants, including the maintenance of specified net worth and other financial ratios. As of September 30, 2004, the Company was in compliance with these covenants.

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

Overview

We own and operate 39 dental laboratories located in 29 states, serving an active customer base of over 20,000 dentists. Our business consists of a single industry segment, which is the design, fabrication, marketing and sale of custom dental prosthetic appliances for dentists located primarily in the domestic marketplace. Product offerings include:

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

Internal revenue growth has been relatively flat over the last three years. In 2001, we noted that the economic climate appeared to be impacting the dental laboratory industry. In 2002, we began to believe that many patients and dentists were postponing optimal treatment plans, such as crowns, and pursuing less expensive alternatives such as direct and indirect composite fillings, for which we recognize no revenue. As a result, sales of restorative products were unfavorably impacted. We believe that while a portion of this segment can be temporarily deferred by patients, the work will eventually be required and will be done. During 2003, the economic situation was much like that in 2002, although we began to see some recent favorable signs in the marketplace that industry growth may have been returning to more positive trends. During the first nine months of 2004, we have seen internal sales growth stabilize and begin to grow. We are guardedly optimistic that sales growth will continue as economic conditions continue to improve.

We have also continued to pursue an acquisition strategy, which has played an important role in helping us increase sales from $75,680,000 in 2000 to $99,274,000 in 2003. However, operating margins as measured as a percentage of sales declined over this period. The main cost drivers for us are the cost of labor and related employee benefits. Competition for labor resources and increases in medical insurance costs drive these costs higher. These increased costs combined with somewhat flat internal sales growth contributed to lower operating margins. During 2003, we reviewed and adjusted staffing levels at each of our locations to minimize the costs of the slowdown in sales growth. We have been cautious about labor reductions due to the need to maintain an available and properly trained workforce in anticipation of future sales growth. During 2004, sales growth coupled with the cost containment efforts enacted in 2003 have improved operating margins in comparison to 2003.

Beginning in the fourth quarter of 2001 and continuing through 2004, we first developed and subsequently continued to invest in the “NDX Reliance Program™", a national marketing and branding campaign that we believe holds long-term value and will help us attain our sales objectives. During 2004, we have continued to maintain our branding effort and have focused additional efforts on obtaining the measurable sales improvements we expect from this program.

Liquidity and Capital Resources

        Our working capital increased from $12,252,000 at December 31, 2003 to $12,445,000 at September 30, 2004. Cash and cash equivalents increased $991,000 from $1,835,000 at December 31, 2003 to $2,826,000 at September 30, 2004. Operating activities provided $5,482,000 in cash flow for the nine months ended September 30, 2004 compared to $4,882,000 during the nine months ended September 30, 2003, primarily due to increased earnings. Cash outflows related to dental laboratory acquisitions, including deferred purchase price payments, totaled $5,500,000 for the nine months ended September 30, 2004 compared to $5,106,000 for the nine months ended September 30, 2003. Additions to property, plant and equipment, including the purchase of a $2,000,000 replacement facility for our dental laboratory in Houston, Texas, were $2,956,000 for the nine months ended September 30, 2004 compared to $2,158,000 for the nine months ended September 30, 2003.

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

        A commitment fee of one-eighth of 1% per annum is payable on the unused amount of the first revolving line of credit, plus an annual facility fee of $10,000 on the acquisition line of credit. At September 30, 2004, we had borrowed $3,400,000, with $16,600,000 remaining available, on the revolving acquisition line of credit while the full principal amount of $5,000,000 was available under the first revolving line of credit. As of September 30, 2004, the interest rate associated with current borrowing was 2.46%. The Agreement requires compliance with certain covenants, including the maintenance of specified net worth and other financial ratios. As of September 30, 2004, we were in compliance with these covenants.

        Our management believes that cash flow from operations and available financing arrangements will be sufficient to meet contemplated operating and capital requirements, including deferred payments associated with prior acquisitions and costs associated with anticipated acquisitions, if any, in the foreseeable future.

Commitments and Contingencies

The following table represents a list of our contractual obligations and commitments as of September 30, 2004:

	Payments Due By Period
	Total	Less Than 1 Year	1 - 3 Years	4 - 5 Years	Greater Than 5 Years

Operating Leases:

Real Estate	$9,198,000	$2,164,000	$3,142,000	$1,700,000	$2,192,000

Vehicles	831,000	554,000	277,000	—	—

Equipment	107,000	65,000	40,000	2,000	—

Laboratory Purchase Obligations	925,000	768,000	157,000	—	—

Contingent Laboratory Purchase Price	3,930,000	917,000	3,013,000	—	—

TOTAL	$14,991,000	$4,468,000	$6,629,000	$1,702,000	$2,192,000

The laboratory purchase obligations totaling $925,000 above are classified as deferred acquisition costs and are presented in the liability section of the balance sheet. Contingent laboratory purchase price includes amounts subject to acquisition agreements that are tied to earnings performance, as defined by the individual agreements, over a three year period. As payments become determinable, they are recorded as goodwill. We are committed under various non-cancelable operating lease agreements covering office space and dental laboratory facilities, vehicles and certain equipment. Certain of these leases also require us to pay maintenance, repairs, insurance and related taxes.

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

Results of Operations

        The following table sets forth for the periods indicated the percentage of net sales represented by certain items in our condensed consolidated financial statements:

	Three Months Ended September 30		Nine Months Ended September 30

	2003	2004	2003	2004
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	60.7	61.1	60.0	59.3

Gross profit	39.3	38.9	40.0	40.7
Selling, general and administrative expenses	31.1	32.5	30.5	30.9

Operating income	8.2	6.4	9.5	9.8
Other expense	0.4	0.4	0.3	0.4
Interest income	0.0	0.0	0.0	0.0

Income before provision for income taxes	7.8	6.0	9.2	9.4
Provision for income taxes	2.6	2.4	3.4	3.8

Net income	5.2%	3.6%	5.8%	5.6%

Nine Months Ended September 30, 2004 Compared with Nine Months Ended September 30, 2003

Net Sales

For the nine months ended September 30, 2004, net sales increased $10,649,000 or 14.5% from the prior year. Net sales increased by approximately $8,520,000, or 11.6%, as a result of acquisitions, measured by business at dental laboratories owned less than one year. Net sales increased approximately $2,129,000, an increase of 2.9%, at dental laboratories owned for both the nine months ended September 30, 2004 and the comparable nine months ended September 30, 2003. We believe sales growth was primarily attributable to a moderate improvement in industry economic conditions.

Cost of Goods Sold

        Cost of goods sold as a percentage of sales was 59.3% in the nine months ended September 30, 2004 compared with 60.0% during the same period of 2003. Headcount reductions, productivity improvements and purchasing cost savings helped improve our gross margin, despite increases in employee benefit and general insurance costs and the occupancy costs related to four acquisitions completed in the last half of 2003.

Selling, General and Administrative Expenses

        Selling, general and administrative expenses, which consist of selling, delivery and administrative expenses both at the laboratory and corporate level, were $26,041,000 or 30.9% of sales in 2004 compared to $22,452,000 or 30.5% in 2003. The increase of $3,589,000 was related to the added administrative and delivery costs for recent acquisitions as well as the overall increases in insurance, benefits and utility costs. As a percentage of sales, declines in selling, delivery and laboratory administrative costs were offset by increases in our laboratory and executive incentive compensation programs. Improving profit margins resulting from sales growth and operational efficiencies increased our required contribution to these programs. Finally, we have engaged Deloitte and Touche, LLP to assist us in complying with the new internal controls provisions mandated by Section 404 of the Sarbanes-Oxley Act of 2002. Fees paid to Deloitte totaled approximately $360,000 and were incurred during the third quarter. We anticipate a similar level of expense during the fourth quarter but do not believe this level of financial commitment will be required in subsequent years since we believe most of this expense relates to the initial cost of documenting and testing these controls.

Operating Income

        As a result of the factors discussed above, our operating income increased by $1,242,000 to $8,219,000 for the nine months ended September 30, 2004 from $6,978,000 for the comparable nine months ended September 30, 2003. As a percentage of net sales, operating income increased from 9.5% in 2003 to 9.8% in 2004.

Interest (Income) Expense

        Interest expense was $28,000 in the first nine months of 2004 compared with interest income of $21,000 in the first nine months of 2003. The change of $49,000 was primarily due to periodic borrowings under the lines of credit during 2004 and a decrease in the average cash and cash equivalents balance from 2003 to 2004.

Provision for Income Taxes

        The provision for income taxes increased to $3,162,000 in 2004 from $2,522,000 in 2003 due to an increase in operating income and a higher effective tax rate. The effective tax rate increased to 40.0% in 2004 from 37.2% in 2003. The finalization of certain permanent tax benefits resulted in a reduction in the tax provision during the comparative nine months of 2003.

Net Income

As a result of all of the factors discussed above, net income increased to $4,742,000 or $1.31 per share on a diluted basis in the first nine months of 2004 from $4,259,000 or $1.23 per share on a diluted basis in the first nine months of 2003.

Three Months Ended September 30, 2004 Compared with Three Months Ended September 30, 2003

Net Sales

For the three months ended September 30, 2004, net sales increased $3,037,000 or 12.5% from the prior year. Net sales increased by approximately $2,812,000, or 11.5%, as a result of acquisitions, measured by business at dental laboratories owned less than one year. Net sales increased approximately $226,000 an increase of 1.0%, at dental laboratories owned for both the three months ended September 30, 2004 and the comparable three months ended September 30, 2003.

Cost of Goods Sold

        Cost of goods sold as a percentage of sales was 61.1% in the quarter ended September 30, 2004 compared with 60.7% in the same period of 2003 for reasons comparable to the nine month period discussed above.

Selling, General and Administrative Expenses

        Selling, general and administrative expenses, which consist of selling, delivery and administrative expenses both at the laboratory and corporate level, were $8,904,000 or 32.5% of sales in 2004 compared to $7,580,000 or 31.1% in 2003 for reasons comparable to the nine month period discussed above.

Operating Income

        As a result of the factors discussed above, and for reasons comparable to the nine month period discussed above, our operating income decreased by $233,000 to $1,756,000 for the three months ended September 30, 2004 from $1,989,000 for the comparable three months ended September 30, 2003. As a percentage of net sales, operating income decreased from 8.2% in 2003 to 6.4% in 2004.

Interest (Income) Expense

        Interest expense was $11,000 in the third quarter of 2004 compared with interest income of $5,000 in the third quarter of 2003 for reasons comparable to the nine month period discussed above.

Provision for Income Taxes

        The provision for income taxes increased to $653,000 in 2004 from $628,000 in 2003 and the effective tax rate increased to 40.0% in 2004 from 33.0% in 2003. The finalization of certain permanent tax benefits resulted in a reduction in the tax provision during the comparison quarter of 2003.

Net Income

As a result of all of the factors discussed above, net income decreased to $980,000 or $.27 per share on a diluted basis in the third quarter of 2004 from $1,277,000 or $.37 per share on a diluted basis in the third quarter of 2003.

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

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of September 30, 2004. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our CEO and CFO concluded that, as of September 30, 2004, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our CEO and CFO by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

(b) Changes in Internal Controls.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) occurred during the fiscal quarter ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceedings:

We are involved from time to time in litigation incidental to our business. Our management believes that the outcome of current litigation will not have a material adverse effect upon our operations or financial condition and will not disrupt our normal operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds:

We did not repurchase any of our equity securities during the fiscal quarter ended September 30, 2004 or engage in any transactions during such period reportable pursuant to Item 703 of Regulation S-K.

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

On July 29, 2004, we furnished a Current Report on Form 8-K under Item 7 and Item 9, containing a press release announcing our financial results for the fiscal quarter ended June 30, 2004.

On August 9, 2004, we furnished a Current Report on Form 8-K under Item 12 containing a correction to the press release we furnished on July 29, 2004.

On August 11, 2004, we furnished a Current Report on Form 8-K under Item 7 and Item 9, containing a press release announcing the acquisition of D.H. Baker Dental Laboratory, Inc. of Traverse City, Michigan.

On August 20, 2004, we furnished a Current Report on Form 8-K under Item 5 and Item 7, containing a press release announcing that the Company’s Board of Directors had voted on August 18, 2004 to expand the size of the Company’s Board of Directors from five to six and that Mr. Thomas E. Callahan has been appointed to fill the resulting vacancy, effective August 18, 2004.

On October 29, 2004, we furnished a Current Report on Form 8-K under Item 2.02 and Item 9.01, containing a press release announcing our financial results for the fiscal quarter ended September 30, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 9, 2004	NATIONAL DENTEX CORPORATION (Registrant) By: /s/ DAVID L. BROWN —————————————— David L. Brown President, CEO and Director (Principal Executive Officer)
November 9, 2004	By: /s/ RICHARD F. BECKER, JR. —————————————— Richard F. Becker, Jr. Vice President, Treasurer and Chief Financial Officer (Principal Financial Officer)

Exhibit Index

Exhibit
No	Description

31.1	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as
adopted pursuant to Section 302 of the Sarbanes-Oxley Act (Chief Executive Officer).

31.2	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as
adopted pursuant to Section 302 of the Sarbanes-Oxley Act (Chief Financial Officer).

32.1	Certification pursuant to 18 U.S.C. Section 1350 (Chief Executive Officer)

32.2	Certification pursuant to 18 U.S.C. Section 1350 (Chief Financial Officer)