Form 10-Q/A
period 2004-03-31
NATIONAL DENTEX CORP /MA/
filed 2005-05-24
CIK 913616

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q/A*

(Amendment No. 1)

Quarterly Report Pursuant to Section 13 or 15(d)
of the
Securities Exchange Act of 1934

For the Quarter ended March 31, 2004	Commission File Number: 000-23092

NATIONAL DENTEX CORPORATION

Massachusetts	04-2762050

(State of Incorporation)	(I.R.S. Identification No.)

526 Boston Post Road, Wayland, MA	01778

(Address of Principal Executive Offices)	(Zip Code)

(508) - 358 - 4422

(Registrant’s Telephone Number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☑            No ☐

*Amendment to Part I, Item 1, Item 2, and Item 4 as set forth herein.

EXPLANATORY NOTE

As previously discussed in our press release dated May 9, 2005 and our Current Report on Form 8-K filed with the SEC on May 12, 2005, we are filing this Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004 as during the process of closing our accounting records for fiscal 2004 and preparing our corresponding Annual Report on Form 10-K we determined that we needed to restate the condensed consolidated financial statements contained in our previously filed Quarterly Reports on Form 10-Q for each of the first three fiscal quarters of 2004 to revise the accounting for intangible assets recorded in connection with certain acquisitions. In the process of analyzing all subject acquisitions we identified two intangible assets that we had not previously recognized apart from goodwill: customer relationships and trade names. The accounting treatment for these intangible assets requires amortization expense over the estimated economic useful life for customer relationships and impairment testing and associated expense, if any, for trade names. In addition, we have determined that we need to revise the classification of these intangible assets within the condensed consolidated balance sheets of our financial statements.

While we concluded that the adjustments required by this restatement are not material to any of our previously filed Quarterly Reports on Form 10-Q, the significance of the cumulative adjustment to net income of approximately $292,000, or $.06 per share on a diluted basis, precluded it from being recorded solely in the fourth quarter of 2004, thereby necessitating amendments to our prior filings on Form 10-Q made with respect to the first three quarters of fiscal 2004.

Accordingly, we are filing this Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004 to amend Part I, Item 1 (Financial Statements) and Part I, Item 2 (Management’s Discussion and Analysis of Financial Condition and Results of Operations). We are also amending Part I, Item 4 (Controls and Procedures).

The aggregate effect of these adjustments is summarized in footnote 2 of the condensed consolidated financial statements included in this Form 10-Q/A. In addition, on December 10, 2004 we announced a three-for-two stock split in the form of a stock dividend on our common stock to be paid on December 31, 2004 to stockholders of record on December 20, 2004. All references in the financial statements and notes to number of shares, per share amounts, stock option data and market prices have been adjusted to reflect this stock split.

NATIONAL DENTEX CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	December 31,	March 31,
	2003	2004
		(Restated)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,835,471	$1,231,759
Accounts receivable:
Trade, less allowance of $313,000 in 2003 and $278,000 in 2004	11,497,927	12,989,871
Other	416,093	492,483
Inventories, net	5,996,483	5,869,795
Prepaid expenses	1,702,632	2,017,543
Deferred tax asset, current	481,539	505,685

Total current assets	21,930,145	23,107,136

PROPERTY, PLANT AND EQUIPMENT:
Land and buildings	4,620,571	6,584,641
Leasehold and building improvements	6,953,659	6,985,619
Laboratory equipment	11,328,266	11,486,137
Furniture and fixtures	4,617,170	4,704,509

	27,519,666	29,760,906
Less — Accumulated depreciation and amortization	14,169,829	14,612,028

Net property, plant and equipment	13,349,837	15,148,878

OTHER ASSETS, net:
Goodwill	27,476,637	27,609,508
Trade Names	2,580,000	2,503,000
Customer Relationships	2,143,271	2,014,174
Non-competition agreements	2,838,676	2,645,095
Other assets	3,670,427	3,725,021

Total other assets	38,709,011	38,496,798

Total assets	$73,988,993	$76,752,812

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Revolving line of credit	$—	$869,244
Accounts payable	1,778,288	2,351,651
Accrued liabilities:
Payroll and employee benefits	5,106,325	4,219,476
Current portion of deferred purchase price	2,391,951	1,750,242
Other accrued expenses	401,252	1,464,849

Total current liabilities	9,677,816	10,655,462

LONG-TERM LIABILITIES:
Payroll and employee benefits	1,981,751	2,106,265
Deferred purchase price	304,162	296,035
Deferred tax liability, non-current	1,885,003	1,827,868

Total long-term liabilities	4,170,916	4,230,168

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value Authorized — 500,000 shares None issued and outstanding	—	—
Common stock, $.01 par value Authorized — 8,000,000 shares Issued — 5,536,533 shares at December 31, 2003 and 5,550,284 shares at March 31, 2004. Outstanding — 5,147,125 shares at December 31, 2003 and 5,160,876 shares at March 31, 2004	36,911	37,002
Paid-in capital	17,034,343	17,179,810
Retained earnings	48,187,945	49,769,308
Treasury stock at cost — 389,408 shares at December 31, 2003 and March 31, 2004	(5,118,938)	(5,118,938)

Total stockholders’ equity	60,140,261	61,867,182

Total liabilities and stockholders’ equity	$73,988,993	$76,752,812

The accompanying notes are an integral part of these condensed consolidated financial statements.

NATIONAL DENTEX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended
	March 31,	March 31,
	2003	2004
		(Restated)
Net sales	$23,965,295	$27,928,190

Cost of goods sold	14,409,816	16,330,301

Gross profit	9,555,479	11,597,889

Selling, general and administrative expenses	7,344,445	8,884,772

Operating income	2,211,034	2,713,117

Other expense	52,792	66,578

Interest (income) expense	(8,628)	10,935

Income before provision for income taxes	2,166,870	2,635,604

Provision for income taxes	835,248	1,054,241

Net income	$1,331,622	$1,581,363

Net income per share — basic	$.26	$.31

Net income per share — diluted	$.26	$.29

Weighted average shares outstanding — basic	5,104,540	5,151,892

Weighted average shares outstanding — diluted	5,168,741	5,381,035

The accompanying notes are an integral part of these condensed consolidated financial statements.

NATIONAL DENTEX CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock
	Number of	$.01 Par	Paid-in	Retained	Treasury
	Shares	Value	Capital	Earnings	Stock	Total
BALANCE, December 31, 2003	5,536,533	$36,911	$17,034,343	$48,187,945	$(5,118,938)	$60,140,261

Issuance of 13,751 shares of common stock under the stock option plans	13,751	91	145,467	—	—	145,558

Net income (Restated)	—	—	—	1,581,363	—	1,581,363

BALANCE, March 31, 2004 (Restated)	5,550,284	$37,002	$17,179,810	$49,769,308	$(5,118,938)	$61,867,182

The accompanying notes are an integral part of these condensed consolidated financial statements.

NATIONAL DENTEX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended
	March 31,	March 31,
	2003	2004
		(Restated)
Cash flows from operating activities:
Net income	$1,331,622	$1,581,363
Adjustments to reconcile net income to net cash (used in) provided by operating activities, net of effects of acquisitions:
Depreciation and amortization	544,818	774,779
Impairment of long-lived assets	—	77,000
Benefit for deferred income taxes	(3,077)	(22,656)
Provision for bad debts	23,360	1,818
Changes in operating assets and liabilities, net of effects of acquisitions:
Increase in accounts receivable	(535,160)	(1,570,152)
(Increase) decrease in inventories	(34,597)	126,688
Increase in prepaid expenses	(317,144)	(314,911)
Decrease (increase) in other assets	11,533	(249,740)
(Decrease) increase in accounts payable and accrued liabilities	(1,079,321)	911,140

Net cash (used in) provided by operating activities	(57,966)	1,315,329

Cash flows from investing activities:
Payment for acquisitions, net of cash acquired	(482,414)	—
Payment of deferred purchase price	(466,798)	(686,352)
Additions to property, plant and equipment, net	(669,224)	(2,247,491)

Net cash used in investing activities	(1,618,436)	(2,933,843)

Cash flows from financing activities:
Net borrowings from line of credit	—	869,244
Issuance of common stock	1,729	145,558

Net cash provided by financing activities	1,729	1,014,802

Net decrease in cash and cash equivalents	(1,674,673)	(603,712)

Cash and cash equivalents at beginning of period	5,808,435	1,835,471

Cash and cash equivalents at end of period	$4,133,762	$1,231,759

Supplemental disclosures of cash flow information:
Interest paid	$2,519	$11,296

Income taxes paid	$32,327	$32,769

The accompanying notes are an integral part of these condensed consolidated financial statements.

NATIONAL DENTEX CORPORATION

Notes to Condensed Consolidated Financial Statements
March 31, 2004

(1) Interim Financial Statements

     The accompanying unaudited financial statements include all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for a fair statement of the results of operations for the periods presented. Interim results are not necessarily indicative of the results to be expected for a full year.

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

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”). The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s condensed consolidated financial statements for the year ended December 31, 2003 as filed with the SEC on Form 10-K. Certain amounts in the financial statements for the year ended December 31, 2003 have been classified to conform to the current period presentation.

(2) Restatement of prior financial information

     In connection with its accounting for purchase business combinations, the Company had not historically recognized certain identifiable intangible assets, specifically customer relationships and trade names, apart from goodwill. However, in 2004 based upon a re-examination of the applicable accounting literature, FASB issued Statement No. 141 (SFAS 141),“Business Combinations”, FASB issued Statement No. 142 (SFAS 142), “Goodwill and Other Intangible Assets” and Emerging Issues Task Force Abstract 02-17, “Recognition of Customer Relationship Intangible Assets Acquired in a Business Combination” (EITF 02-17)), the Company determined that the proper accounting practice is to recognize customer relationships and trade names as separate identifiable intangible assets apart from goodwill in acquisitions consummated by the Company subsequent to the applicable effective dates of SFAS 141 and EITF 02-17.

     Accordingly, the Company has revised its classification of intangible assets, and the associated income tax liabilities in the condensed consolidated balance sheets, which resulted in the recognition, apart from goodwill, of $2,143,271 and $2,580,000 of customer relationships and trade names, respectively, as of December 31, 2003. As part of the revised classification, the Company recorded a deferred tax liability of $1,756,400 which relates to the book versus tax basis difference associated with these customer relationships and trade name assets. The deferred tax liability was recorded as a component of the Company’s purchase accounting for these acquisitions and accordingly increased goodwill by a corresponding amount. The impact of this revised classification and the recognition of the associated income tax liabilities to the condensed consolidated balance sheet was not material.

     The effect of recognizing customer relationship and trade name intangibles apart from goodwill resulted in out of period charges in the first quarter of 2004 for amortization expense of $70,000 and impairment charges of $77,000. The impact of these out of period charges to the consolidated statements of income and cash flows for fiscal 2002, 2003 and 2004 was not material. However, because the cumulative impact, if recorded in the fourth quarter of fiscal 2004, would have been material to net income for the fourth quarter of 2004, the Company restated its condensed consolidated financial statements for the quarters ended March 31, 2004, June 30, 2004 and September 30, 2004 as reported in Forms 10-Q/A. The effect of these out of period charges and current period amortization expense of $59,000 has been summarized as follows:

Notes to Condensed Consolidated Financial Statements (Continued)

	As Previously		As
	Reported		Restated
	March 31, 2004	Adjustments	March 31, 2004

Condensed Consolidated Balance Sheets
Customer relationships, net of amortization expense	$—	$2,014,174	$2,014,174
Trade names, net of impairment charges	—	2,503,000	2,503,000
Goodwill	30,576,379	(2,966,871)	27,609,508
Deferred income tax liability — non current	153,907	1,673,961	1,827,868
Retained earnings	49,892,966	(123,658)	49,769,308

Condensed Consolidated Statements of Income
Selling, general and administrative expenses	8,678,675	206,097	8,884,772

Operating income	2,919,214	(206,097)	2,713,117

Income before provision for income taxes	2,841,701	(206,097)	2,635,604
Provision for income taxes	1,136,680	(82,439)	1,054,241

Net income	1,705,021	(123,658)	1,581,363

Net income per share — basic	.33	(.02)	.31
Net income per share — diluted	.32	(.03)	.29

(3)Goodwill and Other Intangible Assets

Goodwill and Other Indefinite-Lived Intangible Assets Not Subject to Amortization

     In accordance with SFAS 142; goodwill amortization ceased on December 31, 2001. The Company continually evaluates whether events and circumstances have occurred that indicate that the value of goodwill has been impaired. In accordance with SFAS No. 142, goodwill is evaluated for possible impairment on an annual basis, based on a two-step process. The first step is to compare the fair value of the reporting unit to its carrying amount to determine if there is potential impairment. If the fair value of the reporting unit is less than its carrying value, the second step would be to record an impairment loss to the extent of that difference. The Company determines fair value using factors based on revenue and operating margins. There has been no impairment of goodwill in 2002, 2003 or 2004.

     Additionally, the Company also recognizes the existence of value in trade names acquired in business combinations and believes the useful life of this intangible to be indefinite. Accordingly, trade names are also evaluated for impairment on an annual basis in accordance with SFAS 142. Impairment charges related to trade names are recognized when the fair value is less than the carrying value of the asset. Impairment charges related to trade names were recorded in the quarter ended March 31, 2004 in the amount of $77,000, which relates to prior periods. Trade name impairment charges resulted from a decline in forecasted revenue at specific laboratories in comparison to revenue forecast used in previous valuation calculations.

Intangible Assets Subject to Amortization

     Non-competition agreements and customer relationship intangibles arising from dental laboratory acquisitions are amortized over their useful lives. The acquisition date fair value of non-competition agreements are deferred and amortized over their economic useful lives, in accordance with the terms of the agreements, over 2 to 10 years. The acquisition date fair value associated with acquired customer relationships are amortized on a straight-line basis over their estimated useful life, which currently approximates 9 years.

Notes to Condensed Consolidated Financial Statements (Continued)

(4) Acquisitions

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

     During the three months ended March 31, 2003 and 2004, the Company acquired the following dental laboratory operation:

Acquisition	Form of Acquisition	Location	Period Acquired
Nobilium of Texas	Certain Assets	Houston, TX	March 2003

     The acquisition presented above was consolidated into operations at the Company’s existing laboratory facilities. This acquisition has been reflected in the accompanying condensed consolidated financial statements from the date of acquisition and has been accounted for as a purchase in accordance with SFAS No.141. The total purchase price, while not material to the condensed consolidated financial position, results of operations or cash flows in any of the periods presented, has been allocated to the acquired assets and liabilities based on estimates of their fair values. The following pro forma operating results of the Company assume this acquisition had been made as of January 1, 2003. Such information includes adjustments to reflect additional depreciation, amortization and interest expense and is not necessarily indicative of what the results of operations would actually have been, or the results of operations to be expected in future periods.

	Three Months Ended
	March 31,	March 31
	2003	2004
Net sales	$24,132,000	$27,928,000
Net income	1,354,000	1,581,000
Net income per share:
Basic	$.27	$.31
Diluted	$.26	$.29

(5) Stock Split

     On December 10, 2004 the Company announced a three-for-two stock split in the form of a stock dividend on its common stock to be paid on December 31, 2004 to stockholders of record on December 20, 2004. All references in the financial statements and notes to number of shares, per share amounts, stock option data and market prices have been adjusted to reflect this stock split.

(6) Earnings Per Share

     In accordance with the disclosure requirements of FASB issued Statement No. 128, “Earnings per Share,” basic earnings per share is computed by dividing net income by the weighted average number of shares outstanding and diluted earnings per share reflects the dilutive effect of stock options. The weighted average number of shares outstanding, the dilutive effects of outstanding stock options, and the shares under option plans that were anti-dilutive for the three months ended March 31, 2003 and 2004 are as follows:

	Three Months Ended
	March 31,
	2003	2004
Weighted average number of shares used in basic earnings per share calculation	5,104,540	5,151,892
Incremental shares under option plans	64,201	229,143

Weighed average number of shares used in diluted earnings per share calculation	5,168,741	5,381,035

Shares under option plans excluded in computation of diluted earnings per share due to anti-dilutive effects	757,760	None

Notes to Condensed Consolidated Financial Statements (Continued)

The following table summarizes options that were outstanding but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares:

	Three Months Ended
	March 31,
	2003	2004
Number of Options for Common Shares	757,760	None

Range of Exercise Prices	$13.01 - $16.59	—

Expire Through	January 2013	—

(7) Stock-Based Compensation

     The Company adopted the disclosure provisions of SFAS No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation.” The Company has elected to continue to account for employee stock options at intrinsic value, in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” with disclosure of the effects of fair value accounting on net income and earnings per share on a pro forma basis. Had compensation costs for the Company’s 1992 Long-Term Incentive Plan , 2001 Stock Plan and 1992 Employees’ Stock Purchase Plan been determined consistent with SFAS 123, the Company’s net income and earnings per share would have been reduced to the following pro forma amounts:

		Three Months Ended
		March 31,
		2003	2004
			(Restated)
Net income, as reported:		$1,331,622	$1,581,363
Stock-based employee compensation expense included in reported net income		—	—

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects		92,018	44,094

Pro forma net income		$1,239,604	$1,537,269

Earnings per share:	As reported, basic	$.26	$.31
	Pro forma, basic	.24	.30
	As reported, diluted	.26	.29
	Pro forma, diluted	.24	.29

(8) Recent Accounting Pronouncements

     In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”),“Consolidation of Variable Interest Entities". This interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” addresses consolidation by business enterprises of variable interest entities that possess certain characteristics. FIN 46 requires that if a business enterprise has a controlling financial interest in a variable interest entity, the assets, liabilities, and results of the activities of the variable interest entity must be included in the condensed consolidated financial statements with those of the business enterprise. FIN 46, as revised in December 2003, must be applied at the end of periods ending after March 15, 2004, and is effective immediately for all new variable interest entities created or acquired after January 31, 2003. The adoption of the revised FIN 46 did not have a material impact on the Company’s results of operations or financial position, as at this time the Company is not a party to any variable interest entities. The Company will apply the consolidation requirement of FIN 46 in future periods if the Company should own any interest in any variable interest entity.

Notes to Condensed Consolidated Financial Statements (Continued)

(9) Inventories

     Inventories consist of the following:

	December 31, 2003	March 31, 2004
Raw Materials	$5,000,816	4,869,138
Work in Process	995,667	1,000,657

	$5,996,483	$5,869,795

(10) Lines of Credit

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

     A commitment fee of one-eighth of 1% per annum is payable on the unused amount of both revolving lines of credit. At March 31, 2004, the full principal amount was available to the Company under the $8,000,000 line of credit facility and the outstanding balance under the $4,000,000 line of credit facility was $869,000 with $3,131,000 available. The Agreement requires compliance with certain covenants, including the maintenance of specified net worth and other financial ratios. As of March 31, 2004, the Company was in compliance with these covenants.

(11) Legal Proceedings

     The Company is involved from time to time in litigation incidental to its business. Management believes that the outcome of current litigation will not have a material adverse effect upon the operations or financial condition of the Company and will not disrupt the normal operations of the Company.

TABLE OF CONTENTS

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Item 4. Controls and Procedures
SIGNATURES
Exhibit Index
EX-31.1 Section 302 CEO Certification
EX-31.1 Section 302 CFO Certification
EX-32.1 Section 906 CEO Certification
EX-32.2 Section 906 CFO Certification

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

     This Quarterly Report on Form 10-Q/A, including this discussion and analysis by management, contains or incorporates forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are based on current expectations, estimates, forecasts and projections about the industry and markets in which we operate and our management’s beliefs and assumptions. In addition, other written or oral statements that constitute forward-looking statements may be made by or on our behalf. Words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate,” variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. We have included important factors in the cautionary statements below under the heading “Factors That May Affect Future Results” that we believe could cause our actual results to differ materially from the forward-looking statements we make. We do not intend to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Restatement

     As further discussed in Note 2 to the condensed consolidated financial statements, we restated previously issued condensed consolidated financial statements for the quarter ended March 31, 2004. This restatement included pre-tax adjustments which totaled $206,000 for amortization expense and asset impairment charges associated with customer relationships and trade name intangible assets.

     The effect of recognizing customer relationship and trade name intangibles apart from goodwill resulted in out of period charges in the first quarter of 2004 for amortization expense of $70,000 and impairment charges of $77,000, which is included in the $206,000 restatement adjustment. The impact of these out of period charges to the consolidated statements of income and cash flows for fiscal 2002, 2003 and 2004 was not material. However, because the cumulative impact, if recorded in the fourth quarter of fiscal 2004, would have been material to net income for the fourth quarter of 2004, the Company restated its condensed consolidated financial statements for the quarters ended March 31, 2004, June 30, 2004 and September 30, 2004 as reported in Forms 10-Q/A.

     In addition, we have revised our classification of intangible assets, and the associated income tax liabilities in the condensed consolidated balance sheets, which resulted in the recognition, apart from goodwill, of $2,143,271 and $2,580,000 of customer relationships and trade names, respectively, as of December 31, 2003. As part of the revised classification, in 2003 we recorded a deferred tax liability of $1,756,400 which relates to the book versus tax basis difference associated with these customer relationships and trade name assets. The deferred tax liability was recorded as a component of our purchase accounting for these acquisitions and accordingly increased goodwill by a corresponding amount. The impact of this revised classification and the recognition of the associated income tax liabilities to the condensed consolidated balance sheet was not material.

     The effect of this restatement has been included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-Q/A.

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

     We have also continued to pursue an acquisition strategy, which has played an important role in helping us increase sales from $75,680,000 in 2000 to $99,274,000 in 2003. However, operating margins as measured as a percentage of sales declined over this period. The main cost drivers for us are the cost of labor and related employee benefits. Competition for labor resources and increases in medical insurance costs drive these costs higher. These increased costs combined with flat internal sales growth contributed to lower operating margins. During 2003, we reviewed and adjusted staffing levels at each of our locations to minimize the costs of the slowdown in sales growth. We have been cautious about labor reductions due to the need to maintain an available and properly trained workforce in anticipation of future sales growth. Beginning in the fourth quarter of 2001 and continuing through 2004, we first developed and subsequently continued to invest in the “NDX Reliance Program™”, a national marketing and branding campaign that we believe holds long-term value and will help us attain our sales objectives.

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

     A commitment fee of one eighth of 1% per annum is payable on the unused amount of both lines of credit. At March 31, 2004, the full principal amount was available to us under the $8,000,000 line of credit facility and the outstanding balance under the $4,000,000 revolving line of credit credit facility was $869,000 with $3,131,000 available. The Agreement requires compliance with certain covenants, including the maintenance of specified net worth and other financial ratios. We were in compliance with these covenants as of March 31, 2004.

     Our management believes that cash flow from operations and available financing arrangements will be sufficient to meet contemplated operating and capital requirements, including deferred payments associated with prior acquisitions and costs associated with anticipated acquisitions, if any, in the foreseeable future.

Commitments and Contingencies

The following table represents a list of our contractual obligations and commitments as of March 31, 2004 :

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

Results of Operations

     The following table sets forth for the periods indicated the percentage of net sales represented by certain items in our condensed consolidated financial statements:

	Three Months Ended
	March 31,
	2003	2004
		(Restated)
Net sales	100.0%	100.0%
Cost of goods sold	60.1	58.5

Gross profit	39.9	41.5
Selling, general and administrative expenses	30.6	31.8

Operating income	9.3	9.7
Other expense	0.2	0.2
Interest (income) expense	0.0	0.1

Income before provision for income taxes	9.1	9.4
Provision for income taxes	3.5	3.7

Net income	5.6%	5.7%

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

Selling, General and Administrative Expenses

     Selling, general and administrative expenses, which consist of selling, delivery and administrative expenses both at the laboratory and corporate level, were $8,885,000 or 31.8% of sales in 2004 compared to $7,344,000 or 30.6% in 2003. The increase of $1,541,000 was related to the added administrative and delivery costs for recent acquisitions as well as the overall increases in insurance, benefits and utility costs.

     Beginning in 2004, we revised our classification of certain intangibles acquired through current and prior period business combinations. Specifically, the recognition of value as assigned to customer relationship intangibles resulted in amortization expense of approximately $129,000, of which approximately $70,000 relates to prior periods. Additionally, we recorded a charge of $77,000 to recognize impairment of acquired trade names in prior periods.

Operating Income

     As a result of the factors discussed above, our operating income increased by $502,000 to $2,713,000 for the three months ended March 31, 2004 from $2,211,000 for the comparable three months ended March 31, 2003. As a percentage of net sales, operating income increased from 9.3% in 2003 to 9.7% for 2004.

Interest Expense

     Interest expense was $11,000 in the first quarter of 2004 compared with interest income of $9,000 in the first quarter of 2003. This increase of $20,000 was primarily due to outstanding borrowings under the line of credit and a decrease in the average cash and cash equivalents balance.

Provision for Income Taxes

     The provision for income taxes increased to $1,054,000 in 2004 from $835,000 in 2003 due to an increase in operating income and a higher effective tax rate. The effective tax rate increased to 40% in 2004 from 38.5% in 2003 due to expected increases in non-deductible expenses.

Net Income

     As a result of all of the factors discussed above, net income increased to $1,581,000 or $.29 per share on a diluted basis in the first quarter of 2004 from $1,332,000 or $.26 per share on a diluted basis in the first quarter of 2003.

Factors That May Affect Future Results

     Various risks, uncertainties and contingencies could cause our actual results, performance or achievements to differ materially from those expressed in, or implied by, statements contained in this Quarterly Report on Form 10-Q/A, including, but not limited to, the following:

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

     Management’s Consideration of the Restatement

     In concluding that our internal control over financial reporting was effective as of December 31, 2004, as summarized in Item 9A of our Form 10-K for the year ended December 31, 2004, our management considered, among other things, the control deficiency related to the accounting for business combinations, which resulted in the need to restate our previously issued condensed consolidated financial statements for the first three fiscal quarters of fiscal 2004. After reviewing and analyzing the Commission’s Staff Accounting Bulletin (“SAB”) No. 99, “Materiality,” Accounting Principles Board Opinion No. 28, “Interim Financial Reporting,” paragraph 29 and SAB Topic 5 F, “Accounting Changes Not Retroactively Applied Due to Immateriality,” and taking into consideration (i) that the restatement adjustments did not have a material impact on the financial statements of prior interim or annual periods taken as a whole; (ii) that the cumulative impact of the restatement adjustments on stockholders’ equity was not material to the financial statements of prior interim or annual periods; and (iii) that National Dentex decided to restate its previously issued financial statements solely because the cumulative impact of the error, if recorded in the fourth quarter of 2004, would have been material to the current quarter’s reported net income, management concluded that the control deficiency that resulted in the restatement of the financial statements for the first three fiscal quarters of fiscal 2004, was not, in itself, a material weakness. Furthermore, management concluded that the control deficiency that resulted in the restatement when aggregated with other deficiencies did not constitute a material weakness.

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

NATIONAL DENTEX CORPORATION Registrant

May 24, 2005	By:	/s/ DAVID L. BROWN

David L. Brown
President, CEO and Director
(Principal Executive Officer)

May 24, 2005	By:	/s/ RICHARD F. BECKER, JR.

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