Form 10-Q/A
period 2004-06-30
NATIONAL DENTEX CORP /MA/
filed 2005-05-24
CIK 913616

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q/A*

(Amendment No. 2)

Quarterly Report Pursuant to Section 13 or 15(d)

of the

Securities Exchange Act of 1934

For the Quarter ended June 30, 2004	Commission File Number: 000-23092

NATIONAL DENTEX CORPORATION

Massachusetts	04-2762050

(State of Incorporation)	(I.R.S. Identification No.)

526 Boston Post Road, Wayland, MA	01778

(Address of Principal Executive Offices)	(Zip Code)

(508) – 358 – 4422

(Registrant’s Telephone Number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and has been subject to such filing requirements for the past 90 days.

Yes☑ No ☐

*Amendment to Part I, Item 1, Item 2, and Item 4 as set forth herein.

EXPLANATORY NOTE

As previously discussed in our press release dated May 9, 2005 and our Current Report on Form 8-K filed with the SEC on May 12, 2005, we are filing this Amendment No. 2 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004 as during the process of closing our accounting records for fiscal 2004 and preparing our corresponding Annual Report on Form 10-K we determined that we needed to restate the condensed consolidated financial statements contained in our previously filed Quarterly Reports on Form 10-Q for each of the first three fiscal quarters of 2004 to revise the accounting for intangible assets recorded in connection with certain acquisitions. In the process of analyzing all subject acquisitions we identified two intangible assets that we had not previously recognized apart from goodwill: customer relationships and trade names. The accounting treatment for these intangible assets requires amortization expense over the estimated economic useful life for customer relationships and impairment testing and associated expense, if any, for trade names. In addition, we have determined that we need to revise the classification of these intangible assets within the condensed consolidated balance sheets of our financial statements.

While we concluded that the adjustments required by this restatement are not material to any of our previously filed Quarterly Reports on Form 10-Q, the significance of the cumulative adjustment of approximately $292,000, or $.06 per share on a diluted basis, precluded it from being recorded solely in the fourth quarter of 2004, thereby necessitating amendments to our prior filings on Form 10-Q made with respect to the first three quarters of fiscal 2004.

Accordingly, we are filing this Amendment No. 2 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004 to amend Part I, Item 1 (Financial Statements) and Part I, Item 2 (Management’s Discussion and Analysis of Financial Condition and Results of Operations). We are also amending Part I, Item 4 (Controls and Procedures).

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

NATIONAL DENTEX CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	December 31,	June 30,
	2003	2004
		(Restated)
ASSET
CURRENT ASSETS:
Cash and cash equivalents	$1,835,471	$1,952,543
Accounts receivable:
Trade, less allowance of $313,000 in 2003 and $282,000 in 2004	11,497,927	12,950,588
Other	416,093	507,912
Inventories, net	5,996,483	5,823,979
Prepaid expenses	1,702,632	2,551,965
Deferred tax asset, current	481,539	519,130

Total current assets	21,930,145	24,306,117

PROPERTY, PLANT AND EQUIPMENT:
Land and buildings	4,620,571	6,584,464
Leasehold and building improvements	6,953,659	6,997,878
Laboratory equipment	11,328,266	11,687,987
Furniture and fixtures	4,617,170	4,774,312

	27,519,666	30,044,641
Less — Accumulated depreciation and amortization	14,169,829	15,071,866

Net property, plant and equipment	13,349,837	14,972,775

OTHER ASSETS, net:
Goodwill	27,476,637	28,188,039
Trade names	2,580,000	2,503,000
Customer relationships	2,143,271	1,954,639
Non-competition agreements	2,838,676	2,628,025
Other assets	3,670,427	4,215,616

Total other assets	38,709,011	39,489,319

Total assets	$73,988,993	$78,768,211

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,778,288	$2,007,316
Accrued liabilities:
Payroll and employee benefits	5,106,325	5,815,526
Current portion of deferred purchase price	2,391,951	1,497,894
Other accrued expenses	401,252	843,995

Total current liabilities	9,677,816	10,164,731

LONG-TERM LIABILITIES:
Payroll and employee benefits	1,981,751	2,227,010
Deferred purchase price	304,162	305,388
Deferred tax liability, non-current	1,885,003	1,819,339

Total long-term liabilities	4,170,916	4,351,737

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value
Authorized - 500,000 shares
None issued and outstanding	—	—
Common stock, $.01 par value
Authorized - 8,000,000 shares
Issued - 5,536,533 shares at December 31, 2003 and 5,582,890 shares at June 30, 2004
Outstanding - 5,147,125 shares at December 31, 2003 and 5,193,482 shares at June 30, 2004	36,911	37,219
Paid-in capital	17,034,343	17,542,227
Retained earnings	48,187,945	51,791,235
Treasury stock at cost - 389,408 shares at December 31, 2003 and June 30, 2004	(5,118,938)	(5,118,938)

Total stockholders’ equity	60,140,261	64,251,743

Total liabilities and stockholders’ equity	$73,988,993	$78,768,211

The accompanying notes are an integral part of these condensed consolidated financial statements.

NATIONAL DENTEX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2003	2004	2003	2004
		(Restated)		(Restated)
Net sales	$25,181,837	$28,831,120	$49,147,132	$56,759,310

Cost of goods sold	14,876,595	16,829,279	29,286,411	33,159,580

Gross profit	10,305,242	12,001,841	19,860,721	23,599,730

Selling, general and administrative expenses	7,527,718	8,517,139	14,872,162	17,401,911

Operating income	2,777,524	3,484,702	4,988,559	6,197,819

Other expense	75,702	108,051	128,494	174,629

Interest (income) expense	(6,994)	6,771	(15,622)	17,706

Income before provision for income taxes	2,708,816	3,369,880	4,875,687	6,005,484

Provision for income taxes	1,058,469	1,347,953	1,893,717	2,402,194

Net income	$1,650,347	$2,021,927	$2,981,970	$3,603,290

Net income per share – basic	$.32	$.39	$.58	$.70

Net income per share – diluted	$.32	$.37	$.58	$.66

Weighted average shares outstanding – basic	5,131,765	5,179,503	5,118,228	5,165,698

Weighted average shares outstanding – diluted	5,194,994	5,466,998	5,182,068	5,422,841

The accompanying notes are an integral part of these condensed consolidated financial statements.

NATIONAL DENTEX CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock
	Number of	$.01 Par	Paid-in	Retained	Treasury
	Shares	Value	Capital	Earnings	Stock	Total
BALANCE, December 31, 2003	5,536,533	$36,911	$17,034,343	$48,187,945	$(5,118,938)	$60,140,261

Issuance of 19,121 shares of common stock under the stock option plans	19,121	127	222,712	—	—	222,839

Issuance of 27,236 shares of common stock under the stock purchase plan	27,236	181	285,172	—	—	285,353

Net income (Restated)	—	—	—	3,603,290	—	3,603,290

BALANCE, June 30, 2004 (Restated)	5,582,890	$37,219	$17,542,227	$51,791,235	$(5,118,938)	$64,251,743

The accompanying notes are an integral part of these condensed consolidated financial statements.

NATIONAL DENTEX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended
	June 30,	June 30,
	2003	2004
		(Restated)
Cash flows from operating activities:
Net income	$2,981,970	$3,603,290
Adjustments to reconcile net income to net cash provided by operating activities, net of effects of acquisitions:
Depreciation and amortization	1,128,805	1,502,974
Impairment of long-lived assets	—	77,000
Provision (benefit) for deferred income taxes	2,212	(44,630)
Provision for bad debts	50,864	22,411
Changes in operating assets and liabilities, net of effects of acquisitions:
Increase in accounts receivable	(952,004)	(1,541,749)
Decrease in inventories	14,960	181,069
Increase in prepaid expenses	(140,811)	(849,333)
Increase in other assets	(607,993)	(1,267,037)
Increase in accounts payable and accrued liabilities	60,523	2,158,995

Net cash provided by operating activities	2,538,526	3,842,990

Cash flows from investing activities:
Payment for acquisitions, net of cash acquired	(507,414)	(117,000)
Payment of deferred purchase price	(915,925)	(1,636,740)
Additions to property, plant and equipment, net	(1,556,670)	(2,480,370)

Net cash used in investing activities	(2,980,009)	(4,234,110)

Cash flows from financing activities:
Issuance of common stock	309,986	508,192

Net cash provided by financing activities	309,986	508,192

Net (decrease) increase in cash and cash equivalents	(131,497)	117,072

Cash and cash equivalents at beginning of period	5,808,435	1,835,471

Cash and cash equivalents at end of period	$5,676,938	$1,952,543

Supplemental disclosures of cash flow information:
Interest paid	$5,937	$18,563

Income taxes paid	$1,286,353	$2,228,059

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

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s condensed consolidated financial statements for the year ended December 31, 2003 as filed with the SEC on Form 10-K. Certain amounts in the financial statements for the year ended December 31, 2003 have been reclassified to conform to the current period presentation.

(2) Restatement of prior financial information

     In connection with its accounting for purchase business combinations, the Company had not historically recognized certain identifiable intangible assets, specifically customer relationships and trade names, apart from goodwill. However, in 2004 based upon a re-examination of the applicable accounting literature, FASB issued Statement No. 141 (SFAS 141),“Business Combinations”, FASB issued Statement No. 142 (SFAS 142), “Goodwill and Other Intangible Assets” and Emerging Issues Task Force Abstract 02-17 “Recognition of Customer Relationship Intangible Assets Acquired in a Business Combination” (EITF 02-17), the Company determined that the proper accounting practice is to recognize customer relationships and trade names as separate identifiable intangible assets apart from goodwill in acquisitions consummated by the Company subsequent to the applicable effective dates of SFAS 141 and EITF 02-17.

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

     The effect of recognizing customer relationship and trade name intangibles apart from goodwill resulted in out of period charges in the first quarter of 2004 for amortization expense of $70,000 and impairment charges of $77,000. The impact of these out of period charges to the consolidated statements of income and cash flows for fiscal 2002, 2003 and 2004 was not material. However, because the cumulative impact, if recorded in the fourth quarter of fiscal 2004, would have been material to net income for the fourth quarter of 2004, the Company restated its condensed consolidated financial statements for the quarters ended March 31, 2004, June 30, 2004 and September 30, 2004 as reported in Forms 10-Q/A. The effect of these out of period charges and current period amortization expense for the three and six-months ended June 30, 2004 of $60,000 and $119,000, respectively, has been summarized as follows:

Notes to Condensed Consolidated Financial Statements (Continued)

	As Previously		As
	Reported		Restated
	Three Months Ended		Three Months Ended
	June 30, 2004	Adjustments	June 30, 2004
Condensed Consolidated Balance Sheets
Customer relationships, net of amortization expense	$—	$1,954,639	$1,954,639
Trade names, net of impairment charges	—	2,503,000	2,503,000
Goodwill	31,154,910	(2,966,871)	28,188,039
Deferred income tax liability – non current	169,192	1,650,147	1,819,339
Retained earnings	51,950,615	(159,380)	51,791,235

Condensed Consolidated Statements of Income
Selling, general and administrative expenses	8,457,604	59,535	8,517,139

Operating income	3,544,237	(59,535)	3,484,702

Income before provision for income taxes	3,429,415	(59,535)	3,369,880
Provision for income taxes	1,371,766	(23,813)	1,347,953

Net income	2,057,649	(35,722)	2,021,927

Net income per share — basic	.40	(.01)	.39
Net income per share — diluted	.38	(.01)	.37

	As Previously		As
	Reported		Restated
	Six Months Ended		Six Months Ended
	June 30, 2004	Adjustments	June 30, 2004

Condensed Consolidated Balance Sheets
Customer relationships, net of amortization expense	$—	$1,954,639	$1,954,639
Trade names, net of impairment charges	—	2,503,000	2,503,000
Goodwill	31,154,910	(2,966,871)	28,188,039
Deferred income tax liability — non current	169,192	1,650,147	1,819,339
Retained Earnings	51,950,615	(159,380)	51,791,235

Condensed Consolidated Statements of Income
Selling, general and administrative expenses	17,136,279	265,632	17,401,911

Operating income	6,463,451	(265,632)	6,197,819

Income before provision for income taxes	6,271,116	(265,632)	6,005,484
Provision for income taxes	2,508,446	(106,252)	2,402,194

Net income	3,762,670	(159,380)	3,603,290

Net income per share — basic	.73	(.03)	.70
Net income per share — diluted	.69	(.03)	.66

Notes to Condensed Consolidated Financial Statements (Continued)

(3) Goodwill and Other Intangible Assets

Goodwill and Other Indefinite-Lived Intangible Assets Not Subject to Amortization

     In accordance with SFAS 142; goodwill amortization ceased on December 31, 2001. The Company continually evaluates whether events and circumstances have occurred that indicate that the value of goodwill has been impaired. In accordance with SFAS 142, goodwill is evaluated for possible impairment on an annual basis, based on a two-step process. The first step is to compare the fair value of the reporting unit to its carrying amount to determine if there is potential impairment. If the fair value of the reporting unit is less than its carrying value, the second step would be to record an impairment loss to the extent of that difference. The Company determines fair value using factors based on revenue and operating margins. There has been no impairment of goodwill in 2002, 2003 or 2004.

     Additionally, the Company also recognizes the existence of value in trade names acquired in business combinations and believes the useful life of this intangible to be indefinite. Accordingly, trade names are also evaluated for impairment on an annual basis in accordance with SFAS No. 142. Impairment charges related to trade names are recognized when the fair value is less than the carrying value of the asset. Impairment charges related to trade names were recorded in the quarter ended March 31, 2004 in the amount of $77,000, which relates to prior periods. Trade name impairment charges resulted from a decline in forecasted revenue at specific laboratories in comparison to revenue forecasts used in previous valuation calculations.

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

     During the six months ended June 30, 2003 the Company acquired the following dental laboratory operations:

Acquisition	Form of Acquisition	Location	Period Acquired
Nobilium of Texas	Certain Assets	Houston,TX	March 2003
Accurate Dental Laboratory	Certain Assets	Albuquerque,NM	April 2003
Jackson Dental Laboratory	Certain Assets	Orlando, FL	April 2003

     During the six months ended June 30, 2004 the Company acquired the following dental laboratory operations:

Acquisition	Form of Acquisition	Location	Period Acquired
Hamlett Dental Laboratory	Certain Assets	Holt, MI	April 2004
Dental Arts Laboratory of Dallas	Certain Assets	Dallas, TX	May 2004

Notes to Condensed Consolidated Financial Statements (Continued)

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

	Six Months Ended
	June 30,	June 30,
	2003	2004
Net sales	$49,600,000	$56,892,000
Net income	3,045,000	3,623,000
Net income per share:
Basic	$.59	$.70
Diluted	$.59	$.67

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2004	2003	2004
Weighted average number of shares used in basic earnings per share calculation	5,131,765	5,179,503	5,118,228	5,165,698
Incremental shares under option plans	63,229	287,495	63,840	257,143

Weighed average number of shares used in diluted earnings per share calculation	5,194,994	5,466,998	5,182,068	5,422,841

Shares under option plans excluded in computation of diluted earnings per share due to anti-dilutive effects	755,750	None	755,750	None

     The following table summarizes options that were outstanding but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2004	2003	2004
Number of Options for Common Shares	755,750	None	755,750	None

Range of Exercise Prices	$13.01-$16.59	—	$13.01-$16.59	—

Expire Through:	January 2013	—	January 2013	—

Notes to Condensed Consolidated Financial Statements (Continued)

(7) Stock-Based Compensation

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2003	2004	2003	2004
		(Restated)		(Restated)
Net income, as reported:	$1,650,347	$2,021,927	$2,981,970	$3,603,290
Stock-based employee compensation expense included in reported net income	—	—	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	77,602	38,592	170,628	82,686

Pro forma net income	$1,572,745	$1,983,335	$2,811,342	$3,520,604

Earnings per share: As reported, basic	$.32	$.39	$.58	$.70
Pro forma, basic	.31	.38	.55	.68
As reported, diluted	.32	.37	.58	.66
Pro forma, diluted	.30	.36	.54	.65

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

(9) Inventories

     Inventories consist of the following:

	December 31, 2003	June 30, 2004
Raw Materials	$5,000,816	4,823,322
Work in Process	995,667	1,000,657

	$5,996,483	$5,823,979

Notes to Condensed Consolidated Financial Statements (Continued)

(10) Lines of Credit

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

(12) Subsequent Events

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

Restatement

     As further discussed in Note 2 to the condensed consolidated financial statements, we restated previously issued condensed consolidated financial statements for the three and six-months ended June 30, 2004. This restatement included pre-tax adjustments which totaled $60,000 and $266,000 for the three and six-months ended June 30, 2004, respectively, for amortization expense and asset impairment charges associated with customer relationship and trade name intangible assets.

     The effect of recognizing customer relationship and trade name intangibles apart from goodwill resulted in out of period charges in the first quarter of 2004 for amortization expense of $70,000 and impairment charges of $77,000 which is included in the $266,000 restatement adjustment. The impact of these out of period charges to the consolidated statements of income and cash flows for fiscal 2002, 2003 and 2004 was not material. However, because the cumulative impact, if recorded in the fourth quarter of fiscal 2004, would have been material to net income for the fourth quarter of 2004, the Company restated its condensed consolidated financial statements for the quarters ended March 31, 2004, June 30, 2004 and September 30, 2004 as reported in Forms 10-Q/A.

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

Commitments and Contingencies

     The following table represents a list of our contractual obligations and commitments as of June 30, 2004 :

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

Results of Operations

     The following table sets forth for the periods indicated the percentage of net sales represented by certain items in our condensed consolidated financial statements:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2003	2004	2003	2004
		(Restated)		(Restated)
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	59.1	58.4	59.5	58.4

Gross profit	40.9	41.6	40.5	41.6
Selling, general and administrative expenses	29.9	29.5	30.3	30.7

Operating income	11.0	12.1	10.2	10.9
Other expense	0.2	0.4	0.3	0.3
Interest (income) expense	0.0	0.0	0.0	0.0

Income before provision for income taxes	10.8	11.7	9.9	10.6
Provision for income taxes	4.2	4.7	3.8	4.3

Net income	6.6%	7.0%	6.1%	6.3%

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

Selling, General and Administrative Expenses

     Selling, general and administrative expenses, which consist of selling, delivery and administrative expenses both at the laboratory and corporate level, were $17,402,000 or 30.7% of sales in 2004 compared to $14,872,000 or 30.3% in 2003. The increase of $2,530,000 was related to the added administrative and delivery costs for recent acquisitions as well as the overall increases in insurance, benefits and utility costs. As a percentage of sales, declines in selling, delivery and laboratory administrative costs were offset by increases in our laboratory and executive incentive compensation programs. Improving profit margins resulting from sales growth and operational efficiencies increased our required contribution to these programs.

     Beginning in 2004, we revised our classification of certain intangibles acquired through current and prior period business combinations. Specifically, the recognition of value as assigned to customer relationship intangibles resulted in amortization expense of approximately $189,000, of which approximately $70,000 relates to prior periods. Additionally, we recorded a charge of $77,000 to recognize impairment of acquired trade names in prior periods.

Operating Income

     As a result of the factors discussed above, our operating income increased by $1,209,000 to $6,198,000 for the six months ended June 30, 2004 from $4,989,000 for the comparable six months ended June 30, 2003. As a percentage of net sales, operating income increased from 10.2% in 2003 to 10.9% in 2004.

Interest (Income) Expense

     Interest expense was $18,000 in the first six months of 2004 compared with interest income of $16,000 in the first six months of 2003. The change of $34,000 was primarily due to periodic borrowings under the line of credit during 2004 and a decrease in the average cash and cash equivalents balance from 2003 to 2004.

Provision for Income Taxes

     The provision for income taxes increased to $2,402,000 in 2004 from $1,894,000 in 2003 due to an increase in operating income and a higher effective tax rate. The effective tax rate increased to 40.0% in 2004 from 38.8% in 2003 due to expected increases in non-deductible expenses.

Net Income

     As a result of all of the factors discussed above, net income increased to $3,603,000 or $.66 per share on a diluted basis in the first six months of 2004 from $2,982,000 or $.58 per share on a diluted basis in the first six months of 2003.

Three Months Ended June 30, 2004 Compared with Three Months Ended June 30, 2003

Net Sales

     For the three months ended June 30, 2004, net sales increased $3,649,000 or 14.5% from the prior year. Net sales increased by approximately $2,928,000, or 11.6%, as a result of acquisitions, measured by business at dental laboratories owned less than one year. Net sales increased approximately $721,000, an increase of 2.9%, at dental laboratories owned for both the three months ended June 30, 2004 and the comparable three months ended June 30, 2003.

Cost of Goods Sold

     Cost of goods sold as a percentage of sales was 58.4% in the quarter ended June 30, 2004 compared with 59.1% in the same period of 2003 for reasons comparable to the six-month period discussed above.

Selling, General and Administrative Expenses

     Selling, general and administrative expenses, which consist of selling, delivery and administrative expenses both at the laboratory and corporate level, were $8,517,000 or 29.5% of sales in 2004 compared to $7,528,000 or 29.9% in 2003 for reasons comparable to the six-month period discussed above.

Operating Income

     As a result of the factors discussed above, and for reasons comparable to the six-month period discussed above, our operating income increased by $707,000 to $3,485,000 for the three months ended June 30, 2004 from $2,778,000 for the comparable three months ended June 30, 2003. As a percentage of net sales, operating income increased from 11.0% in 2003 to 12.1% in 2004.

Interest (Income) Expense

     Interest expense was $7,000 in the second quarter of 2004 compared with interest income of $7,000 in the second quarter of 2003 for reasons comparable to the six-month period discussed above.

Provision for Income Taxes

     The provision for income taxes increased to $1,348,000 in 2004 from $1,058,000 in 2003 and the effective tax rate increased to 40.0% in 2004 from 39.1% in 2003 for reasons comparable to the six-month period discussed above.

Net Income

     As a result of all of the factors discussed above, net income increased to $2,022,000 or $.37 per share on a diluted basis in the second quarter of 2004 from $1,650,000 or $.32 per share on a diluted basis in the second quarter of 2003.

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

     Management’s Consideration of the Restatement

     In concluding that our internal control over financial reporting was effective as of December 31, 2004 as summarized in Item 9A of our Form 10-K for the year ended December 31, 2004, our management considered, among other things, the control deficiency related to the accounting for business combinations, which resulted in the need to restate our previously issued condensed consolidated financial statements for the first three fiscal quarters of fiscal 2004. After reviewing and analyzing the Commission’s Staff Accounting Bulletin (“SAB”) No. 99, “Materiality,” Accounting Principles Board Opinion No. 28, “Interim Financial Reporting,” paragraph 29 and SAB Topic 5 F, “Accounting Changes Not Retroactively Applied Due to Immateriality,” and taking into consideration (i) that the restatement adjustments did not have a material impact on the financial statements of prior interim or annual periods taken as a whole; (ii) that the cumulative impact of the restatement adjustments on stockholders’ equity was not material to the financial statements of prior interim or annual periods; and (iii) that National Dentex decided to restate its previously issued financial statements solely because the cumulative impact of the error, if recorded in the fourth quarter of 2004, would have been material to the current quarter’s reported net income, management concluded that the control deficiency that resulted in the restatement of the financial statements for the first three fiscal quarters of fiscal 2004, was not, in itself, a material weakness. Furthermore, management concluded that the control deficiency that resulted in the restatement when aggregated with other deficiencies did not constitute a material weakness.

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