Form 10-Q/A
period 2004-09-30
NATIONAL DENTEX CORP /MA/
filed 2005-05-24
CIK 913616

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q/A*

(Amendment No. 1)

Quarterly Report Pursuant to Section 13 or 15(d)
of the
Securities Exchange Act of 1934

For the Quarter ended September 30, 2004	Commission File Number: 000-23092

NATIONAL DENTEX CORPORATION

Massachusetts	04-2762050

(State of Incorporation)	(I.R.S. Identification No.)

526 Boston Post Road, Wayland, MA (Address of Principal Executive Offices)	01778 (Zip Code)

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

EXPLANATORY NOTE

As previously discussed in our press release dated May 9, 2005 and our Current Report on Form 8-K filed with the SEC on May 12, 2005, we are filing this Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004 as during the process of closing our accounting records for fiscal 2004 and preparing our corresponding Annual Report on Form 10-K we determined that we needed to restate the condensed consolidated financial statements contained in our previously filed Quarterly Reports on Form 10-Q for each of the first three fiscal quarters of 2004 to revise the accounting for intangible assets recorded in connection with certain acquisitions. In the process of analyzing all subject acquisitions we identified two intangible assets that we had not previously recognized apart from goodwill: customer relationships and trade names. The accounting treatment for these intangible assets requires amortization expense over the estimated economic useful life for customer relationships and impairment testing and associated expense, if any, for trade names. In addition, we have determined that we need to revise the classification of these intangible assets within the condensed consolidated balance sheets of our financial statements.

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

Accordingly, we are filing this Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004 to amend Part I, Item 1 (Financial Statements) and Part I, Item 2 (Management’s Discussion and Analysis of Financial Condition and Results of Operations). We are also amending Part I, Item 4 (Controls and Procedures).

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

NATIONAL DENTEX CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	December 31,	September 30,
	2003	2004
		(Restated)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,835,471	$2,825,987
Accounts receivable:
Trade, less allowance of $313,000 in 2003 and $235,000 in 2004	11,497,927	12,139,326
Other	416,093	422,467
Inventories, net	5,996,483	6,125,349
Prepaid expenses	1,702,632	1,864,039
Deferred tax asset, current	481,539	289,866

Total current assets	21,930,145	23,667,034

PROPERTY, PLANT AND EQUIPMENT:
Land and buildings	4,620,571	6,617,568
Leasehold and building improvements	6,953,659	7,147,839
Laboratory equipment	11,328,266	12,210,769
Furniture and fixtures	4,617,170	4,939,669

	27,519,666	30,915,845
Less — Accumulated depreciation and amortization	14,169,829	15,555,736

Net property, plant and equipment	13,349,837	15,360,109

OTHER ASSETS:
Goodwill	27,476,637	29,140,628
Trade names	2,580,000	3,003,000
Customer relationships	2,143,271	2,680,289
Non-competition agreements	2,838,676	2,875,262
Other assets	3,670,427	4,384,006

Total other assets	38,709,011	42,083,185

Total assets	$73,988,993	$81,110,328

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Revolving line of credit	$—	$3,400,000
Accounts payable	1,778,288	2,085,490
Accrued liabilities:
Payroll and employee benefits	5,106,325	4,666,376
Current portion of deferred purchase price	2,391,951	767,611
Other accrued expenses	401,252	302,252

Total current liabilities	9,677,816	11,221,729

LONG-TERM LIABILITIES:
Payroll and employee benefits	1,981,751	2,348,003
Deferred purchase price	304,162	157,219
Deferred tax liability	1,885,003	2,140,407

Total long-term liabilities	4,170,916	4,645,629

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value Authorized - 500,000 shares None issued and outstanding	—	—
Common stock, $.01 par value Authorized - 8,000,000 shares Issued - 5,536,533 shares at December 31, 2003 and 5,587,390 shares at September 30, 2004. Outstanding - 5,147,125 shares at December 31, 2003 and 5,197,982 shares at September 30, 2004	36,911	37,249
Paid-in capital	17,034,343	17,598,314
Retained earnings	48,187,945	52,726,345
Treasury stock at cost - 389,408 shares at December 31, 2003 and September 30, 2004	(5,118,938)	(5,118,938)

Total stockholders’ equity	60,140,261	65,242,970

Total liabilities and stockholders’ equity	$73,988,993	$81,110,328

The accompanying notes are an integral part of these condensed consolidated financial statements.

NATIONAL DENTEX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2003	2004	2003	2004
		(Restated)		(Restated)
Net sales	$24,357,436	$27,394,696	$73,504,568	$84,154,006

Cost of goods sold	14,788,311	16,734,231	44,074,722	49,893,811

Gross profit	9,569,125	10,660,465	29,429,846	34,260,195

Selling, general and administrative expenses	7,579,712	8,978,782	22,451,874	26,380,693

Operating income	1,989,413	1,681,683	6,977,972	7,879,502

Other expense	89,301	112,563	217,795	287,192

Interest (income) expense	(5,292)	10,604	(20,914)	28,310

Income before provision for income taxes	1,905,404	1,558,516	6,781,091	7,564,000

Provision for income taxes	628,440	623,406	2,522,157	3,025,600

Net income	$1,276,964	$935,110	$4,258,934	$4,538,400

Net income per share – basic	$.25	$.18	$.83	$.88

Net income per share – diluted	$.24	$.17	$.82	$.83

Weighted average shares outstanding – basic	5,141,177	5,194,453	5,125,962	5,175,353

Weighted average shares outstanding – diluted	5,244,910	5,492,320	5,195,083	5,446,958

The accompanying notes are an integral part of these condensed consolidated financial statements.

NATIONAL DENTEX CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock
	Number of	$.01 Par	Paid-in	Retained	Treasury
	Shares	Value	Capital	Earnings	Stock	Total
BALANCE, December 31, 2003	5,536,533	$36,911	$17,034,343	$48,187,945	$(5,118,938)	$60,140,261

Issuance of 23,621 shares of common stock under the stock option plans	23,621	157	278,799	—	—	278,956

Issuance of 27,236 shares of common stock under the stock purchase plan	27,236	181	285,172	—	—	285,353

Net income (Restated)	—	—	—	4,538,400	—	4,538,400

BALANCE, September 30, 2004 (Restated)	5,587,390	$37,249	$17,598,314	$52,726,345	$(5,118,938)	$65,242,970

The accompanying notes are an integral part of these condensed consolidated financial statements.

NATIONAL DENTEX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended
	September 30,	September 30,
	2003	2004
Cash flows from operating activities:		(Restated)
Net income	$4,258,934	$4,538,400
Adjustments to reconcile net income to net cash provided by operating activities, net of effects of acquisitions:
Depreciation and amortization	1,738,956	2,305,707
Impairment of long-lived assets	—	77,000
Provision (benefit) for deferred income taxes	121,385	(154,399)
Provision for bad debts	77,797	52,896
Issuance of common stock as director’s fees	48,006	—
Changes in operating assets and liabilities, net of effects of acquisitions:
Increase in accounts receivable	(263,697)	(171,633)
Decrease in inventories	146,992	24,819
Increase in prepaid expenses	(18,176)	(161,407)
Increase in other assets	(700,158)	(487,863)
Decrease in accounts payable and accrued liabilities	(528,293)	(541,345)

Net cash provided by operating activities	4,881,746	5,482,175

Cash flows from investing activities:
Payment for acquisitions, net of cash acquired	(3,883,570)	(3,643,778)
Payment of deferred purchase price	(1,222,676)	(1,855,792)
Additions to property, plant and equipment, net	(2,158,485)	(2,956,398)

Net cash used in investing activities	(7,264,731)	(8,455,968)

Cash flows from financing activities:
Borrowings of current obligations	—	3,400,000
Issuance of common stock	354,208	564,309

Net cash provided by financing activities	354,208	3,964,309

Net (decrease) increase in cash and cash equivalents	(2,028,777)	990,516

Cash and cash equivalents at beginning of period	5,808,435	1,835,471

Cash and cash equivalents at end of period	$3,779,658	$2,825,987

Supplemental disclosures of cash flow information:
Interest paid	$8,509	$30,832

Income taxes paid	$1,950,920	$3,743,066

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

     The effect of recognizing customer relationship and trade name intangibles apart from goodwill resulted in out of period charges in the first quarter of 2004 for amortization expense of $70,000 and impairment charges of $77,000. The impact of these out of period charges to the consolidated statements of income and cash flows for 2002, 2003 and 2004 was not material. However, because the cumulative impact, if recorded in the fourth quarter of fiscal 2004, would have been material to net income for the fourth quarter of 2004, the Company restated its condensed consolidated financial statements for the quarters ended March 31, 2004, June 30, 2004 and September 30, 2004 as reported in Forms 10-Q/A. The effect of these out of period charges and current period amortization expense for the three and nine-months ended September 30, 2004 of $74,000 and $193,000, respectively, has been summarized as follows:

Notes to Condensed Consolidated Financial Statements (Continued)

	As Previously		As
	Reported		Restated
	Three Months Ended		Three Months Ended
	September 30, 2004	Adjustments	September 30, 2004

Condensed Consolidated Balance Sheets
Customer relationships, net of amortization expense	$—	$2,680,289	$2,680,289
Trade names, net of impairment charges	—	3,003,000	3,003,000
Goodwill	32,887,499	(3,746,871)	29,140,628
Deferred income tax liability – non current	—	2,140,407	2,140,407
Retained earnings	52,930,334	(203,989)	52,726,345

Condensed Consolidated Statements of Income
Selling, general and administrative expenses	8,904,432	74,350	8,978,782

Operating income	1,756,033	(74,350)	1,681,683

Income before provision for income taxes	1,632,866	(74,350)	1,558,516
Provision for income taxes	653,147	(29,741)	623,406

Net income	979,719	(44,609)	935,110

Net income per share - basic	.19	(.01)	.18
Net income per share - diluted	.18	(.01)	.17

	As Previously		As
	Reported		Restated
	Nine Months Ended		Nine Months Ended
	September 30, 2004	Adjustments	September 30, 2004

Condensed Consolidated Balance Sheets
Customer relationships, net of amortization expense	$—	$2,680,289	$2,680,289
Trade names, net of impairment charges	—	3,003,000	3,003,000
Goodwill	32,887,499	(3,746,871)	29,140,628
Deferred income tax liability - non current	—	2,140,407	2,140,407
Retained Earnings	52,930,334	(203,989)	52,726,345

Condensed Consolidated Statements of Income
Selling, general and administrative expenses	26,040,711	339,982	26,380,693

Operating income	8,219,484	(339,982)	7,879,502

Income before provision for income taxes	7,903,982	(339,982)	7,564,000
Provision for income taxes	3,161,593	(135,993)	3,025,600

Net income	4,742,389	(203,989)	4,538,400

Net income per share - basic	.91	(.03)	.88
Net income per share - diluted	.87	(.04)	.83

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

     During the nine months ended September 30, 2003 the Company acquired the following dental laboratory operations:

Acquisition	Form of Acquisition	Location	Period Acquired
Nobilium of Texas	Certain Assets	Houston, TX	March 2003
Accurate Dental Laboratory	Certain Assets	Albuquerque, NM	April 2003
Jackson Dental Laboratory	Certain Assets	Orlando, FL	April 2003
Salem Dental Laboratory	All Outstanding Capital Stock	Cleveland, OH	July 2003
Top Quality Partials	All Outstanding Capital Stock	Apopka, FL	September 2003

     During the nine months ended September 30, 2004 the Company acquired the following dental laboratory operations:

Acquisition	Form of Acquisition	Location	Period Acquired
Hamlett Dental Laboratory	Certain Assets	Holt, MI	April 2004
Dental Arts Laboratory of Dallas	Certain Assets	Dallas, TX	May 2004
G&S Dental Laboratory	Certain Assets	North Royalton, OH	July 2004
Loyd Dental Laboratory	Certain Assets	Indianapolis, IN	July 2004
Artisan Dental Studio	Certain Assets	Lakewood, CO	July 2004
D.H. Baker Dental Laboratory	All Outstanding Capital Stock	Traverse City, MI	August 2004

Notes to Condensed Consolidated Financial Statements (Continued)

     The purchase price for D.H. Baker Dental Laboratory has been allocated to the acquired assets and liabilities based on estimates of their fair values. The final D.H. Baker Dental Laboratory purchase price allocation, as included in Form 10-K for the year ended December 31, 2004, is as follows:

D.H. Baker
Dental Laboratory
Total Purchase Price	$3,983,000

Less Fair Market Values Assigned to Tangible Assets and Liabilities:
Cash	632,000
Accounts receivable	480,000
Inventories	113,000
Property, plant and equipment	303,000
Other assets	8,000
Accounts payable	(100,000)
Accrued liabilities and other	(785,000)
Less Fair Market Values Assigned to Intangible Assets:
Customer relationships	800,000
Trade names	500,000
Non-compete agreements	200,000

Goodwill	$1,832,000

     All acquisitions have been reflected in the accompanying condensed consolidated financial statements from the date of acquisition and have been accounted for as purchases in accordance with SFAS No.141, “Business Combinations”. The total purchase price for all other acquisitions, while not material to the condensed consolidated financial position, results of operations or cash flows in any of the periods presented, has also been allocated to the acquired assets and liabilities based on estimates of their fair values. The following pro forma operating results of the Company assume these acquisitions had been made as of January 1, 2003. Such information includes adjustments to reflect additional depreciation, amortization and interest expense and is not necessarily indicative of what the results of operations would actually have been, or the results of operations to be expected in future periods.

	Nine Months Ended
	September 30,	September 30,
	2003	2004
Net sales	$80,352,000	$87,119,000
Net income	4,809,000	4,768,000
Net income per share:
Basic	$.94	$.92
Diluted	$.93	$.88

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

Notes to Condensed Consolidated Financial Statements (Continued)

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2004	2003	2004
Weighted average number of shares used in basic earnings per share calculation	5,141,177	5,194,453	5,125,962	5,175,353
Incremental shares under option plans	103,733	297,867	69,121	271,605

Weighed average number of shares used in diluted earnings per share calculation	5,244,910	5,492,320	5,195,083	5,446,958

Shares under option plans excluded in computation of diluted earnings per share due to anti-dilutive effects	175,515	None	711,278	None

     The following table summarizes options that were outstanding but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2004	2003	2004
Number of Options for Common Shares	175,515	None	711,278	None

Range of Exercise Prices	$14.59-$16.59	—	$13.37-$16.59	—

Expire Through:	January 2013	—	January 2013	—

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2004	2003	2004
		(Restated)		(Restated)
Net income, as reported:	$1,276,964	$935,110	$4,258,934	$4,538,400
Stock-based employee compensation expense included in reported net income	—	—	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	83,708	37,242	254,336	119,928

Pro forma net income	$1,193,256	$897,868	$4,004,598	$4,418,472

Earnings per share: As reported, basic	$.25	$.18	$.83	$.88
Pro forma, basic	.23	.17	.78	.85
As reported, diluted	.24	.17	.82	.83
Pro forma, diluted	.23	.16	.77	.81

Notes to Condensed Consolidated Financial Statements (Continued)

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

(10) Lines of Credit

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

Restatement

     As further discussed in Note 2 to the condensed consolidated financial statements, we restated previously issued condensed consolidated financial statements for the three and nine-months ended September 30, 2004. This restatement included pre-tax adjustments which totaled $74,000 and $340,000 for the three and nine-months ended September 30, 2004, respectively, for amortization expense and asset impairment charges associated with customer relationship and trade name intangible assets.

     The effect of recognizing customer relationship and trade name intangibles apart from goodwill resulted in out of period charges in the first quarter of 2004 for amortization expense of $70,000 and impairment charges of $77,000 which is included in the $340,000 restatement adjustment. The impact of these out of period charges to the consolidated statements of income and cash flows for fiscal 2002, 2003 and 2004 was not material. However, because the cumulative impact, if recorded in the fourth quarter of fiscal 2004, would have been material to net income for the fourth quarter of 2004, the Company restated its condensed consolidated financial statements for the quarters ended March 31, 2004, June 30, 2004 and September 30, 2004 as reported in Forms 10-Q/A.

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

     A commitment fee of one-eighth of 1% per annum is payable on the unused amount of the first revolving line of credit, plus an annual facility fee of $10,000 on the acquisition line of credit. At September 30, 2004, we had borrowed $3,400,000, with $16,600,000 remaining available on the revolving acquisition line of credit while the full principal amount of $5,000,000 was available under the first revolving line of credit. As of September 30, 2004, the interest rate associated with current borrowing was 2.46%. The Agreement requires compliance with certain covenants, including the maintenance of specified net worth and other financial ratios. As of September 30, 2004, we were in compliance with these covenants.

     Our management believes that cash flow from operations and available financing arrangements will be sufficient to meet contemplated operating and capital requirements, including deferred payments associated with prior acquisitions and costs associated with anticipated acquisitions, if any, in the foreseeable future.

Commitments and Contingencies

The following table represents a list of our contractual obligations and commitments as of September 30, 2004 :

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

Results of Operations

     The following table sets forth for the periods indicated the percentage of net sales represented by certain items in our condensed consolidated financial statements:

	Three Months Ended		Nine Months Ended
	September 30		September 30
		(Restated)		(Restated)
	2003	2004	2003	2004
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	60.7	61.1	60.0	59.3

Gross profit	39.3	38.9	40.0	40.7
Selling, general and administrative expenses	31.1	32.8	30.5	31.3

Operating income	8.2	6.1	9.5	9.4
Other expense	0.4	0.4	0.3	0.4
Interest (income) expense	0.0	0.0	0.0	0.0

Income before provision for income taxes	7.8	5.7	9.2	9.0
Provision for income taxes	2.6	2.3	3.4	3.6

Net income	5.2%	3.4%	5.8%	5.4%

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

Selling, General and Administrative Expenses

     Selling, general and administrative expenses, which consist of selling, delivery and administrative expenses both at the laboratory and corporate level, were $26,381,000 or 31.3% of sales in 2004 compared to $22,452,000 or 30.5% in 2003. The increase of $3,929,000 was related to the added administrative and delivery costs for recent acquisitions as well as the overall increases in insurance, benefits and utility costs. As a percentage of sales, declines in selling, delivery and laboratory administrative costs were offset by increases in our laboratory and executive incentive compensation programs. Improving profit margins resulting from sales growth and operational efficiencies increased our required contribution to these programs. Finally, we have engaged Deloitte and Touche, LLP to assist us in complying with the new internal controls provisions mandated by Section 404 of the Sarbanes-Oxley Act of 2002. Fees paid to Deloitte totaled approximately $360,000 and were incurred during the third quarter. We anticipate a similar level of expense during the fourth quarter but do not believe this level of financial commitment will be required in subsequent years since we believe most of this expense relates to the initial cost of documenting and testing these controls.

     Beginning in 2004, we revised our classification of certain intangibles acquired through current and prior period business combinations. Specifically, the recognition of value as assigned to customer relationship intangibles resulted in amortization expense of approximately $263,000, of which approximately $70,000 relates to prior periods. Additionally, we recorded a charge of $77,000 to recognize impairment of acquired trade names in prior periods.

Operating Income

     As a result of the factors discussed above, our operating income increased by $902,000 to $7,880,000 for the nine months ended September 30, 2004 from $6,978,000 for the comparable nine months ended September 30, 2003. As a percentage of net sales, operating income decreased from 9.5% in 2003 to 9.4% in 2004.

Interest (Income) Expense

     Interest expense was $28,000 in the first nine months of 2004 compared with interest income of $21,000 in the first nine months of 2003. The change of $49,000 was primarily due to periodic borrowings under the lines of credit during 2004 and a decrease in the average cash and cash equivalents balance from 2003 to 2004.

Provision for Income Taxes

     The provision for income taxes increased to $3,026,000 in 2004 from $2,522,000 in 2003 due to an increase in operating income and a higher effective tax rate. The effective tax rate increased to 40.0% in 2004 from 37.2% in 2003. The finalization of certain permanent tax benefits in 2003 resulted in an increase in the tax provision during the comparative nine months of 2004.

Net Income

     As a result of all of the factors discussed above, net income increased to $4,538,000 or $.83 per share on a diluted basis in the first nine months of 2004 from $4,259,000 or $.82 per share on a diluted basis in the first nine months of 2003.

Three Months Ended September 30, 2004 Compared with Three Months Ended September 30, 2003

Net Sales

     For the three months ended September 30, 2004, net sales increased $3,037,000 or 12.5% from the prior year. Net sales increased by approximately $2,811,000, or 11.5%, as a result of acquisitions, measured by business at dental laboratories owned less than one year. Net sales increased approximately $226,000 an increase of 1.0%, at dental laboratories owned for both the three months ended September 30, 2004 and the comparable three months ended September 30, 2003.

Cost of Goods Sold

     Cost of goods sold as a percentage of sales was 61.1% in the quarter ended September 30, 2004 compared with 60.7% in the same period of 2003 for reasons comparable to the nine month period discussed above.

Selling, General and Administrative Expenses

     Selling, general and administrative expenses, which consist of selling, delivery and administrative expenses both at the laboratory and corporate level, were $8,979,000 or 32.8% of sales in 2004 compared to $7,580,000 or 31.1% in 2003 for reasons comparable to the nine month period discussed above.

Operating Income

     As a result of the factors discussed above, and for reasons comparable to the nine month period discussed above, our operating income decreased by $307,000 to $1,682,000 for the three months ended September 30, 2004 from $1,989,000 for the comparable three months ended September 30, 2003. As a percentage of net sales, operating income decreased from 8.2% in 2003 to 6.1% in 2004.

Interest (Income) Expense

     Interest expense was $11,000 in the third quarter of 2004 compared with interest income of $5,000 in the third quarter of 2003 for reasons comparable to the nine month period discussed above.

Provision for Income Taxes

     The provision for income taxes decreased to $623,000 in 2004 from $628,000 in 2003 and the effective tax rate increased to 40.0% in 2004 from 33.0% in 2003. The finalization of certain permanent tax benefits resulted in an increase in the tax provision during the comparison quarter of 2004.

Net Income

     As a result of all of the factors discussed above, net income decreased to $935,000 or $.17 per share on a diluted basis in the third quarter of 2004 from $1,277,000 or $.24 per share on a diluted basis in the third quarter of 2003.

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