Form 10-K
period 2004-12-31
NATIONAL DENTEX CORP /MA/
filed 2005-05-24
CIK 913616

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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
Common Stock, par value $.01 per share
(Title of Class)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☑          No ☐
      As of June 30, 2004, the aggregate market value of the 5,059,851 outstanding shares of voting stock held by non-affiliates of the registrant was $100,033,254, based upon the last reported sale of the Common Stock on the Nasdaq National Market on such date.
      As of May 2, 2005, 5,710,814 shares of the registrant’s Common Stock, par value $.01 per share, were issued and 5,326,415 were outstanding.

PART I

Item 1.	Business
General
      We were founded in 1982 as H&M Laboratories Services, Inc., a Massachusetts corporation, which acquired six full-service dental laboratories and related branch laboratories from Healthco, Inc. In 1983, we changed our name to National Dentex Corporation and acquired 20 additional full-service dental laboratories and related branch laboratories from Lifemark Corporation. Our acquisition strategy is to consolidate within the dental laboratory industry and use our financial and operational synergies to create a competitive advantage. Over the last five years we have acquired the following stand-alone laboratory facilities: in 2000, Oral Arts and Ideal Dental; in 2001, Creative Dental Ceramics, Bauer Dental Studio, Aronovitch Dental, Crown Dental Studio and The Freeman Center; in 2002, Fox Dental and E&S Dental; in 2003, Salem Dental, Top Quality Partials, Midtown Dental and Thoele Dental; and in 2004, D.H. Baker Dental. In February 2005 we acquired Wornson-Polzin Dental Laboratory and in March 2005 we acquired Green Dental Laboratories. Over the past five years, we have also acquired various smaller laboratories and consolidated them into existing operations.
      We currently own and operate 45 dental laboratories, consisting of 41 full-service dental laboratories and four branch laboratories located in 30 states throughout the United States. Our dental laboratories custom design and fabricate dentures, crowns and fixed bridges, and other dental prosthetic appliances. Each dental laboratory operates under its own business name. Our principal executive offices are located at 526 Boston Post Road, Wayland, MA 01778, telephone number (508) 358-4422. Our corporate web site is located at www.nationaldentex.com. We make available free of charge through our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934 as soon as practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission.
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
Laboratory and Corporate Operations
      Our full-service dental laboratories design and fabricate a full range of custom-made dental prosthetic appliances. These custom products are manufactured from raw materials, such as high noble, noble and predominantly base alloys, dental resins, composites and porcelain. There are different production processes for the various types of prosthetic appliances depending upon the product and the materials used in the type of appliance being fabricated, each of which requires different skills and levels of training. Our dental laboratories perform numerous quality control checks throughout the production cycle to improve the quality of our products and to make certain the design and appearance satisfy the needs of the dentist and the patient. Our branch dental laboratories are smaller in size and offer a limited number of products. When a branch receives an order that it cannot fill, the branch refers the business to one of our affiliated full-service dental laboratories.
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
      Our corporate management provides our overall strategy, direction and financial management and negotiates all acquisitions. Corporate personnel also support the operations of our dental laboratories by performing functions that are not directly related to the production and sale of dental laboratory products, such as processing payroll and related benefit programs, obtaining insurance and procuring financing. Our corporate management provides marketing, financial and administrative services, negotiates national purchasing arrangements, and sets quality and performance standards for our dental laboratories.
Sales and Marketing
      The majority of our local dental laboratories market and sell their products through their own direct sales force. The sales force interacts with dentists within its market area, primarily through visits to dentists’ offices, to introduce the dental laboratory’s services and products offered, and to promote new products and techniques that can assist dentists in expanding their practices. Our customer-focused marketing and sales program, entitled the “NDX Reliance Program”tm, is specifically designed to make choosing a dental laboratory an easier decision for dentists. Its five components — Practice Support, Laboratory Systems, Quality Assurance, Reliance Restorations and a Continuing Education Series — differentiate our qualified laboratories from their many competitors. We believe that this unique approach to assist the dentist and his or her staff to improve chairtime efficiencies while providing exceptional service, superior quality and quick and timely product delivery will enhance our ability to expand our base of business by establishing lasting professional relationships with our customers. We presently have a total of 36 sales representatives. In addition, our dental laboratories, alone or with local dental societies, dental schools or study clubs, sponsor technical training clinics for dentists and their staffs on topics such as advanced clinical techniques. The local dental laboratories also exhibit at state and local dental conventions.
Competition
      The dental laboratory industry is highly competitive and fragmented. A typical dental laboratory’s business originates from dentists located within 50 miles of the dental laboratory. We believe there are currently approximately 12,000 dental laboratories in the United States, ranging in size from one to approximately 200 technicians. We estimate that our sales presently represent less than 3% of the total sales of custom-made dental prosthetic appliances in the United States. Competition is primarily from other dental laboratories in the respective local market areas. The vast majority of dental laboratories consist of single business units, although we recognize that there are several other multiple-location operators including, the Sentage Corporation d/b/a Dental Services Group, Dental Technologies, Inc. and Americus Dental Labs, Inc. These groups compete with us in several market areas. We also face competition from various mail order dental laboratories, most notably Glidewell Laboratories. The industry itself faces growing competition as the domestic industry begins to confront globalization. Competition for business is expected to intensify from the developing manufacturing capabilities of countries such as China, the Philippines and Mexico. We continue to evaluate both the threats and opportunities arising from foreign competition and their inherent labor cost advantages.
      Most dentists use a limited number of dental laboratories. We believe they prefer and tend to rely on those laboratories which produce quality products delivered on a timely basis and which carry all of the products which the dentist may need, even if a particular item is a newer specialty product used only sporadically by the dentist. While price is one of the competitive factors in the dental laboratory industry, we believe that most dentists consider product quality and consistency, service, and breadth of product line to be equally important. We believe that we compete favorably with respect to all of these factors. We consider that our ability to produce quality products locally, to deliver such products on a timely basis, to provide convenience for the dentist through the breadth of our product line, and our sponsorship of educational clinics, provide a competitive advantage over other dental laboratories in the local markets in which our dental laboratories operate. Our ability to provide newer specialty products for implantology, adult orthodontics and cosmetic dentistry, which require highly skilled technicians, more extensive inventories, additional working capital, and investment in both training and capital equipment, also distinguishes us from the many other dental laboratories which do not have comparable resources to provide these products. While such specialty products presently represent less than 20% of our business, we believe that the ability to offer these products is essential for dental laboratories to remain competitive.
Employees
      As of December 31, 2004, we had 1,676 employees, 1,632 of whom worked at individual laboratories. Corporate management and administrative staff totaled 44 people. None of our employees are covered by a collective bargaining agreement. Management considers our employee relations to be good.
Intellectual Property
      Our general technological know-how and experience are important to the conduct of our business. Each of our dental laboratories operates under its own trade name, often for decades, and we consider these trade names to be materially important to the conduct of our business. Also important is the development and maintenance of customer relationships. The continued focus and investment in the “NDX Reliance Programtm”, our national marketing program, is expected to continue to assist in the generation and maintenance of customer relationships and the goodwill of our dental laboratories. Finally, while we have several trademarks and licenses to use trademarks, we do not deem these to be material to the overall conduct of our business.
Backlog
      Due to the individualized and customized nature of most dental products and a typical turnaround product cycle of less than seven days, there was no significant backlog of orders existing at December 31, 2004 and 2003.

Item 2.	Properties
      We currently lease a total of approximately 256,000 square feet of space. As of December 31, 2004, the future aggregate minimum annual rent payable for all of our leased real properties was approximately

$11,093,000. We consider these properties to be modern, well maintained and suitable for our purposes and believe that our current facilities are adequate to meet our needs for the foreseeable future. We also believe that suitable substitute or replacement space is readily available at reasonable rental rates. Our principal executive and administrative offices occupy approximately 10,000 square feet of space in Wayland, Massachusetts. Our 35 leased dental laboratories range in size from 1,000 to 26,000 square feet and average approximately $63,000 in annual base rent.
      As of December 31, 2004, we owned seven of our dental laboratory facilities at locations in Denver, Colorado; Metairie, Louisiana; Dallas, Texas; Houston, Texas; Jacksonville, Florida; Waukesha, Wisconsin, and Shreveport, Louisiana. These locations total approximately 100,000 square feet and range in building size from 4,000 to 33,000 square feet. In addition, on January 22, 2004, we purchased a building in Houston, Texas that is currently being prepared for use as a replacement facility for our existing Houston operation. This transaction will result in a net increase of 41,000 square feet. In addition, effective March 1, 2005, we acquired a new facility comprising approximately 40,000 square feet in Heber Springs, Arkansas in connection with our acquisition of Green Dental Laboratories, Inc.

Item 3.	Legal Proceedings
      We are involved from time to time in litigation incidental to our business. Our management believes that the outcome of current litigation will not have a material adverse effect upon our operations or financial condition and will not disrupt our normal operations.
      In January 2005, we were served with a complaint naming us as a defendant in federal district court in a patent infringement case, PSN Illinois, LLC v. Ivoclar Vivadent, Inc. et al. The case was brought in the Eastern Division of the Northern District of Illinois. The complaint alleges that the various named defendants, including us and most other major domestic dental laboratories, infringed a patent that was assigned to the plaintiff by using, or inducing others to use, a process for making porcelain dental veneers. On March 7, 2005, we filed an answer with affirmative defenses to the complaint. While we are still in the process of further evaluating the plaintiff’s various allegations, we believe that the plaintiff can only seek monetary damages since the patent has expired, and we believe that we have meritorious defenses.

Item 4.	Submission of Matters to a Vote of Security Holders
      None.
PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Trading Market
      Our common stock, $.01 par value, is traded on the Nasdaq National Market System. It normally is traded under the symbol “NADX”. As of April 7, 2005, a fifth character “E” has been appended to our trading symbol which is now “NADXE”. The “E” was appended pursuant to a Nasdaq Staff Determination as a result of our inability to file this Annual Report on Form 10-K by the extended due date of March 31, 2005. The “E” indicates that our common stock is subject to delisting as a result of our status as a late or delinquent filer. We believe, but can offer no assurance, that the filing of this Annual Report on Form 10-K and the future filing of our Quarterly Report on Form 10-Q for the first fiscal quarter of 2005 will bring us into compliance with Nasdaq’s continued listing standards.

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

	Price

Quarter Ending	Low Bid	High Bid

03/31/03	$11.500	$13.633
06/30/03	$11.967	$14.333
09/30/03	$13.380	$16.027
12/31/03	$12.747	$16.267
03/31/04	$15.347	$18.700
06/30/04	$17.667	$21.087
09/30/04	$17.741	$20.986
12/31/04	$17.160	$20.573
      We have paid no cash dividends in the past and have no plans to pay cash dividends in the foreseeable future. On December 10, 2004 we announced a three-for-two stock split in the form of a stock dividend on our common stock to be paid on December 31, 2004 to stockholders of record on December 20, 2004. On May 2, 2005, there were approximately 577 registered record holders of our common stock, which we believe represented approximately 1,200 beneficial holders. On May 2, 2005, the low and high bid prices of our common stock were $16.97 and $17.50, respectively.
      In November 2002, we announced that our Board of Directors approved the repurchase by us of up to 300,000 shares of our common stock pursuant to a stock repurchase program. During the quarter ended December 31, 2004 we did not repurchase any shares of our common stock. The following table provides information, on a split-adjusted basis, about our purchases during the fourth quarter of fiscal 2004 of equity securities that are registered by us pursuant to Section 12 of the Securities Exchange Act.
Issuer Purchases of Equity Securities

				Maximum Number
			Total Number of	of Shares that
			Shares Purchased	May yet Be
	Total Number	Average	as Part of Publicly	Purchased Under
	of Shares	Price Paid	Announced Plans	the Plans or
Fiscal Period	Purchased	per Share	or Programs	Programs

October 1, 2004 - October 31, 2004	—	$—	—	206,700
November 1, 2004 - November 30, 2004	—	$—	—	206,700
December 1, 2004 - December 31, 2004	—	$—	—	206,700
Total for Fourth Quarter of Fiscal 2004	—	$—	—	206,700

Stock Plan Disclosure
      We maintain two incentive stock option plans that were approved by our Board of Directors (the “Board”). In 1992 the Board and stockholders adopted the 1992 Long-Term Incentive Plan (“1992 LTIP”). Key employees, officers and directors were eligible to receive grants under the plan. Effective May 2002, no additional options may be granted under this plan. In January 2001 the Board adopted the 2001 Stock Plan (“2001 Plan”), which was approved by our stockholders in April 2001. Key employees, officers and directors are eligible to receive grants under the plan. In addition, we maintain an Employee Stock Purchase Plan (“ESPP”) that is qualified under Section 423 of the Internal Revenue Code. Details of these plans are discussed in Note 9 to the Consolidated Financial Statements. Summary plan information as of December 31, 2004 is as follows:

	Number of Shares of
	National Dentex		Number of Shares of
	Corporation		National Dentex
	Common Stock to		Corporation
	Be Issued Upon	Weighted Average	Common Stock
	Exercise of	Exercise Price of	Remaining Available
	Outstanding Options	Outstanding Options	for Future Issuance

1992 LTIP	449,069	$11.95	None
2001 Plan	407,350	$14.55	392,450
ESPP	—	—	70,874

Total	856,419	$13.19	463,324

Item 6.	Selected Financial Data
      The following selected financial data for the five years ended December 31, 2004 are derived from our audited consolidated financial statements. The consolidated financial statements for fiscal years 2000 and 2001 were audited by Arthur Andersen LLP (“Andersen”) which has ceased operations. The data should be read in conjunction with the consolidated financial statements and the related notes included in this Report and in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	2000	2001	2002	2003	2004

Consolidated Statements of Income:
Net sales	$75,680	$85,725	$95,185	$99,274	$111,753
Cost of goods sold	44,203	50,278	56,196	59,534	66,953

Gross profit	31,477	35,447	38,989	39,740	44,800
Selling, general & administrative expenses	22,133	25,631	29,332	30,102	35,755

Operating income	9,344	9,816	9,657	9,638	9,045
Other expense	83	128	211	296	404
Interest (income) expense	(568)	(229)	(80)	(21)	42

Income before provision for income taxes	9,829	9,917	9,526	9,363	8,598
Provision for income taxes	3,868	3,939	3,644	3,606	3,439

Net income	$5,961	$5,978	$5,882	$5,757	$5,159

Net income per share — basic	$1.11	$1.15	$1.13	$1.12	$0.99

Net income per share — diluted	$1.10	$1.12	$1.10	$1.10	$0.94

Weighted average shares outstanding — basic	5,354	5,219	5,187	5,131	5,187
Weighted average shares outstanding — diluted	5,402	5,343	5,330	5,216	5,465

Consolidated Balance Sheet Data:
Working capital	$19,455	$15,060	$15,499	$12,252	$13,750
Total assets	55,390	62,083	65,817	73,989	81,831
Long-term debt, including current portion	—	—	—	—	—
Stockholders’ equity	$45,596	$49,027	$53,946	$60,140	$66,883

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the Consolidated Financial Statements and the related notes that appear elsewhere in this document

Overview
      We currently serve an active customer base of over 22,000 dentists through 45 dental laboratories located in 30 states. Our business consists of a single industry segment, which is the design, fabrication, marketing and sale of custom dental prosthetic appliances for dentists located primarily in the domestic marketplace. Product offerings include:

•	Restorative products that are permanently affixed by a dentist to a patients’ existing dental anatomy, including traditional porcelain fused to metal crowns and bridges and dental implants.

•	Reconstructive products that are removable prostheses that replace missing teeth and associated structures, including partial and full dentures.

•	Cosmetic products that consist primarily of porcelain veneers designed to enhance the appearance of the front of a tooth as well as all ceramic crowns that are made without a traditional metal substructure and more closely replicates the appearance of natural teeth. This category also includes composite inlays and onlays, which replace silver fillings for a more natural appearance and orthodontic appliances, which are products fabricated to move existing teeth to enhance function and appearance.
      Internal revenue growth has been relatively flat over the past three years. Early in 2001, we made note that the economic climate appeared to be impacting the dental laboratory industry. In 2002, we began to believe that many patients and dentists were postponing optimal treatment plans, such as crowns, and pursuing less expensive alternatives such as amalgam fillings, for which we recognize no revenue. As a result, sales of restorative products were unfavorably impacted. The general economic conditions affecting the dental laboratory industry have remained essentially unchanged during 2003 and 2004 as consumers continued this conservative practice. We believe that while a portion of this segment can be temporarily deferred by patients, the work will eventually be required and will be done.
      We have also continued to pursue an acquisition strategy, which played an important role in helping us increase sales from $75,680,000 in 2000 to $111,753,000 in 2004. However, operating margins as measured as a percentage of sales declined over this period from 12.3% to 8.1%. The main cost drivers for us are the cost of labor and related employee benefits. Competition for labor resources and increases in medical insurance costs drive these costs higher. These increased costs combined with flat internal sales growth have contributed to lower operating margins. During 2003, we reviewed and adjusted staffing levels at each of our locations to minimize the costs of the slowdown in sales growth. We have been cautious about labor reductions due to the need to maintain an available and properly trained workforce in anticipation of future sales growth.
      In 2004 internal sales growth, as measured by revenues from laboratories owned for both the entire year ended December 31, 2004 and December 31, 2003, remained relatively flat. However, we experienced growth of over $5,000,000 in gross profit, primarily due to acquisition activity in the latter half of 2003. We also experienced cost pressure resulting from the implementation costs to comply with Section 404 of the Sarbanes Oxley Act. Due in large part to the decentralized nature of our business, approximately half of our laboratories were subject to detailed onsite testing. The scope and complexity of the project required us to engage the accounting firm of Deloitte and Touche, LLP. In addition, external audit fees for PricewaterhouseCoopers, LLP were significantly higher than in the prior years. The impact on these various 404 implementation costs on the current year’s earnings was approximately $1,027,000, or approximately $0.11 per diluted share, net of taxes, with most of that occurring in the fourth quarter.
      In 2004 we revised our classification of certain intangibles and recognized the value of acquired, pre-existing customer relationships and trade names apart from goodwill. Consequently, we recorded approximately $345,000 in amortization expense for customer relationships and trade name impairment charges of $140,000, of which $70,000 (for customer relationships) and $77,000 (for trade names) relates to prior periods. We expect that amortization expense for these acquired intangibles will increase in future years due to contemplated and subsequently completed acquisition activity. Trade names will be evaluated for impairment on an annual basis. Future impairment charges may result should individual acquired laboratories experience a decline in sales.

Liquidity and Capital Resources
      Our working capital increased from $12,252,000 at December 31, 2003 to $13,750,000 at December 31, 2004. Cash and equivalents increased $381,000 from $1,835,000 at December 31, 2003 to $2,216,000 at December 31, 2004. Operating activities provided $7,982,000 in cash flow for the year ended December 31, 2004.
      Existing cash and cash equivalents along with cash flows from operating activities were sufficient to cover cash used in investing activities. Cash outflows related to dental laboratory acquisitions totaled $6,929,000 for the year ended December 31, 2004 compared to $8,798,000 for the year ended December 31, 2003, due in part to a lower level of acquisition activity. During 2003, we acquired four stand-alone and three “fold-in” laboratories compared with one stand-alone and six “fold-in” laboratories in 2004. During 2004, we acquired approximately $5,773,000 in assets compared to $10,477,000 in 2003. Capital expenditures for 2004 were $3,248,000 compared to $2,715,000 in 2003.
      During the year ended December 31, 2004, we issued 5,008 shares of common stock from treasury stock as directors’ fees at a total cost of $95,000. We maintain a stock repurchase program and may repurchase stock from time to time in open market or privately negotiated transactions. We are authorized to repurchase an additional 206,700 shares as of December 31, 2004.
      We have executed a financing agreement (the “Agreement”) with Fleet National Bank, a Bank of America Company (the “Bank”). The Agreement, dated June 30, 2004, includes a revolving line of credit of $5,000,000 and a revolving acquisition line of credit of $20,000,000. The interest rate on both revolving lines of credit is the prime rate or, at our option, the London Interbank Offered Rate (“LIBOR”) or a cost of funds rate plus a range of .75% to 1.5% depending on the ratio of total liabilities to tangible net worth. Both revolving lines of credit terminate on June 30, 2007.
      An unused facility fee of one eighth of 1% per annum is payable on the unused amount of the first revolving line of credit. A facility fee of $10,000 per year is required on the acquisition line of credit. At December 31, 2004, we had borrowed $2,000,000, with $18,000,000 remaining available, on the revolving acquisition line of credit while the full principal amount of $5,000,000 was available to us under the first revolving line of credit. As of December 31, 2004, the interest rate associated with current borrowing was 3.19%. The Agreement requires compliance with certain covenants, including the maintenance of specified net worth and other financial ratios. As a result of lower than expected earnings in the fourth quarter of 2004, due mainly to the implementation costs resulting from the compliance requirements of Section 404 of the Sarbanes-Oxley Act, we were not in compliance with the “EBITDA” covenant that requires specified minimum earnings before interest, taxes, depreciation and amortization. In addition, in March 2005 we borrowed against the majority of our existing acquisition facility to finance the acquisition of Green Dental Laboratories, Inc. (“Green”). As a result of this acquisition, we failed a tangible net worth financial covenant as of March 31, 2005. However, the Bank granted relief from our financial covenants in the form of a waiver through June 30, 2005.
      As a result of the borrowing associated with the Green acquisition, we believe that available financing may be insufficient to meet investments associated with future acquisitions, if any. In order to alleviate this situation, we have agreed and the Bank has committed to an additional five year credit facility of $20,000,000 pending the completion of executed, definitive documentation which will include modified financial covenants. We expect to execute a definitive agreement within a reasonable period of time in 2005.
      We believe that cash flow from operations and available financing will be sufficient to meet contemplated operating and capital requirements and deferred payments associated with prior acquisitions for the foreseeable future.

Commitments and Contingencies
      The following table represents a list of our contractual obligations and commitments as of December 31, 2004:

	Payments Due By Period

		Less Than			Greater Than
	Total	1 Year	1 - 3 Years	4 - 5 Years	5 Years

Bank Line of Credit	$2,000,000	$2,000,000	—	—	—
Operating Leases:
Real Estate	11,093,000	2,186,000	$4,664,000	$1,711,000	$2,532,000
Vehicles	876,000	585,000	291,000	—	—
Equipment	88,000	57,000	30,000	1,000	—
Laboratory Purchase Obligations	857,000	745,000	112,000	—	—
Contingent Laboratory Purchase Price	3,204,000	1,502,000	1,702,000	—	—

TOTAL	$18,118,000	$7,075,000	$6,799,000	$1,712,000	$2,532,000

      Bank borrowings are classified as short-term debt on the balance sheet. The interest rate associated with this borrowing was 3.19%. We are committed under various non-cancelable operating lease agreements covering our office space and dental laboratory facilities, vehicles and certain equipment. Certain of these leases also require us to pay maintenance, repairs, insurance and related taxes. Laboratory purchase obligations totaling $857,000, classified as deferred acquisition costs, are presented in the liability section of the balance sheet. These obligations represent purchase price commitments arising from dental laboratory acquisitions, irrespective of laboratory earnings performance and non-compete payments associated with recognized intangible assets. Contingent laboratory purchase price includes amounts subject to acquisition agreements that are tied to laboratory earnings performance, as defined within the acquisition agreements, generally over a three year period. As payments become determinable, they are recorded as goodwill.
      As sponsor of the National Dentex Corporation Dollars Plus Plan, (the “Plan”), a qualified plan under Section 401(a) of the Internal Revenue Code, we have filed a retroactive plan amendment under the Internal Revenue Service’s Voluntary Correction Program to clarify the definition of compensation in the Plan. Based on our consultation with our ERISA counsel, we believe this issue will be favorably resolved without requiring additional employer contributions or jeopardizing the tax-qualified status of the Plan.

Results of Operations
      The following table sets forth for the periods indicated the percentage of net sales represented by certain items in our Consolidated Financial Statements:

	Years Ended December 31,

	2002	2003	2004

Net sales	100.0%	100.0%	100.0%
Cost of goods sold	59.0	60.0	59.9

Gross profit	41.0	40.0	40.1
Selling, general and administrative expenses	30.9	30.3	32.0

Operating income	10.1	9.7	8.1
Other expense	0.2	0.3	0.4
Interest income	0.1	0.0	0.0

Income before provision for income taxes	10.0	9.4	7.7
Provision for income taxes	3.8	3.6	3.1

Net income	6.2%	5.8%	4.6%

Year Ended December 31, 2004 Compared with Year Ended December 31, 2003

Net Sales
      For the year ended December 31, 2004, net sales increased $12,479,000 or 12.6% over the prior year. Net sales increased by approximately $9,880,000 as a result of acquisitions, measured by business at dental laboratories owned less than one year. Net sales increased approximately $2,599,000, or 2.6% at dental laboratories owned for both the year ended December 31, 2004 and the comparable year ended December 31, 2003.

Cost of Goods Sold
      Our cost of goods sold increased by $7,419,000 or 12.5% in the fiscal year ended December 31, 2004 over the prior fiscal year, attributable primarily to increased unit sales. As a percentage of sales, cost of goods sold decreased slightly from 60.0% to 59.9%. Component percentages, such as labor and benefits and materials expenses, remained virtually unchanged from the prior year.

Selling, General and Administrative Expenses
      Operating expenses, which consist of selling, delivery and administrative expenses both at the laboratory and corporate level, increased by $5,653,000 or 18.8% in the year ended December 31, 2004 compared to 2003. Operating expenses increased as a percentage of net sales from 30.3% in 2003 to 32.0% in 2004. As a percentage of sales, selling expenses declined while administrative expenses at the corporate level rose sharply in 2004 compared to 2003. The implementation of Section 404 of the Sarbanes-Oxley Act of 2002 required us to engage the services of Deloitte and Touche, LLP. Deloitte provided internal control design consultation and testing services as well as project management to help us meet our compliance obligations. Additionally, external audit fees rose sharply in connection with the Sarbanes-Oxley reporting requirements. As a result of these factors, we incurred an additional $1,027,000 in administrative costs.
      Beginning in 2004, we revised our classification of certain intangibles acquired through current and prior period business combinations. Specifically, the recognition of value as assigned to customer relationship intangibles resulted in amortization expense of approximately $345,000. Additionally, we recorded a charge of $140,000 to recognize impairment of acquired trade names.

      Selling costs declined as a percentage of sales as spending on the NDX Reliance Programtm, our national marketing program, was reduced from $704,000 in 2003 to $620,000 in 2004. However, we continued to invest in local marketing efforts and our local marketing costs increased from $412,000 in 2003 to $528,000 in 2004.

Operating Income
      As a result of lower than expected internal sales growth, attributable in part to a continued lackluster economic climate affecting consumer decisions on dental work, additional amortization expense and increases in compliance and audit expenses discussed above, offset partially by increased operating income associated with acquisitions, our operating income declined by $593,000 to $9,045,000 for the year ended December 31, 2004 from $9,638,000 for the prior year. As a percentage of net sales, operating income declined from 9.7% in 2003 to 8.1% in 2004.

Interest Expense
      Net interest increased $63,000 from interest income of $21,000 in 2003 to interest expense of $42,000 in 2004, primarily as a result of a reduction in available cash coupled with the use of the line of credit to fund dental laboratory acquisitions.

Provision for Income Taxes
      The provision for income taxes decreased by $167,000 to $3,439,000 in 2004 from $3,606,000 in 2003. The 38.5% effective tax rate for fiscal year 2003 increased to 40.0% for fiscal year 2004. The effective tax rate for 2003 was lower due to the finalization of certain permanent tax benefits.

Net Income
      As a result of all the factors discussed above, net income decreased $598,000 to $5,159,000 or $0.94 per share on a diluted basis in 2004 from $5,757,000 or $1.10 per share on a diluted basis in 2003.

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

Cost of Goods Sold
      Our cost of goods sold increased by $3,338,000 or 5.9% in the fiscal year ended December 31, 2003 over the prior fiscal year, attributable primarily to increased unit sales. As a percentage of sales, cost of goods sold increased from 59.0% to 60.0%. Increases in labor and related expenses were partially offset by decreases in materials costs. Our labor reduction program instituted during the second half of the year helped to mitigate labor costs, although health care costs continued to increase. During the fourth quarter, we revised our health insurance plan in an attempt to control these increasing medical costs by implementing design changes and cost sharing with employees The decrease in material cost as a percentage of sales was primarily attributable to the continued implementation of various pricing strategies along with new supplier purchasing agreements.

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

Operating Income
      As a result of lower than expected internal sales growth, attributable in large part to a continued unfavorable economic climate, as well as increases in labor and medical costs, partially offset by reductions in certain operation expenses, our operating income declined by $19,000 to $9,638,000 for the year ended December 31, 2003 from $9,657,000 for the prior year. As a percentage of net sales, operating income declined from 10.1% in 2002 to 9.7% for 2003.

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

Net Income
      As a result of all the factors discussed above, net income decreased slightly to $5,757,000 or $1.10 per share on a diluted basis in 2003 from $5,882,000 or $1.10 per share on a diluted basis in 2002.
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
Summary of Significant Accounting Policies

Revenue Recognition
      Revenue is recognized upon transfer of title and risk of loss, generally as the dentists’ orders are shipped. Unreimbursed shipping and handling fees charged to customers (which approximated $1,269,000 for 2002, $1,305,000 for 2003, and $1,439,000 for 2004) are recognized upon shipment and are treated as a reduction in selling, general and administrative expenses. Shipping and handling costs totaling approximately $7,690,000, $8,354,000 and $9,209,000 for the years ended December 31, 2002, 2003 and 2004, respectively, are included in selling, general and administrative expense.

Revised Classification of Intangible Assets
      In connection with our accounting for purchase business combinations, we had not historically recognized certain identifiable intangible assets, specifically customer relationships and trade names, apart from goodwill.

However, in fiscal 2004 based upon a re-examination of the applicable accounting literature — specifically (SFAS 141), FASB issued Statement No. 142 (SFAS 142), Goodwill and Other Intangible Assets and Emerging Issues Task Force Abstract 02-17 Recognition of Customer Relationship Intangible Assets Acquired in a Business Combination (EITF 02-17)) — management determined that the proper accounting practice is to recognize customer relationships and trade names as separate identifiable intangible assets apart from goodwill in acquisitions we consummated subsequent to the applicable effective dates of SFAS 141 and EITF 02-17.
      Accordingly, we have revised our classification of intangible assets, and the associated income tax liabilities, in our consolidated balance sheets. This resulted in the recognition, apart from goodwill, of $2,143,271 of customer relationships and $2,580,000 of trade names as of December 31, 2003. As part of the revised classification, in 2003 we recorded a deferred tax liability of $1,756,400 which relates to the book versus tax basis difference associated with these customer relationships and trade name assets. The deferred tax liability was recorded as a component of our purchase accounting for these acquisitions and accordingly increased goodwill by a corresponding amount. The impact of this revised classification and the recognition of the associated income tax liabilities to the consolidated balance sheet was not material.
      The effect of recognizing customer relationship and trade name intangibles apart from goodwill resulted in out of period charges in the first quarter of 2004 for amortization expense of $70,000 and impairment charges of $77,000. The impact of these out of period charges to the consolidated statements of income and cash flows for 2002, 2003 and 2004 was not material. However, because the cumulative impact, if recorded in the fourth quarter of fiscal 2004, would have been material to net income for the fourth quarter of fiscal 2004, we restated our condensed consolidated financial statements for the fiscal quarters ended March 31, 2004, June 30, 2004 and September 30, 2004 as reported in amended Quarterly Reports that we have filed on Form 10-Q/A.

Goodwill and Other Indefinite-Lived Intangible Assets Not Subject to Amortization
      In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142; goodwill amortization ceased on December 31, 2001. We continually evaluate whether events and circumstances have occurred that indicate that the value of goodwill has been impaired. In accordance with SFAS No. 142, goodwill is evaluated for possible impairment on an annual basis, based on a two-step process. The first step is to compare the fair value of the reporting unit to its carrying amount to determine if there is potential impairment. The second step, used to measure the amount of impairment loss, compares the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. In accordance with SFAS No. 142, the reporting unit is an operating segment or one level below an operating segment (referred to as a component). We view the individual laboratories as reporting units. We determine fair value using factors based on revenue and operating margins. In 2002, 2003 and 2004 we completed both steps of the impairment testing and determined that no impairment exists at this time.
      Additionally, we also recognize the existence of value in trade names acquired in business combinations and believe the useful life of this intangible to be indefinite. Accordingly, trade names are also evaluated for impairment on an annual basis using a single-step method in accordance with SFAS No. 142. Impairment charges related to trade names are recognized when the fair value is less than the carrying value of the asset. Impairment charges related to trade names were recorded in the year ended December 31, 2004 in the amount of $140,000, of which $77,000 relates to prior periods. Trade name impairment charges resulted from a decline in forecasted revenue at specific laboratories in comparison to revenue forecasts used in previous valuation calculations.

Intangible Assets Subject to Amortization
      Non-competition agreements and customer relationship intangibles arising from dental laboratory acquisitions are amortized over their useful lives. The acquisition date fair value of non-competition agreements are deferred and amortized over their economic useful lives, in accordance with the terms of the agreements, over 2 to 10 years. The acquisition date fair value associated with acquired customer relationships are amortized on a straight-line basis over their estimated economic useful life, which currently approximates 9 years.

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

Property, Plant and Equipment
      Property, plant and equipment are stated at cost, less accumulated depreciation. Depreciation is calculated using the straight-line method over the following estimated depreciable lives:

Buildings	25 years
Furniture and fixtures	5 - 10 years
Laboratory equipment	5 - 20 years
Computer equipment	3 - 5 years
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
      Depreciation expense totaled approximately $1,436,000, $1,630,000, and $1,888,000 for the year ended December 31, 2002, 2003 and 2004, respectively.

Impairment of Long-Lived Assets
      At each balance sheet date, management evaluates the recoverability of long-lived assets, including property and equipment and intangible assets, using certain financial indicators, such as historical and future ability to generate income from operations. Our policy is to record an impairment loss in the period when it is determined that the carrying amount of the asset may not be recoverable. The determination is based on an evaluation of such factors as the occurrence of a significant event, a significant change in the environment in which the business operates or if the expected future cash flows become less than the carrying amount of the asset.

Cash Surrender of Life Insurance
      The cash surrender value of life insurance policies are recorded at the lower of cost or market.

Income Taxes
      We follow SFAS No. 109, “Accounting for Income Taxes”. Under SFAS No. 109, deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been included in the financial statements or tax returns. The amount of deferred tax asset or liability is based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. We have considered our current financial characteristics as well as current tax law and do not believe that the recoverability of various tax assets and liabilities is impaired, and therefore have recorded them at their full value.

Stock-Based Compensation
      Effective January 1, 1996, we adopted the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” In December 2004 the FASB issued SFAS No. 123 (revised 2004), “Share Based Payment”. We have elected to continue to account for employee stock options at intrinsic value, in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” with disclosure of the effects of fair value accounting on net income and earnings per share on a pro forma basis for the years ended December 31, 2002, 2003 and 2004. Based on pro-forma financial statements, we expect the impact of SFAS No 123R to be immaterial as it relates to currently outstanding options. We will continue to assess the impact SFAS No. 123R has on any future grants. We reduced new option grants in 2002 and 2003 and eliminated them in 2004 pending finalization of the accounting treatment.

Recent Accounting Pronouncements
      In November 2004, the FASB issued SFAS No. 151, “Inventory Costs — An Amendment of ARB No. 43, Chapter 4”. SFAS No. 151 amends the guidance in Accounting Research Bulletin (ARB) No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Among other provisions, the new rule requires that items such as idle facility expense, excessive spoilage, double freight, and re-handling costs be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal” as stated in ARB No. 43. Additionally, SFAS No. 151 requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005, and we are required to adopt it effective January 1, 2006. We do not expect SFAS No. 151 to have a material impact on our consolidated results of operations or financial condition.
      In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment”. SFAS No. 123R supersedes APB Opinion No. 25, which requires recognition of an expense when goods or services are provided. SFAS No. 123R requires the determination of the fair value of the share-based compensation at the grant date and the recognition of the related expense over the period in which the share-based compensation vests. SFAS No. 123R permits a prospective or two modified versions of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods by the original SFAS No. 123. We are required to adopt the provisions of SFAS No. 123R effective January 1, 2006, at which time we will begin recognizing an expense for unvested share-based compensation that has been issued or will be issued after that date. We have not yet finalized our decision concerning the transition option we will utilize to adopt SFAS No. 123R. Based on pro-forma financial statements, we expect the impact of SFAS No 123R to be immaterial as it relates to currently outstanding options. We will continue to assess the impact SFAS No. 123R has on any future grants.
Forward-Looking Statements and Risk Factors
      This Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Our actual results could differ materially from those set forth in the forward-looking statements. Certain factors that could affect capital expenditures, our requirements for capital, the cost of borrowing, the costs associated with anticipated acquisitions and our results of operations include:

•	general economic conditions (particularly those affecting consumer choices over whether and when to undergo dental work);

•	the availability of laboratories for purchase;

•	our ability to acquire and successfully operate additional laboratories;

•	new dental technology;

•	developing economies such as China as well as other global competition;

•	governmental regulation of health care;

•	trends in the dental industry towards managed care;

•	other factors affecting patient visits to our clients;

•	increases in labor, benefits and materials costs;

•	product development risks;

•	technological innovations;

•	compliance with evolving federal securities, accounting, and marketplace rules and regulations applicable to publicly-traded companies on the Nasdaq National Market; and

•	other risks indicated from time to time in our filings with the Securities and Exchange Commission.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk
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
Quarterly Results
      The following table sets forth certain selected financial information for the eight fiscal quarters in our two most recently completed fiscal years. In our opinion, this unaudited information has been prepared on the same basis as the audited financial information and includes all adjustments (consisting of only normal, recurring adjustments) necessary to present this information fairly when reviewed in conjunction with our Consolidated Financial Statements and notes thereto contained herein.

	Three Months Ended

	March 31,	June 30,	Sept. 30,	Dec. 31,	March 31,	June 30,	Sept. 30,	Dec. 31,
	2003	2003	2003	2003	2004	2004	2004	2004

					(Restated)	(Restated)	(Restated)
	(Dollars in thousands except per share data)
Net sales	$23,965	$25,182	$24,357	$25,769	$27,928	$28,831	$27,395	$27,599
Gross profit	$9,555	$10,305	$9,569	$10,310	$11,598	$12,002	$10,660	$10,540
Gross margin	39.9%	40.9%	39.3%	40.0%	41.5%	41.6%	38.9%	38.2%
Operating income	$2,211	$2,778	$1,989	$2,660	$2,713	$3,485	$1,682	$1,165
Operating margin	9.2%	11.0%	8.2%	10.3%	9.7%	12.1%	6.1%	4.2%
Net income	$1,332	$1,650	$1,277	$1,498	$1,581	$2,022	$935	$621
Net income per diluted share	$0.26	$0.32	$0.24	$0.28	$0.29	$0.37	$0.17	$0.11
      Our results of operations have historically fluctuated on a quarterly basis and are expected to be subject to quarterly fluctuations in the future. As a result, we believe that the results of operations for the interim periods are not necessarily indicative of the results to be expected for any future period or for a full year. Quarterly results are subject to fluctuations resulting from a number of factors, including the number of working days in the quarter for both dentists and our employees, the number of paid vacation days and holidays in the period, general economic conditions and consumer spending patterns. Historically, the second quarter has generated the highest quarterly net sales for the year and has been the most profitable for us due to the greater number of working days in the quarter and more patients scheduling visits with their dentists before departing for summer vacation.
      As further detailed in filings with the Securities and Exchange Commission on Form 10-Q/ A for the fiscal quarters ended March 31, 2004, June 30, 2004 and September 30, 2004, we have restated net income for these fiscal periods based on a re-examination of our historical accounting for intangible assets. The impact of the restatement affected amortization expense and asset impairment charges and was not material to the consolidated statements of income and cash flows for fiscal 2002, 2003 and 2004. The effect of recognizing customer relationship and trade name intangibles apart from goodwill resulted in immaterial out of period amortization and impairment charges of approximately $147,000 that were recorded in the first quarter of 2004. However, because the cumulative impact, if recorded in the fourth quarter of fiscal 2004, would have been material to net income for the fourth quarter of fiscal 2004, we have restated consolidated net income for the fiscal quarters ending March 31, 2004, June 30, 2004 and September 30, 2004 as reported in Forms 10-Q/A.
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
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
      We carried out an evaluation, with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of December 31, 2004. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applied its judgment in evaluation the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2004, our disclosure controls and procedures, as defined in the Securities Exchange Act (the “Exchange Act”) Rule 13a-15(e) and 15d-15(e), were not effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms because of the control deficiency related to the accounting for business combinations, as more fully discussed below under this Item 9A.
Management’s Report on Internal Control over Financial Reporting
      Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we carried out an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2004 based on the Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based upon this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2004.
      PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited our financial statements included in this Annual Report on Form 10-K, has also audited management’s assessment of the effectiveness of our internal control over financial reporting and the effectiveness of internal control over financial reporting as of December 31, 2004 as stated in their report which is included herein.

Management’s Consideration of the Restatement
      In concluding that our internal control over financial reporting was effective as of December 31, 2004, our management considered, among other things, the control deficiency related to the accounting for business combinations, which resulted in the need to restate our previously issued condensed consolidated financial statements for the first three fiscal quarters of fiscal 2004. After reviewing and analyzing the Commission’s Staff Accounting Bulletin (“SAB”) No. 99, “Materiality,” Accounting Principles Board Opinion No. 28, “Interim Financial Reporting,” paragraph 29 and SAB Topic 5 F, “Accounting Changes Not Retroactively Applied Due to Immateriality,” and taking into consideration (i) that the restatement adjustments did not have a material impact on the financial statements of prior interim or annual periods taken as a whole; (ii) that the cumulative impact of the restatement adjustments on stockholders’ equity was not material to the financial statements of prior interim or annual periods; and (iii) that National Dentex decided to restate its previously issued financial statements solely because the cumulative impact of the error, if recorded in the fourth quarter of 2004, would have been material to the current quarter’s reported net income, management concluded that the control deficiency that resulted in the restatement of the financial statements for the first three fiscal quarters of fiscal 2004, was not, in itself, a material weakness. Furthermore, management concluded that the control deficiency that resulted in the restatement when aggregated with other deficiencies did not constitute a material weakness.
Changes in Internal Control over Financial Reporting
      No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information
      None.
PART III

Item 10.	Directors and Executive Officers of the Registrant
      (a) Directors. The Board of Directors consists of five members, elected at the annual meeting of the shareholders, except that the Board of Directors can appoint directors in certain circumstances between annual meetings. Each person appointed or elected will hold office until their successors are elected, which should occur at the next annual meeting or special meeting in lieu thereof, in accordance with our by-laws. Set out below is certain information concerning the individuals who have been nominated to be elected as directors of National Dentex at this year’s special meeting in lieu of the annual meeting, which is scheduled to be held on June 22, 2005.

Director Name	Age	Office Held

David V. Harkins	64	Chairman of the Board and Director
David L. Brown	64	President, Chief Executive Officer and Director
Jack R. Crosby	78	Director
Norman F. Strate	64	Director
Thomas E. Callahan	65	Director
      Mr. Harkins has been a director of National Dentex since 1982. He has been affiliated with Thomas H. Lee, L.P. and its predecessor Thomas H. Lee Company, since its founding in 1974, and currently serves as Vice Chairman of Thomas H. Lee Partners, L.P. In addition, he has over 30 years experience in the investment and venture capital industry with the John Hancock Mutual Life Insurance Company, where he began his career, as well as TA Associates and Massachusetts Capital Corporation. He is currently a Director of Syratech Corp., Nortek, Inc. and New Refco Group Ltd., LLC. Mr. Harkins served as interim Chairman of the Board and Chief Executive Officer of Conseco, Inc. from April 2000 to June 2000 without compensation for such service. In December, 2002, Conseco, Inc. voluntarily filed for protection under Chapter 11 of the U.S. Bankruptcy Code.
      Mr. Brown was appointed President and a director of National Dentex in December 1998, and Chief Executive Officer in 2000. He joined us in 1984 as Vice President-Finance and Chief Financial Officer, and was appointed as Treasurer in 1991. Mr. Brown serves on the Board of Directors of the Dental Trade Alliance, the Dental Trade Alliance Foundation and the National Association of Dental Laboratories, and on the Board of Fellows of the Harvard School of Dental Medicine.
      Mr. Crosby has been a director of National Dentex since 1992. He is Chairman of The Rust Group, a private investment partnership headquartered in Austin, Texas. Mr. Crosby serves as Chief Executive Officer and director of CinemaStar Luxury Theaters, Inc. (which filed for protection under Chapter 11 of the U.S. Bankruptcy Code during 2001 and emerged from bankruptcy in August 2002), as well as numerous other entities which are privately held.
      Mr. Strate has been a director of National Dentex since 1997. He is the former President and Chief Executive Officer of Protonex Technology Corporation, a fuel cell company focused on affordable power sources, and currently serves on its Board of Directors. He served as Chief Executive Officer of J.F. Jelenko & Co., a supplier of dental products to dental labs, from 1986 until it was acquired by Heraeus, GmbH in 1996. He is also a partner in The Strate Group, a merger and acquisitions firm. Mr. Strate is a former member of the Board of Fellows of the Harvard School of Dental Medicine, a former member of the Lehigh University Alumni Association Board, and a member of the Permanent Board of Directors of The William J. Gies Foundation for the Advancement of Dentistry of the American Dental Education Association.
      Mr. Callahan was appointed to our Board of Directors in August 2004. Prior to retiring at the end of 2001, Mr. Callahan served as Senior Vice President and Chief Financial Officer of Welch Foods, Inc. from 1990 until his retirement. He also served as a director of Welch Foods from 1996 through the end of 2001. Mr. Callahan currently serves on the Board of Directors of Circor International, a leading provider of valves and fluid control products listed on the New York Stock Exchange. He is Chairman of the Board of Trustees of the Tilton School in Tilton, New Hampshire and is a director of the Economic Education Foundation, a non-profit organization that promotes economic education in Massachusetts schools. He is also a former director of the Boston Chapter of Financial Executives International.

Director Independence
      The Board of Directors has determined that each of the director-nominees is an “independent” director as defined under applicable Nasdaq rules, except for Mr. Brown, who serves as our President and Chief Executive Officer. The “independent” directors thus constitute a majority of our Board of Directors.

Board Committee Matters
      Our Board of Directors has four principal committees: the Executive Committee, the Compensation Committee, the Nominating Committee, and the Audit Committee. All of the members of the Compensation Committee and Nominating Committee are “independent” directors as defined under applicable Nasdaq rules. Each of the members of the Executive Committee is “independent” under applicable Nasdaq rules, except for Mr. Brown.
      Each of the three members of the Audit Committee is “independent” under applicable Nasdaq rules which impose additional independence criteria in determining eligibility for director service on audit committees. In addition, our Board of Directors has determined that one of the three members of the Audit Committee, Mr. Callahan, qualifies as an “audit committee financial expert” pursuant to Section 407 of the Sarbanes–Oxley Act and applicable SEC regulations.

      (b) Executive Officers. Our executive officers are appointed, and may be removed, by our Board of Directors. As of May 2, 2005, the names of our executive officers, their ages, offices currently held and year of appointment thereto were as follows:

			First Year as an
Name	Age	Offices Held	Executive Officer

David L. Brown	64	President, Chief Executive Officer, and Director	1984
Donald E. Merz	66	Senior Vice President	1987
Richard F. Becker, Jr.	52	Vice President — Treasurer, Chief Financial Officer and Assistant Clerk	1990
James F. Dodd, III	65	Vice President — Business Development	1993
Richard G. Mariacher	60	Vice President — Technical Services	1982
Arthur B. Champagne	64	Group Vice President	1986
Lynn D. Dine	53	Vice President — Research & Development	2003
Wayne M. Coll	41	Corporate Controller & Assistant Treasurer	2003
      Mr. Brown’s background is summarized above in connection with his capacity as a director.
      Mr. Merz has been in the dental laboratory industry for over 35 years with National Dentex or its predecessors. He has been a Vice President of National Dentex since 1987. In 1998, Mr. Merz became Senior Vice President and in 2000, the Chairman of our Laboratory Operations Committee.
      Mr. Becker served as Corporate Controller of National Dentex from 1984 to 1990, as Vice President and Corporate Controller from 1990 to 1996, and is currently Vice President — Treasurer and Chief Financial Officer. Prior to joining National Dentex, Mr. Becker held a number of financial management positions with Etonic, Inc. and Kendall Company, subsidiaries of Colgate-Palmolive, Adage Corporation, William Underwood Company and Rix Corporation.
      Mr. Mariacher has served as Vice President-Technical Services of National Dentex since its inception. Mr. Mariacher has been with National Dentex or its predecessors for over 30 years. He is the author of many technical articles, a Trustee of the National Board for Certification of Dental Laboratories, a Technical Editor of Laboratory Management Today, the Chairman of the Board of Directors of the CAL-Lab Group and a member of the American Prosthodontic Society and the American Academy of Esthetic Dentistry.
      Mr. Champagne has been a Vice President of National Dentex since 1986. In 2000, he became a member of our Laboratory Operations Committee. Mr. Champagne has been employed by National Dentex and its predecessors for over 40 years.
      Mr. Dodd has been a Vice President of National Dentex since 1993 and is a member of our Laboratory Operations Committee. He was the founder and President of Dodd Dental Laboratories, Inc. from 1963 until we acquired it in 1992. Mr. Dodd has also served as President of the Dental Laboratory Conference, President of the Delaware Dental Laboratory Association, and as Director, Secretary and Treasurer of the American Fund for Dental Health.
      Mr. Dine was elected to the position of Vice President, Research and Development in April 2003. He has worked for National Dentex and its predecessors for over 25 years, including Laboratory President at Ito & Koby Dental Studio and most recently as Director of Research and Development.
      Mr. Coll has been employed by National Dentex since 1990 and has been our Corporate Controller since 1996. He was elected to the position of Assistant Treasurer in April 2003. Prior to joining National Dentex Mr. Coll held several financial management positions, including Assistant Controller at Depot Distributors, Inc.

Section 16(a) Beneficial Ownership Reporting Compliance
      Section 16(a) of the Securities Exchange Act requires our officers, directors and greater than 10% stockholders (“Reporting Persons”) to file certain reports (“Section 16 Reports”) with respect to beneficial ownership of our equity securities. Based solely on a review of the Section 16 Reports furnished to us by or on behalf of the Reporting Persons and, where applicable, any written representation by any of them that Section 16 Reports were not required, we believe that all Section 16(a) filing requirements applicable to our Reporting Persons during and with respect to 2004 have been complied with on a timely basis.

Item 11.	Executive Compensation
Summary Compensation Table

				Long-Term Compensation

	Annual Compensation			Securities	All Other
				Underlying	Compensation
Name and Principal Position	Year	Salary	Bonus(1)	Options	(2)

David L. Brown	2004	$300,000	$65,000	—	173,063
President and Chief Executive Officer	2003	273,385	65,000	8,000	172,064
	2002	215,000	75,000	12,000	171,814
Donald E. Merz	2004	175,000	72,355	—	29,391
Senior Vice President	2003	169,192	70,812	8,000	28,540
	2002	140,000	93,193	12,000	28,290
Richard F. Becker, Jr.	2004	175,000	40,000	—	11,418
Vice President, Treasurer	2003	159,462	35,000	8,000	10,416
and Chief Financial Officer	2002	140,000	30,000	12,000	10,166
James F. Dodd, III	2004	175,000	35,000	—	86,000
Vice President — Business Development	2003	159,462	35,000	8,000	85,000
	2002	140,000	30,000	12,000	84,750
Arthur B. Champagne	2004	157,500	40,526	—	20,974
Group Vice President	2003	149,327	33,997	8,000	19,972
	2002	125,000	51,127	12,000	19,722

(1)	Paid for services rendered in 2002, 2003 and 2004 to all of the officers named above under the Corporate Executives Incentive Compensation Plan and as to Messrs. Merz and Champagne under the National Dentex Laboratory Incentive Compensation Plan for 2002, 2003 and 2004.

(2)	Represents the portion of life insurance premiums we pay to fund our Supplemental Executive Retirement Plan. Also includes our matching contribution for the account of the officers named above under the National Dentex Dollars Plus Plan, a plan qualified under Section 401(k) of the Internal Revenue Code of 1986, as amended. The matching contribution is 100% of the first 1% of salary contributed by the employee and 50% of the next 3% of salary contributed.

Options Granted in 2004
      We did not grant any stock options to any of our employees during the fiscal year ended December 31, 2004. Accordingly, the table usually included here detailing the grants made for the last fiscal year to our named executive officers is omitted.

Option Exercises and Year-End Value
      The following table sets forth information concerning options exercised during 2004, if any, and the unexercised options held as of December 31, 2004 by our “named” executive officers.

					Value of Unexercised
	Stock		Number of Unexercised		In-the-Money Options
	Acquired	Value	Options at Fiscal Year-End		at Fiscal Year-End(2)
	on	Realized
Name	Exercise	(1)	Exercisable	Unexercisable	Exercisable	Unexercisable

David L. Brown	—	$—	202,750	14,000	$1,412,021	$78,546
Donald E. Merz	—	—	74,500	14,000	555,818	78,546
Richard F. Becker, Jr.	—	—	52,000	14,000	374,943	78,546
James F. Dodd, III	—	—	42,250	14,000	282,143	78,546
Arthur B. Champagne	—	—	46,750	14,000	319,493	78,546

(1)	The value realized upon the exercise of an option is determined by multiplying the number of options exercised by the difference between the market price of the common stock on the date of exercise of the options and the exercise price of the options exercised.

(2)	The value of unexercised in-the-money options at the end of fiscal year 2004 is determined by multiplying the number of options held by the difference between the market price of the common stock underlying the options on December 31, 2004 ($20.30 per share, on a split-adjusted basis) and the exercise price of the options.

Employment Contracts and Change-in-Control Arrangements
      National Dentex has also entered into employment agreements with David L. Brown and Richard F. Becker which provide for annual base salaries which may be increased at the discretion of the Board of Directors. These agreements also provide for participation in our Executive Incentive Compensation Plan, reimbursement of expenses, and the same benefits offered to our other executives generally. The agreements provide for automatic renewal for one-year terms until termination by National Dentex or by the employee.
      National Dentex has also entered into Change of Control Severance Agreements with Messrs. Brown, Merz, Becker, Dodd, Mariacher, Champagne and Dine, which provide for a severance benefit upon termination of employment within two years after a change in control of National Dentex. These agreements provide that, in the event that the executive is terminated without cause, or the executive terminates his employment for certain specified reasons (such as a reduction in compensation or duties), within two years of a change of control, the executive will receive severance benefits equal to two times his base salary in effect immediately prior to the date of termination, plus two times the average amount of the bonus payable for the two fiscal years ending on or immediately prior to the date of termination. These severance benefits are three times salary and three times the average bonus over the two preceding years in the case of Mr. Brown.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
      The following table shows the number of shares of common stock beneficially owned as of May 2, 2005 by:

•	each nominee for director;

•	each executive officer shown in the summary compensation table below;

•	all executive officers and directors as a group; and

•	each person who we believe beneficially owns more than 5% of our common stock.

		Percentage of
Name	Number of Shares(1)	Outstanding Shares(2)

David V. Harkins*	46,452	0.9%
Jack R. Crosby*	3,154	0.1
Norman F. Strate*	8,841	0.2
Thomas E. Callahan*	790	**
David L. Brown(3)*+	234,851	4.2
Donald E. Merz(4)+	98,532	1.8
Richard F. Becker, Jr.(5)+	76,775	1.4
James F. Dodd III(6)+	59,750	1.1
Arthur B. Champagne(7)+	56,780	1.1
Daniel A. Grady(8)	4,452	0.1
All executive officers and directors as a group (14 persons)(9)	689,959	11.8
Artisan Partners Limited Partnership(10)	596,101	11.2
825 East Wisconsin Ave., #800
Milwaukee, WI 53202
FMR Corp.(10)	522,000	9.8
82 Devonshire Street
Boston, MA 02109
Royce & Associates, L.L.C.(10)	379,500	7.1
1414 Avenue of the Americas
New York, NY 10019

*	Nominee for re-election as a director. The address of this person is c/o National Dentex Corporation, 526 Boston Post Road, Wayland, MA 01778.

**	Less than 0.1%

+	Executive officer. The address of this person is c/o National Dentex Corporation, 526 Boston Post Road, Wayland, MA 01778.

(1)	The number of shares beneficially owned by each entity, person, director or named executive officer is determined under applicable SEC rules, particularly Rule 13d-3, and the information is not necessarily indicative of beneficial ownership for any other purposes. Under such rules, each entity or individual is considered the beneficial owner of any shares as to which they have the sole or shared voting power or investment power. Such persons are also deemed under the same rules to beneficially own any shares that they have the right to acquire within 60 days of May 2, 2005, through the exercise of stock options or other similar rights. This stock ownership information is based upon information furnished to us by the persons named on the table.

(2)	Ownership percentage is reported based on 5,326,415 shares of common stock outstanding on May 2, 2005, plus, as to each holder thereof and no other person, the number of shares (if any) that such person has the right to acquire within 60 days of May 2, 2005, through the exercise of stock options or other similar rights.

(3)	Mr. Brown owns 26,101 shares and holds options for 212,250 shares, of which 208,250 are exercisable within 60 days of May 2, 2005.

(4)	Mr. Merz owns 14,032 shares and holds options for 88,500 shares, of which 84,500 are exercisable within 60 days of May 2, 2005.

(5)	Mr. Becker owns 14,775 shares and holds options for 66,000 shares, of which 62,000 are exercisable within 60 days of May 2, 2005.

(6)	Mr. Dodd owns 7,500 shares and holds options for 56,250 shares, of which 52,250 are exercisable within 60 days of May 2, 2005.

(7)	Mr. Champagne owns 12,750 shares, is deemed under applicable SEC rules to beneficially own 30 shares held by his wife and holds options for 48,000 shares, of which 44,000 are exercisable within 60 days of May 2, 2005.

(8)	Mr. Grady resigned as a director effective as of December 31, 2004. He resigned due to the imposition of new independence criteria applicable to our independent auditors, PricewaterhouseCoopers LLP (“PwC”). In late 2003, Mr. Grady’s son was named a partner in PwC’s Hartford, Connecticut office. Effective January 2005, Mr. Grady’s son was to be relocated to PwC’s Boston office. As a result of this relocation, PwC advised us and Mr. Grady that, owing to various independence criteria applicable to independent auditors and related corporate governance issues, it would not be able to continue to serve as our independent auditors if Mr. Grady continued his service on our Board of Directors beyond December 31, 2004. Not wanting to jeopardize our existing relationship with PwC, Mr. Grady informed us that he was submitting his resignation from our Board of Directors effective December 31, 2004.

(9)	Certain executive officers, other than the executive officers named in the table, own a total of 12,762 shares and hold options for 92,850 shares, of which 86,850 are exercisable within 60 days of May 2, 2005.

(10)	Information as to the number of shares is as of December 31, 2004 and is furnished in reliance on the most recently filed Schedule 13G of the named beneficial owner.

Item 13.	Certain Relationships and Related Transactions
      None

Item 14.	Principal Accountant Fees and Services
      The Audit Committee has selected the independent registered public accounting firm of PricewaterhouseCoopers LLP (“PwC”) as our independent auditors to examine our financial statements. PwC audited and reported upon our financial statements for fiscal 2004. In connection with that audit, PwC also reviewed our Annual Report on Form 10-K, quarterly financial statements for the fiscal quarters ended March 31, 2004, June 30, 2004 and September 30, 2004, and our filings with the SEC, and consulted with management as to the financial statement implications of matters under consideration.
Fees to Independent Auditors for Fiscal 2003 and 2004
      The following table represents fees for professional services rendered by PwC for the audit of our annual financial statements for fiscal 2003 and fiscal 2004 and fees billed for audit-related services, tax services, and all other services by PwC for fiscal 2003 and 2004.

	2003	2004

Audit fees	$97,500	$410,000
Audit-Related fees	20,600	43,100
Tax fees	17,000	25,300
All other fees	—	1,200

PART IV

Item 15.	Exhibits and Financial Statement Schedules
      (a), (c) Financial Statements and Schedules.
      (1) The financial statements set forth in the list below are filed as part of this Report.
      (2) The financial statement schedules set forth in the list below are filed as part of this Report.
      (3) Exhibits filed herewith or incorporated herein by reference are set forth in Item 15(b) below.
      List of Financial Statements and Schedules Referenced in this Item 15
      The consolidated financial statements of National Dentex Corporation included herein are as listed below:

Financial Statement Schedule included herewith:
      All schedules are omitted because they are not applicable or not required, or because the required information is shown either in the financial statements or in the notes thereto.
      (b) Exhibits.
      The exhibits listed in the Exhibit Index immediately preceding the exhibits are filed as part of this Annual Report on Form 10-K.

NATIONAL DENTEX CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of National Dentex Corporation:
      We have completed an integrated audit of National Dentex Corporation’s 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.
Consolidated financial statements
      In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of National Dentex Corporation at December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
Internal control over financial reporting
      Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control over Financial Reporting, appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ PricewaterhouseCoopers LLP
Boston, Massachusetts
May 20, 2005

NATIONAL DENTEX CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2003	2004

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,835,471	$2,215,742
Accounts receivable:
Trade, less allowance of $313,000 in 2003 and $181,000 in 2004	11,497,927	12,299,033
Other	416,093	692,910
Inventories, net	5,996,483	5,838,898
Prepaid expenses	1,702,632	2,479,939
Deferred tax asset	481,539	—

Total current assets	21,930,145	23,526,522

PROPERTY, PLANT AND EQUIPMENT:
Land and buildings	4,620,571	6,672,945
Leasehold and building improvements	6,953,659	7,217,877
Laboratory equipment	11,328,266	12,265,565
Furniture and fixtures	4,617,170	5,056,849

	27,519,666	31,213,236
Less — Accumulated depreciation and amortization	14,169,829	16,027,568

Net property, plant and equipment	13,349,837	15,185,668

OTHER ASSETS, net:
Goodwill	27,476,637	30,384,978
Trade names	2,580,000	2,940,000
Customer relationships	2,143,271	2,598,531
Non-competition agreements	2,838,676	2,724,401
Other assets	3,670,427	4,470,568

Total other assets	38,709,011	43,118,478

Total assets	$73,988,993	$81,830,668

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Revolving line of credit	$—	$2,000,000
Accounts payable	1,778,288	2,318,632
Accrued liabilities:
Payroll and employee benefits	5,106,325	3,781,976
Current portion of deferred purchase price	2,391,951	745,261
Other accrued expenses	401,252	798,785
Deferred tax liability, current	—	131,878

Total current liabilities	9,677,816	9,776,532

LONG-TERM LIABILITIES:
Payroll and employee benefits	1,981,751	2,461,726
Deferred purchase price	304,162	112,384
Deferred tax liability, non-current	1,885,003	2,596,641

Total long-term liabilities	4,170,916	5,170,751

COMMITMENTS AND CONTINGENCIES (Note 8)
STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value
Authorized — 500,000 shares
None issued and outstanding	—	—
Common stock, $.01 par value
Authorized — 8,000,000 shares
Issued — 5,536,533 shares at December 31, 2003 and 5,648,197 shares at December 31, 2004
Outstanding — 5,147,125 shares at December 31, 2003 and 5,263,798 shares at December 31, 2004	36,911	56,482
Paid-in capital	17,034,343	18,557,911
Retained earnings	48,187,945	53,327,961
Treasury stock at cost — 389,407 shares at December 31, 2003 and 384,399 shares at December 31, 2004	(5,118,938)	(5,058,969)

Total stockholders’ equity	60,140,261	66,883,385

Total liabilities and stockholders’ equity	$73,988,993	$81,830,668

The accompanying notes are an integral part of these consolidated financial statements.

NATIONAL DENTEX CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	Years Ended

	December 31,	December 31,	December 31,
	2002	2003	2004

Net sales	$95,184,567	$99,273,550	$111,752,547
Cost of goods sold	56,195,536	59,533,766	66,952,585

Gross profit	38,989,031	39,739,784	44,799,962
Selling, general and administrative expenses	29,332,366	30,101,751	35,755,242

Operating income	9,656,665	9,638,033	9,044,720
Other expense	210,541	295,606	404,343
Interest income (expense)	79,610	20,558	(42,324)

Income before provision for income taxes	9,525,734	9,362,985	8,598,053
Provision for income taxes	3,644,087	3,605,940	3,439,221

Net income	$5,881,647	$5,757,045	$5,158,832

Net income per share — basic	$1.13	$1.12	$0.99

Net income per share — diluted	$1.10	$1.10	$0.94

Weighted average shares outstanding — basic	5,186,647	5,130,659	5,186,589

Weighted average shares outstanding — diluted	5,329,377	5,216,022	5,465,106

The accompanying notes are an integral part of these consolidated financial statements.

NATIONAL DENTEX CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock

	Number of	$.01 Par	Paid-in	Retained	Treasury
	Shares	Value	Capital	Earnings	Stock	Total

BALANCE, December 31, 2001	5,438,495	$36,257	$15,982,448	$36,549,253	$(3,540,869)	$49,027,089
Issuance of 36,570 shares of common stock under the stock option plans	36,570	243	357,165		—	357,408
Issuance of 19,059 shares of common stock under the employee stock purchase program	19,059	127	240,291		—	240,418
Issuance of 3,690 shares of common stock as director’s fees	3,690	25	64,059		—	64,084
Net income	—	—	—	5,881,647	—	5,881,647
Repurchase of 125,100 shares of common stock under the stock repurchase programs	—	—	—	—	(1,624,675)	(1,624,675)

BALANCE, December 31, 2002	5,497,814	36,652	16,643,963	42,430,900	(5,165,544)	53,945,971
Issuance of 14,190 shares of common stock under the stock option plans	14,190	95	128,483		—	128,578
Issuance of 24,529 shares of common stock under the employee stock purchase program	24,529	164	260,496		—	260,660
Net income	—	—	—	5,757,045	—	5,757,045
Issuance of 3,892 shares of treasury stock as director’s fees	—	—	1,401	—	46,606	48,007

BALANCE, December 31, 2003	5,536,533	36,911	17,034,343	48,187,945	(5,118,938)	60,140,261
Issuance of 84,553 shares of common stock under the stock option plans	84,553	575	1,064,262		—	1,064,837
Issuance of 27,236 shares of common stock under the employee stock purchase program	27,236	181	285,171		—	285,352
Tax benefit associated with exercise of stock options			139,143			139,143
Three-for-two stock split, including fractional shares paid out	(125)	18,815		(18,816)		(1)
Net income	—	—	—	5,158,832	—	5,158,832
Issuance of 5,008 shares of treasury stock as director’s fees	—	—	34,992	—	59,969	94,961

BALANCE, December 31, 2004	5,648,197	$56,482	$18,557,911	$53,327,961	$(5,058,969)	$66,883,385

The accompanying notes are an integral part of these consolidated financial statements.

NATIONAL DENTEX CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended

	December 31,	December 31,	December 31,
	2002	2003	2004

Cash flows from operating activities:
Net income	$5,881,647	$5,757,045	$5,158,832
Adjustments to reconcile net income to net cash provided by operating activities, net of effects of acquisitions:
Depreciation and amortization	2,106,922	2,383,260	3,131,697
Provision (benefit) for deferred income taxes	274,172	(118,867)	739,111
Impairment of long-lived assets	—	—	140,000
Tax benefit associated with exercise of stock options	—	—	139,143
Issuance of common stock as director’s fees	64,084	48,007	94,961
Provision (benefit) for bad debts	46,978	152,097	(40,817)
Changes in operating assets and liabilities, net of effects of acquisitions:
Increase in accounts receivable	(5,513)	(332,991)	(508,070)
(Increase) decrease in inventories	(220,027)	(103,962)	315,824
(Increase) decrease in prepaid expenses	(358,770)	478,938	(777,307)
Decrease (increase) in other assets	119,941	(29,788)	(1,047,619)
(Decrease) increase in accounts payable and accrued liabilities	(152,421)	(414,018)	636,230

Net cash provided by operating activities	7,757,013	7,819,721	7,981,985

Cash flows from investing activities:
Payment for acquisitions, net of cash acquired	(2,836,985)	(7,306,153)	(3,679,492)
Payment of deferred purchase price	(1,859,249)	(1,491,619)	(3,249,189)
Premiums paid for life insurance policies	(447,836)	(668,976)	(774,967)
Additions to property, plant and equipment, net	(2,155,685)	(2,715,175)	(3,248,254)

Net cash used in investing activities	(7,299,755)	(12,181,923)	(10,951,902)

Cash flows from financing activities:
Net borrowings from current obligations	—	—	2,000,000
Net proceeds from issuance of common stock	597,826	389,238	1,350,188
Payments for repurchases of common stock	(1,624,675)	—	—

Net cash (used in) provided by financing activities	(1,026,849)	389,238	3,350,188

Net (decrease) increase in cash and cash equivalents	(569,591)	(3,972,964)	380,271
Cash and cash equivalents at beginning of period	6,378,026	5,808,435	1,835,471

Cash and cash equivalents at end of period	$5,808,435	$1,835,471	$2,215,742

Supplemental disclosures of cash flow information:
Interest paid	$11,375	$11,184	$51,012

Income taxes paid	$4,172,637	$2,718,140	$3,734,480

Supplemental schedule of non-cash investing and financing activities:
The Company purchased the operations of certain dental laboratories in 2002, 2003 and 2004. In connection with these acquisitions, liabilities were assumed as follows:
Fair value of assets acquired	$4,039,000	$10,477,000	$5,773,000
Cash paid	(3,212,000)	(8,255,000)	(4,319,000)
Deferred purchase price at date of acquisition	(245,000)	(375,000)	(544,000)

Liabilities assumed	$582,000	$1,847,000	$910,000

The accompanying notes are an integral part of these consolidated financial statements.

NATIONAL DENTEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004

(1)	Organization
      National Dentex Corporation (the “Company”) owned and operated 39 full-service dental laboratories and two branch laboratories in 29 states throughout the United States as of December 31, 2004. Working from dentists’ work orders, the Company’s dental laboratories custom design and fabricate dentures, crowns and fixed bridges, and other dental prosthetic appliances.

(2)	Summary of Significant Accounting Policies

Principles of Consolidation
      The Company follows the guidance established in FASB Interpretation No. 46, “Consolidation of Variable Interest Entities”, in presenting the consolidated financial statements. The consolidated financial statements include all operations of the Company. Acquisitions are reflected from the date acquired by the Company (see Note 3) to December 31, 2004. All significant inter-company balances and transactions have been eliminated in consolidation.

Revenue Recognition
      Revenue is recognized upon transfer of title and risk of loss, generally as the dentists’ orders are shipped. Shipping and handling fees charged to customers are recognized upon shipment and are treated as a reduction in selling, general and administrative expenses. Shipping and handling costs totaling approximately $7,690,000, $8,354,000 and $9,209,000 for the years ended December 31, 2002, 2003 and 2004, respectively, are included in selling, general and administrative expense.

Revised Classification of Intangible Assets
      In connection with its accounting for purchase business combinations, the Company had not historically recognized certain identifiable intangible assets, specifically customer relationships and trade names, apart from goodwill. However, in 2004 based upon a re-examination of the applicable accounting literature, FASB Statement No. 141 (SFAS 141) Business Combinations, FASB Statement No. 142 (SFAS 142), Goodwill and Other Intangible Assets and Emerging Issues Task Force Abstract 02-17 Recognition of Customer Relationship Intangible Assets Acquired in a Business Combination (EITF 02-17)), the Company determined that the proper accounting practice is to recognize customer relationships and trade names as separate identifiable intangible assets apart from goodwill in acquisitions consummated by the Company subsequent to the applicable effective dates of SFAS 141 and EITF 02-17.
      Accordingly, the Company has revised its classification of intangible assets, and the associated income tax liabilities in the consolidated balance sheets, which resulted in the recognition, apart from goodwill, of approximately $2,143,271 and $2,580,000 of customer relationships and trade names, respectively, as of December 31, 2003. As part of the revised classification, the Company recorded a deferred tax liability of $1,756,400 which relates to the book versus tax basis difference associated with these customer relationships and trade name assets. The deferred tax liability was recorded as a component of the Company’s purchase accounting for these acquisitions and accordingly increased goodwill by a corresponding amount. The impact of this revised classification and the recognition of the associated income tax liabilities to the consolidated balance sheet was not material.
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

NATIONAL DENTEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Company restated its condensed consolidated financial statements for the quarters ended March 31, 2004, June 30, 2004 and September 30, 2004 as reported in Forms 10-Q/A.

Goodwill and Other Indefinite-Lived Intangible Assets Not Subject to Amortization
      In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142; goodwill amortization ceased on December 31, 2001. The Company continually evaluates whether events and circumstances have occurred that indicate that the value of goodwill has been impaired. In accordance with SFAS No. 142, goodwill is evaluated for possible impairment on an annual basis, based on a two-step process. The first step is to compare the fair value of the reporting unit to its carrying amount to determine if there is potential impairment. The second step, used to measure the amount of impairment loss, compares the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. In accordance with SFAS No. 142, the reporting unit is an operating segment or one level below an operating segment (referred to as a component). The Company views the individual laboratories as reporting units. The Company determines fair value using factors based on revenue and operating margins. In the second quarters of 2002, 2003 and 2004 the Company completed both steps of the impairment testing and determined that no impairment exists at this time.
      Additionally, the Company also recognizes the existence of value in trade names acquired in business combinations and believes the useful life of this intangible to be indefinite. Accordingly, trade names are also evaluated for impairment on an annual basis using a single step method in accordance with SFAS No. 142. Impairment charges related to trade names are recognized when the fair value is less than the carrying value of the asset. Impairment charges related to trade names were recorded in the year ended December 31, 2004 in the amount of $140,000, of which $77,000 related to prior periods. Trade name impairment charges resulted from a decline in forecasted revenue at specific laboratories in comparison to revenue forecasts used in previous valuation calculations.

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

Advertising and Promotional Costs
      Advertising, promotional and marketing costs are charged to earnings in the period in which they are incurred, in accordance with AICPA Statement of Position (SOP) 93-7, “Reporting on Advertising Costs.” These costs were approximately $1,480,000, $1,116,000 and $1,148,000 for the years ended December 31, 2002, 2003 and 2004, respectively.

Cash and Cash Equivalents
      The Company considers all highly liquid investments purchased with maturities of 90 days or less to be cash equivalents. The Company has cash investments including overnight repurchase agreements with financial institutions in excess of the $100,000 insured limit of the Federal Deposit Insurance Corporation.

Accounts Receivable and Allowance for Doubtful Accounts
      Trade accounts receivable are recorded at the invoiced amount. Service charges are assessed on balances 60 days past due. The allowance for doubtful accounts is our best estimate of the amount of probable credit

NATIONAL DENTEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
losses in our existing accounts receivable. We determine the allowance based on historical write-off experience. We review our allowance for doubtful accounts monthly. Past due balances over 90 days and over a specified amount are reviewed individually for collectibility. All other balances are reviewed on a pooled basis by type of receivable. Account balances are charged off against the allowance when we feel it is probable the receivable will not be recovered. We do not have any off-balance-sheet credit exposure related to our customers.
      Receivables consist of the following at December 31, 2003 and 2004:

	2003	2004

Trade	$11,810,607	$12,480,214
Employee	196,998	106,843
Other	219,095	586,067

Total Receivables	$12,226,700	$13,173,124
      Following are the changes in the allowance for doubtful accounts during the years ended December 31, 2002, 2003 and 2004:

	Balance at	Charged to		Balance at
	Beginning	Costs and		End of
	of Period	Expenses	Write-offs	Period

Allowance for Doubtful Accounts:
December 31, 2002	$307,467	$46,477	$46,978	$306,966
December 31, 2003	306,966	157,811	152,097	312,680
December 31, 2004	312,680	(40,817)	90,682	181,181

Inventories
      Inventories consist of the following:

	December 31, 2003	December 31, 2004

Raw Materials	$5,000,816	$4,804,115
Work in Process	995,667	861,984
Finished Goods	—	172,799

	$5,996,483	$5,838,898
      Inventories are stated at the lower of cost (first-in, first-out) or market. Work in process represents an estimate of the value of specific orders in production yet incomplete at period end. Finished goods consist of completed orders that were shipped to customers immediately subsequent to period end.

Property, Plant and Equipment
      Property, plant and equipment are stated at cost, less accumulated depreciation. Depreciation is calculated using the straight-line method over the following estimated depreciable lives:

Buildings	25 years
Furniture and fixtures	5 - 10 years
Laboratory equipment	5 - 20 years
Computer equipment	3 - 5 years
      Leasehold improvements are amortized over the lesser of the assets’ estimated useful lives or the lease terms.

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
      Depreciation expense totaled approximately $1,436,000, $1,630,000 and $1,888,000 for the years ended December 31, 2002, 2003 and 2004, respectively.

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

Cash Surrender of Life Insurance
      The cash surrender value of life insurance policies are recorded at the lower of cost or market.

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

Stock Split
      On December 10, 2004 the Company announced a three-for-two stock split in the form of a stock dividend on its common stock to be paid on December 31, 2004 to stockholders of record on December 20, 2004. Stockholder’s equity has been adjusted to give retroactive recognition to the stock split for all periods presented by reclassifying from retained earnings to common stock the par value of the additional shares arising from the split. In addition, all references in the financial statements and notes to number of shares, per share amounts, stock option data and market prices have been adjusted to reflect this stock split.

NATIONAL DENTEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Earnings Per Share
      In accordance with the disclosure requirements of SFAS No. 128, “Earnings per Share,” basic earnings per share is computed by dividing net income by the weighted average number of shares outstanding and diluted earnings per share reflects the dilutive effect of stock options. The weighted average number of shares outstanding, the dilutive effects of outstanding stock options and warrants, and the shares under option plans that were anti-dilutive for the years ended December 31, 2002, 2003 and 2004 are as follows:

	Years Ended December 31,

	2002	2003	2004

Weighted average number of shares used in basic earnings per share calculation	5,186,647	5,130,659	5,186,589
Incremental shares under option plans	142,730	85,363	278,517

Weighed average number of shares used in diluted earnings per share calculation	5,329,377	5,216,022	5,465,106

Shares under option plans excluded in computation of diluted earnings per share due to antidilutive effects	260,437	379,147	NONE

Stock-Based Compensation
      Effective January 1, 1996, the Company adopted the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, as amended by SFAS No. 148, “Accounting for Stock Based Compensation”. The Company has elected to continue to account for employee stock options at intrinsic value, in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” with disclosure of the effects of fair value accounting on net income and earnings per share on a pro forma basis for the years ended December 31, 2002, 2003 and 2004. Had compensation costs for the Company’s 1992 Long-Term Incentive Plan (the “LTIP”), 2001 Stock Plan and 1992 Employees’ Stock Purchase Plan the ( “Stock Purchase Plan”) been determined consistent with SFAS No. 123, the Company’s net income and earnings per share would have been reduced to the following pro forma amounts:

	Years Ended December 31,

	2002	2003	2004

Net income, as reported:	$5,881,647	$5,757,045	$5,158,832
Stock-based employee compensation expense included in reported net income	—	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	408,626	196,840	156,554

Pro forma net income	$5,473,021	$5,560,205	$5,002,278

Earnings per share:
As reported, basic	$1.13	$1.12	$.99
Pro forma, basic	1.06	1.08	.96
As reported, diluted	1.10	1.10	.94
Pro forma, diluted	1.03	1.07	.92

NATIONAL DENTEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      In calculating the pro forma information set forth above, the fair value of each option grant under the LTIP, the 2001 Stock Plan and the Stock Purchase Plan is estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2004, 2003 and 2002, respectively.

	Risk-Free	Weighted Average	Expected	Expected
Year Ended	Interest Rate	Expected Life	Volatility	Dividends

December 31, 2004	1.04%	1.0 Years	27.17%	None
December 31, 2003	1.04% to 2.07%	1.8 Years	28.03% to 28.28%	None
December 31, 2002	0.43% to 2.04%	1.9 Years	28.30% to 28.64%	None

Treasury Stock Purchases
      The Company has implemented a stock repurchase program as approved by the Company’s Board of Directors. The program authorizes the purchase of up to 600,000 shares of common stock in open market or privately negotiated transactions, subject to market conditions. For the year ended December 31, 2002, the Company repurchased 125,100 shares which have been classified as treasury stock on the accompanying consolidated balance sheet. In 2003 and 2004 there were no common stock repurchases; however the Company issued 3,892 shares from treasury stock in payment of directors’ fees in 2003 and 5,008 shares in 2004. There are currently 206,700 shares remaining that may be repurchased in future years.

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

Reclassifications
      Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

Disclosures About the Fair Value of Financial Instruments
      The Company’s financial instruments mainly consist of cash and cash equivalents, accounts receivable, accounts payable, and long-term liabilities. The carrying amounts of the Company’s cash and cash equivalents, accounts receivable and accounts payable approximate their fair value due to the short-term nature of these instruments. The carrying amount of the long-term liabilities also approximates their fair value, based on rates available to the Company for debt with similar terms and remaining maturities.

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

NATIONAL DENTEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Disclosures about Segments of an Enterprise
      SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS No. 131 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate financial information is available for the evaluation by the chief decision maker, or decision-making group, in making decisions how to allocate resources and assess performance. To date, the Company has viewed its operations and manages its business as one aggregated reportable segment.

Recent Accounting Pronouncements
      In November 2004, the FASB issued SFAS No. 151, “Inventory Costs — An Amendment of ARB No. 43, Chapter 4”. SFAS No. 151 amends the guidance in Accounting Research Bulletin (ARB) No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Among other provisions, the new rule requires that items such as idle facility expense, excessive spoilage, double freight, and rehandling costs be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal” as stated in ARB No. 43. Additionally, SFAS No. 151 requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005, and is required to be adopted by the Company effective January 1, 2006. The Company does not expect SFAS No. 151 to have a material impact on its consolidated results of operations or financial condition.
      In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment”. SFAS No. 123R supersedes APB Opinion No. 25, which requires recognition of an expense when goods or services are provided. SFAS No. 123R requires the determination of the fair value of the share-based compensation at the grant date and the recognition of the related expense over the period in which the share-based compensation vests. SFAS No. 123R permits a prospective or two modified versions of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods by the original SFAS No. 123. The Company is required to adopt the provisions of SFAS No. 123R effective January 1, 2006, at which time the Company will begin recognizing an expense for unvested share-based compensation that has been issued or will be issued after that date. The Company has not yet finalized its decision concerning the transition option it will utilize to adopt SFAS No. 123R. Based on pro-forma financial statements, the Company expects the impact of the adoption of SFAS No. 123R to be immaterial as it relates to the Company’s currently outstanding options. The Company will continue to assess the impact SFAS No. 123R will have on any future grants.

(3)	Acquisitions
      The Company’s acquisition strategy is to consolidate within the dental laboratory industry and use its financial and operational synergies to create a competitive advantage. Certain factors, such as the laboratory’s assembled workforce, technical skills, and value as a going concern result in the recognition of goodwill.

NATIONAL DENTEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      During 2003, the Company acquired the following dental laboratory operations:

Acquisition	Form of Acquisition	Location	Period Acquired

Nobilium of Texas	Certain Assets	Houston, TX	March 2003
Accurate Dental Laboratory	Certain Assets	Albuquerque, NM	April 2003
Jackson Dental Laboratory	Certain Assets	Orlando, FL	April 2003
Salem Dental Laboratory	All Outstanding Capital Stock	Cleveland, OH	July 2003
Top Quality Partials	All Outstanding Capital Stock	Apopka, FL	September 2003
Midtown Dental Laboratory	All Outstanding Capital Stock	Charleston, WV	October 2003
Thoele Dental	All Outstanding Capital Stock	Waite Park, MN	November 2003
      During 2004, the Company acquired the following dental laboratory operations:

Acquisition	Form of Acquisition	Location	Period Acquired

Hamlett Dental Laboratory	Certain Assets	Holt, MI	April 2004
Dental Arts Laboratory of Dallas	Certain Assets	Dallas, TX	May 2004
G&S Dental Laboratory	Certain Assets	North Royalton, OH	July 2004
Loyd Dental Laboratory	Certain Assets	Indianapolis, IN	July 2004
Artisan Dental
Studio	Certain Assets	Lakewood, CO	July 2004
D.H. Baker Dental Laboratory	All Outstanding Capital Stock	Traverse City, MI	August 2004
Crown and Glory Aesthetic Dental Laboratory	Certain Assets	Reisterstown, MD	November 2004

NATIONAL DENTEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      These acquisitions have been reflected in the accompanying consolidated financial statements from the dates of acquisition, and have been accounted for as purchases in accordance with SFAS No. 141, “Business Combinations.” The total purchase price has been allocated to the acquired assets and liabilities based on estimates of their related fair values. The total purchase price was allocated as follows as of December 31, 2003 and 2004:

	Year Ended	Year Ended December 31, 2004
	December 31, 2003
		D.H. Baker		Total
	Total Acquired*	Dental Laboratory	All Other*	Acquired

Total Purchase Price	$8,630,000	$3,983,000	$880,000	$4,863,000
Less Fair Market Values Assigned to Tangible Assets and Liabilities:
Cash	949,000	632,000	—	632,000
Accounts receivable	1,249,000	480,000	49,000	529,000
Inventories	739,000	113,000	45,000	158,000
Property, plant and equipment	995,000	303,000	172,000	475,000
Other assets	31,000	8,000	—	8,000
Accounts payable	(329,000)	(100,000)	—	(100,000)
Accrued liabilities and other	(1,518,000)	(785,000)	(25,000)	(810,000)
Less Fair Market Values Assigned to Intangible Assets:
Customer relationships	2,143,000	800,000	—	800,000
Trade names	1,500,000	500,000	—	500,000
Non-compete agreements	334,000	200,000	572,000	772,000

Goodwill	$2,537,000	$1,832,000	$67,000	$1,899,000

*	All 2003 acquisitions and certain 2004 acquisitions were individually insignificant and are presented in the aggregate
      Certain acquisition agreements contain provisions for additional payments based on earnings goals. Contingent consideration associated with the above acquisitions at time of purchase was $2,830,000 and $1,100,000, respectively, for all 2003 and 2004 acquisitions. The entire 2004 amount was attributable to D.H. Baker Dental Laboratory. Payments are recorded as goodwill when they are determinable. Acquired goodwill of approximately $295,000 and $67,000 for acquisitions completed in 2003 and 2004, respectively, are tax deductible over a fifteen-year period, as allowed under Internal Revenue Service Code Section 197.

NATIONAL DENTEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following unaudited pro forma operating results of the Company assume the acquisitions of 2003 and 2004 had been made as of January 1, 2003. Such information includes adjustments to reflect additional depreciation, non-compete and customer relationship amortization and interest expense, and is not necessarily indicative of what the results of operations would actually have been or of the results of operations in future periods.

	Years Ended

	December 31,	December 31,
	2003	2004

	(Unaudited)
Net sales	$113,100,000	$114,918,000
Net income	6,609,000	5,375,000
Net income per share:
Basic	$1.29	$1.04
Diluted	$1.27	$.98

(4)	Goodwill and Other Intangible Assets
      In July 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination, whether acquired individually or with a group of other assets, and the accounting and reporting for goodwill and other intangibles subsequent to their acquisition. These standards require that the purchase method of accounting be used for business combinations and eliminates the use of the pooling-of-interest method. Additionally, these standards require that goodwill and intangible assets with indefinite lives no longer be amortized. The Company was required to adopt SFAS No. 141 and SFAS No. 142 on a prospective basis as of July 1, 2001 and January 1, 2002, respectively. In accordance with the provisions of SFAS No. 142, the Company no longer amortizes goodwill.
      The changes in the carrying amount of goodwill for the years ended December 31, 2003 and 2004 are as follows:

	Years Ended

	December 31, 2003	December 31, 2004

	(Revised Classification)
Balance as of January 1	$23,343,000	$27,477,000
Goodwill acquired during the year	3,993,000	1,899,000
Adjustments related to contingent consideration	105,000	814,000
Adjustments related to the finalization of preliminary purchase estimates	36,000	195,000

Balance as of December 31	$27,477,000	$30,385,000

      The Company’s contingent laboratory purchase price liabilities subject to acquisition agreements that are tied to earnings performance, as defined in the purchase agreements, generally over a three year period are approximately $3,204,000. As the contingency is resolved, the payments are recorded as goodwill.
      In connection with dental laboratory acquisitions, the Company has identified certain other intangible assets including trade names, customer relationships and non-competition agreements. The Company has applied the provisions of SFAS No. 141 and SFAS No. 142 as well as EITF No. 02-17 “Recognition of Customer Relationship Intangible Assets Acquired in a Business Combination” in its purchase price allocations (“EITF 02-17”.)

NATIONAL DENTEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Trade Names
      Trade names as acquired are valued using a quantification of the income generated based on the recognition afforded by the trade name in the marketplace, using the relief-from-royalty valuation approach. Company practice is to use existing and acquired trade names in perpetuity, therefore there is no legal limit to their life and consequently they have been treated as indefinite-lived intangibles. While these assets are not subject to amortization, they are tested for impairment on an annual basis in accordance with SFAS No. 142. The Company uses the relief from royalty valuation approach at each fiscal year end to determine the value of the asset. Trade name impairment charges resulted from a decline in forecasted revenue at specific laboratories in comparison to revenue forecasts used in previous valuation calculations. In 2004, the Company recorded $140,000 of impairment charges, of which $77,000 pertains to prior periods. Impairment charges are a component of selling, general and administrative expense.
      The changes in the carrying amount of trade names for the years ended December 31, 2003 and 2004 are as follows:

	Years Ended

	December 31, 2003	December 31, 2004

	(Revised Classification)
Beginning of year	$1,174,000	$2,580,000
Trade names acquired during the year	1,406,000	500,000

Trade Names	2,580,000	3,080,000
Less: Charged to Impairment Expense	—	(140,000)

Trade Names — End of year	$2,580,000	$2,940,000

Customer Relationships
      Acquired dental laboratories have customer relationships in place with dentists within their market areas. Based on the criteria of EITF 02-17, the Company recognizes customer relationship assets when established relationships exist with customers through contract or other contractual relationships such as purchase orders or sales orders. Customer relationships are valued based on an analysis of revenue and customer attrition data and amortized over their useful life. The weighted-average amortization period for acquisitions completed in both 2003 and 2004 was 9 years. The amounts assigned to customer relationships are amortized on a straight-line basis over their useful lives. The Company has determined that the straight-line method is appropriate based on an analysis of customer attrition statistics.

	Years Ended

	December 31, 2003	December 31, 2004

	(Revised Classification)
Beginning of year	$—	$2,143,000
Customer relationships acquired during the year	2,143,000	800,000

Customer Relationships, Gross	2,143,000	2,943,000
Less: Accumulated amortization	(—)	(345,000)

Customer Relationships, Net — End of year	$2,143,000	$2,598,000

NATIONAL DENTEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Amortization expense associated with customer relationships totaled approximately $345,000 for the year ended December 31, 2004. Future amortization expense of the current customer relationship balance will be approximately:

2005	$327,000
2006	327,000
2007	327,000
2008	327,000
2009	327,000
Thereafter	963,000

$2,598,000

Non-competition Agreements
      The Company has incurred certain deferred purchase costs relating to non-compete agreements with certain individuals, ranging over periods of 2 to 10 years, The weighted-average amortization period for acquisitions completed in 2003 and 2004 was 8.8 years and 8.8 years, respectively. The amounts assigned to non-competition agreements are amortized on a straight-line basis over the term of the agreement.

	Years Ended

	December 31,	December 31,
	2003	2004

Beginning of year	$8,015,000	$8,349,000
Non-competition agreements acquired during the year	334,000	772,000

Non-competition agreements, gross	8,349,000	9,121,000
Less: Accumulated amortization	(5,510,000)	(6,397,000)

Non-competition agreements, net	$2,839,000	$2,724,000

      Amortization expense associated with non-competition agreements totaled approximately $656,000, $761,000 and $886,000 for the years ended December 31, 2002, 2003 and 2004, respectively.
      Future amortization expense of non-competition agreements will be approximately:

2005	$833,000
2006	663,000
2007	353,000
2008	208,000
2009	185,000
Thereafter	482,000

$2,724,000

NATIONAL DENTEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(5)     Income Taxes
      The following is a summary of the provision for income taxes:

	Years Ended

	December 31,	December 31,	December 31,
	2002	2003	2004

Federal —
Current	$2,703,114	$3,058,568	$2,204,266
Deferred	233,046	(101,037)	633,091

	2,936,160	2,957,531	2,837,357

State —
Current	666,801	666,239	495,844
Deferred	41,126	(17,830)	106,020

	707,927	648,409	601,864

	$3,644,087	$3,605,940	$3,439,221

      Deferred income taxes are comprised of the following at December 31, 2003 and 2004:

	2003	2004

		(Revised
		Classification)
Deferred Tax Assets:
Non-compete agreements	$743,186	$897,672
Other liabilities	825,191	933,216
Vacation benefits	195,420	86,818
Inventory basis differences	39,312	45,178
Receivables basis differences	64,687	38,560
Other reserves	182,121	—

Total deferred tax assets	2,049,917	2,001,444

Deferred Tax Liabilities:
Depreciation differences	(874,569)	(1,131,242)
Intangible amortization differences	(2,578,812)	(3,296,287)
Other reserves	—	(302,434)

Total deferred tax liabilities	(3,453,381)	(4,729,963)

Net deferred tax asset/liability	$(1,403,464)	$(2,728,519)

      A reconciliation between the provision for income taxes computed at statutory rates and the amount reflected in the accompanying statements of income is as follows:

	Years Ended

	December 31,	December 31,	December 31,
	2002	2003	2004

Statutory federal income tax rate	34.0%	34.0%	34.0%
State income tax, net of federal income tax benefit	4.6	4.6	4.6
Other	(0.3)	(0.1)	1.4

Effective income tax rate	38.3%	38.5%	40.0%

NATIONAL DENTEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(6)	Lines of Credit
      The Company has executed a financing agreement (the “Agreement”) with Fleet National Bank, a Bank of America Company (the “Bank”). The Agreement, dated June 30, 2004, includes a revolving line of credit of $5,000,000 and a revolving acquisition line of credit of $20,000,000. The interest rate on both revolving lines of credit is the prime rate or, at the Company’s option, the London Interbank Offered Rate (“LIBOR”) or a cost of funds rate plus a range of .75% to 1.5% depending on the ratio of total liabilities to tangible net worth. Both revolving lines of credit terminate on June 30, 2007.
      An unused facility fee of one eighth of 1% per annum is payable on the unused amount of the first revolving line of credit. A facility fee of $10,000 per year is required on the acquisition line of credit. At December 31, 2004, the Company had borrowed $2,000,000, with $18,000,000 remaining available, on the revolving acquisition line of credit while the full principal amount of $5,000,000 was available to the Company under the first revolving line of credit. As of December 31, 2004, the interest rate associated with current borrowing was 3.19%. The Agreement requires compliance with certain covenants, including the maintenance of specified net worth and other financial ratios. As a result of lower than expected earnings in the fourth quarter of 2004, due mainly to the implementation costs resulting from the compliance requirement of Section 404 of the Sarbanes Oxley Act, the Company was not in compliance with the “EBITDA” covenant that requires specified minimum earnings before interest, taxes, depreciation and amortization. In addition, in March 2005, the Company borrowed against the majority of its existing acquisition facility to finance the acquisition of Green Dental Laboratories, Inc. (“Green”). As a result of this acquisition, we failed a tangible net worth financial covenant as of March 31, 2005. However, the Bank granted relief from our financial covenants in the form of a waiver through June 30, 2005.
      Subsequent to year end, the Bank committed to an additional five year credit facility of $20,000,000 pending the completion of an executed definitive agreement which will include modified financial covenants. We expect to execute a definitive agreement within a reasonable period of time in 2005. The Company believes that cash flow from operations and available financing will be sufficient to meet contemplated operating and capital requirements and deferred payments associated with prior acquisitions for the foreseeable future.

(7)	Benefit Plans
      The Company has a qualified retirement plan under Internal Revenue Code Sections 401(a) and 401(k) (the “401(k) Plan”). The 401(k) Plan allows contributions of up to 10% of a participant’s salary, a portion of which is matched in cash by the Company. The Company contributes cash once a year, within 120 days after December 31, the 401(k) Plan’s year-end. All employees are eligible to participate in the 401(k) Plan after completing one year of service with the Company and the attainment of age 21. Participants are fully vested immediately in employee contributions and become fully vested in the Company’s matching contributions after six years of service or upon attaining age 65. The Company has incurred charges to operations of approximately $573,000, $586,000 and $667,000 to match contributions for the years ended December 31, 2002, 2003 and 2004, respectively.
      The Company has a cash incentive plan( the “Laboratory Plan”) for dental laboratory management and other designated key employees who could directly influence the financial performance of an individual dental laboratory. Eligibility is determined annually for each laboratory. Each participant is eligible to receive an amount based on the achievement of certain earnings levels by the participant’s laboratory, as defined. The Company has incurred charges to operations of approximately $3,022,000, $2,790,000 and $3,397,000 for the years ended December 31, 2002, 2003 and 2004, respectively, under the Laboratory Plan.
      The Company has an executive bonus plan (the “Executive Plan”) for key executives and management of the Company, and a management bonus plan (the “Managers Plan”) for laboratory group managers.

NATIONAL DENTEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Eligibility to participate in each plan is determined annually. Participants are eligible to receive a payroll bonus, based on a percentage of salary, dependent upon the achievement of earnings targets, as defined. The bonus is distributed within 90 days after year-end. The Company has incurred aggregate charges to operations of approximately $317,000, $304,000 and $350,000, for the years ended December 31, 2002, 2003 and 2004, respectively, with respect to these plans.
      The Company established a Supplemental Executive Retirement Plan (“SERP”) for certain key employees providing for annual benefits payable over a period of 10 years beginning at age 65 or date of retirement. Benefits will be funded by life insurance contracts purchased by the Company. The cost of these benefits is being charged to expense and accrued using a present value method over the expected terms of employment. These benefits vest to the participating employees over periods of up to ten years. The charges to expense for the years ended December 31, 2002, 2003 and 2004, were approximately $389,000, $479,000 and $487,000, respectively and are recorded in accrued liabilities. The payment of benefits is funded by life insurance policies recorded in other assets.

(8)	Commitments and Contingencies

Operating Leases
      The Company is committed under various non-cancelable operating lease agreements covering its office space and dental laboratory facilities and certain equipment. Certain of these leases also require the Company to pay maintenance, repairs, insurance and related taxes. The total rental expense for the years ended December 31, 2002, 2003 and 2004 was approximately $2,699,000, $2,937,000 and $3,257,000, respectively. The approximate aggregate minimum lease commitments under these leases as of December 31, 2004 are as follows:

Year	Amount

2005	$2,828,000
2006	2,226,000
2007	1,574,000
2008	1,186,000
2009	905,000
Thereafter	3,338,000

$12,057,000

Legal Proceedings
      The Company is involved from time to time in litigation incidental to its business. Management believes that the outcome of current litigation will not have a material adverse effect upon the operations or financial condition of the Company and will not disrupt the normal operations of the Company.
      In January 2005, the Company was served with a complaint naming them as a defendant in federal district court in a patent infringement case, PSN Illinois, LLC v. Ivoclar Vivadent, Inc. et al. The case was brought in the Eastern Division of the Northern District of Illinois. The complaint alleges that the various named defendants, including the Company and most other major domestic dental laboratories, infringed a patent that was assigned to the plaintiff by using, or inducing others to use, a process for making porcelain dental veneers. On March 7, 2005, the Company filed an answer with affirmative defenses to the complaint. While the Company is still in the process of further evaluating the plaintiff’s various allegations, it believes that the plaintiff can only seek monetary damages since the patent has expired, and the Company believes that

NATIONAL DENTEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
it has meritorious defenses. At this time, the Company does not believe the final disposition of this lawsuit will result in a material loss.
      The Company, as sponsor of its 401(k) Plan, has filed a retroactive plan amendment under the Internal Revenue Service’s Voluntary Correction Program to clarify the definition of compensation in the 401(k) Plan. Based on the Company’s consultation with its ERISA counsel, the Company believes this issue will be favorably resolved without requiring additional employer contributions or jeopardizing the tax-qualified status of the 401(k) Plan. The Company is also evaluating the impact of the calculation of catch-up contributions as provided for under the 401(k) Plan for the 2002 and 2003 plan years. Based on the outcome of this evaluation, the Company will determine if utilizing this voluntary correction program is required to correct the operations of the 401(k) Plan. At this time, the Company does not believe the final disposition of this matter will result in a material loss.

Employment Contracts and Change-in-Control Arrangements
      In April 1995, January 2001 and May 2004, the Company entered into employment contracts and change-in-control arrangements with certain key executives. The initial term of these employment contracts expired in April 1998, and the contracts by their terms renew automatically thereafter until termination by the Company or the executive. The change-in-control arrangements provide certain severance benefits in the event that the executive is terminated by the Company without cause or the executive terminates his employment contract for certain specified reasons.

(9)	Stock Options, Warrants and Employee Stock Purchase Plan

Stock Option Plans
      In May 1992, the Company’s Board of Directors (the “Board”) adopted the 1992 Long-Term Incentive Plan (the “LTIP”). Under the LTIP, the Board may grant stock options, stock appreciation rights, restricted stock, deferred stock, stock purchase rights and other stock-based compensation to key employees, officers and directors of the Company. In August 1995, the Board amended the LTIP to increase the number of shares of common stock reserved for issuance under the plan from 225,000 to 352,500, in April 1997 to 502,500 and in April 1998 to 727,500. As of May 2002, no additional options may be granted under this plan. These options vest over three years from date of grant with a maximum term of ten years.
      The following summarizes the transactions of the Company’s LTIP for the years ended December 31, 2002, 2003 and 2004:

	2002		2003		2004

		Weighted Average		Weighted Average		Weighted Average
	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price

Outstanding at beginning of year	583,116	$11.59	533,592	$11.78	511,953	$11.87
Granted	13,650	16.48	—	—	—	—
Exercised	(36,573)	9.77	(14,190)	9.06	(59,353)	11.27
Canceled	(26,601)	12.91	(7,449)	10.77	(3,531)	11.44

Outstanding at end of year	533,592	$11.78	511,953	$11.87	449,069	$11.95

Exercisable at end of year	382,464	$11.41	451,001	$11.59	445,020	$11.91
Weighted average fair value of options granted	$2.77		—		—

NATIONAL DENTEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Options Outstanding			Options Exercisable

	Number	Weighted Average	Weighted Average	Number	Weighted Average
	Outstanding at	Remaining	Exercise Price	Exercisable	Exercise Price
Exercise Price Range	12/31/04	Contractual Life	Per Share	at 12/31/04	Per Share

$8.17 to $10.00 per share	96,870	4.0	$8.55	96,870	$8.55
$10.17 to $13.42 per share	123,880	3.0	11.39	123,880	11.39
$13.50 to $16.59 per share	228,319	5.0	13.70	224,270	13.65

	449,069	4.3	$11.95	445,020	$11.91

      In January 2001, the Company’s Board of Directors adopted the 2001 Stock Plan. Under this plan, the Board may grant stock options, stock appreciation rights, restricted stock, deferred stock, stock purchase rights and other stock-based compensation to key employees, officers and directors of the Company. The Board reserved 450,000 shares of common stock for issuance under the Plan. In April 2004, the Board amended the 2001 Stock Plan to increase the number of shares of common stock reserved for issuance under the plan from 450,000 to 825,000. These options vest over three years from date of grant with a maximum term of ten years.
      The following summarizes the transactions of the Company’s 2001 Stock Plan for the years ended December 31, 2002, 2003 and 2004:

	2002		2003		2004

		Weighted Average		Weighted Average		Weighted Average
	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price

Outstanding at beginning of year	175,125	$13.65	333,150	$15.01	447,450	$14.59
Granted	162,750	16.44	116,850	13.37	—	—
Exercised	—	—	—	—	(25,200)	15.02
Canceled	(4,725)	13.96	(2,550)	13.96	(14,900)	14.64

Outstanding at end of year	333,150	$15.01	447,450	$14.59	407,350	$14.55

Exercisable at end of year	56,779	$13.64	166,134	$14.55	289,233	$14.53
Weighted average fair value of options granted	$2.76		$2.27		$—

	Options Outstanding			Options Exercisable

	Number	Weighted Average	Weighted Average	Number	Weighted Average
	Outstanding at	Remaining	Exercise Price	Exercisable	Exercise Price
Exercise Price Range	12/31/04	Contractual Life	Per Share	at 12/31/04	Per Share

$13.01 to $13.37 per share	196,052	7.2	$13.37	125,935	$13.37
$13.93 to $16.45 per share	211,298	6.8	15.66	163,298	15.42

	407,350	7.0	$14.55	289,233	$14.53

      Also, the Company has the 1992 Employees’ Stock Purchase Plan (the “Stock Purchase Plan”), as amended in April 2000, under which an aggregate of 300,000 shares of the Company’s common stock may be purchased, through a payroll deduction program, primarily at a price equal to 85% of the fair market value of the common stock on either April 1, 2004 or March 31, 2005, whichever is lower. Approximately 71,000 shares are available for future purchases as of December 31, 2004. The number of shares of

NATIONAL DENTEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
common stock purchased through the Stock Purchase Plan for 2002, 2003 and 2004 were 19,059, 24,529 and 27,236, respectively.

(10)	Subsequent Events
      Effective February 1, 2005, the Company acquired all of the outstanding capital stock of Wornson-Polzin Dental Laboratories, Incorporated of Mankato, Minnesota (“Wornson-Polzin”). Wornson-Polzin reported sales in excess of $3,000,000 in its last fiscal year ended July 31, 2004.
      Effective March 1, 2005, the Company acquired all of the outstanding capital stock of Green Dental Laboratories, Inc. of Heber Springs, Arkansas (“Green”). Green reported sales in excess of $16,000,000 in its last fiscal year ended December 31, 2004. The cost of the acquisition, net of cash acquired, was approximately $22,424,000. The total purchase price has been allocated to the acquired assets and liabilities based on preliminary estimates of their related fair values, which will be subject to revision pending the completion of a valuation analysis by a third party:

Green Dental Laboratory, Inc.	Preliminary Value

Total Purchase Price	$22,491,000
Less Fair Market Values Assigned to Tangible Assets and Liabilities:
Cash	1,118,000
Accounts receivable	1,488,000
Inventories	595,000
Property, plant and equipment	1,875,000
Other assets	200,000
Accounts payable	(496,000)
Accrued liabilities and other	(4,851,000)
Assumed Long-term Debt	(1,051,000)
Less Fair Market Values Assigned to Intangible Assets:
Customer relationships	6,034,000
Trade names	3,759,000
Non-compete agreements	476,000

Goodwill	$13,344,000

      In March 2005 the Company borrowed against the majority of its existing acquisition facility to finance the acquisition of Green Dental Laboratories, Inc. Therefore, under the current agreement, the Company believes that available financing may be insufficient to meet investments associated with future acquisitions, if any. In order to alleviate this situation, the Company has agreed and the Bank has committed to an additional credit facility of $20,000,000 pending the completion of executed, definitive documentation.
      On April 7, 2005 the Company received a delisting notification from Nasdaq indicating the Company is in default of Nasdaq’s continued listing standards, and that its securities are therefore subject to delisting, as a result of the Company’s failure to timely file its Annual Report on Form 10-K for the year ended December 31, 2004 by the extended due date of March 31, 2005. The Company has responded to Nasdaq and attended a Nasdaq delisting panel hearing on May 5, 2005 with respect to this matter. In addition, on May 18, 2005 the Company received an additional delinquency notice from Nasdaq because of its inability to timely file its Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 by the due date of May 10, 2005. The Company and the Nasdaq hearing panel had discussed this anticipated additional delinquency notice at the May 5 panel hearing. The Company believes that the filing of this Annual Report on Form 10-K has allowed it to regain compliance with Nasdaq’s continued listing standards with respect to the first delinquency notice it received from Nasdaq on April 7, 2005. The Company is currently preparing to file as

NATIONAL DENTEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
promptly as reasonably practicable its Quarterly Report on Form 10-Q in respect to its first quarter of 2005 and anticipates, but cannot provide any assurance at this time, that when it does so that it will have regained compliance with Nasdaq’s continued listing standards and that its securities will no longer be deemed subject to delisting.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL DENTEX CORPORATION

By:	/s/ DAVID L. BROWN

David L. Brown, President & CEO
May 24, 2005
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DAVID V. HARKINS David V. Harkins	Chairman of the Board and Director	May 24, 2005

/s/ JACK R. CROSBY Jack R. Crosby	Director	May 24, 2005

/s/ THOMAS E. CALLAHAN Thomas E. Callahan	Director	May 24, 2005

/s/ NORMAN F. STRATE Norman F. Strate	Director	May 24, 2005

/s/ DAVID L. BROWN David L. Brown	President, CEO, and Director (Principal Executive Officer)	May 24, 2005

/s/ RICHARD F. BECKER, JR. Richard F. Becker, Jr.	Vice President, Treasurer and Chief Financial Officer (Principal Financial Officer)	May 24, 2005

EXHIBIT INDEX

Exhibit No.		Description of Exhibit

3.1		Restated Articles of Organization of the Company, filed with the Massachusetts Secretary of State on October 14, 1993.
3.2		Articles of Amendment, filed with the Massachusetts Secretary of the Commonwealth on September 26, 1995.
3.3		By-Laws of the Company, as amended on December 31, 1982 and May 26, 1992.
10	.1(1)*	2001 Stock Plan, as amended on April 10, 2001.
10	.2(4)*	Change of Control Severance Agreement between the Company and David L. Brown, dated January 23, 2001.
10	.3(4)*	Form of Change of Control Severance Agreements between the Company and each of Arthur Champagne, James F. Dodd III, Richard G. Mariacher and Donald E. Merz dated January 23, 2001, and Lynn D. Dine dated May 1, 2004.
10	.4(5)*	Employment Agreement between the Company and Donald E. Merz, dated November 1, 1983.
10	.5(2)*	1992 Long-Term Incentive Plan, as amended.
10	.6(2)*	Employment Agreement between the Company and Richard F. Becker, Jr., dated April 1, 1995.
10	.7(2)*	Change of Control Severance Agreement between the Company and Richard F. Becker, Jr., dated April 1, 1995.
10	.8(2)*	Employment Agreement between the Company and David L. Brown, dated April 1, 1995.
10	.9(7)*	National Dentex Corporation Laboratory Incentive Compensation Plan.
10	.10(7)*	National Dentex Corporation Corporate Executives Incentive Compensation Plan.
10	.11(2)*	National Dentex Corporation Dollars Plus Plan, as amended on January 3, 1986.
10	.12(7)*	National Dentex Corporation Employees’ Stock Purchase Plan.
10	.13(6)	Loan Agreement by and between Fleet National Bank and National Dentex Corporation dated June 30, 2004.
21		Subsidiaries of the Company
23		Consent of PricewaterhouseCoopers LLP.
31.1		Certification pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act as adopted pursuant to Section 302 of the Sarbanes-Oxley Act (Chief Executive Officer).
31.2		Certification pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act as adopted pursuant to Section 302 of the Sarbanes-Oxley Act (Chief Financial Officer).
32.1		Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act (Chief Executive Officer).
32.2		Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act (Chief Financial Officer).
Unless otherwise noted, all exhibits are filed herewith.

(1)	Incorporated by reference from the Registration Statement on Form S-8 (File No. 333-66446) as filed with the Commission on August 1, 2001.
(2)	Incorporated by reference from the Form 10-K for the fiscal year ended December 31, 2003 (File No. 000-23092) as filed with the Commission on March 12, 2004.
(3)	Incorporated by reference from the Form 10-K for the fiscal year ended December 31, 2001 (File No. 000-23092) as filed with the Commission on March 8, 2002.
(4)	Incorporated by reference from the Form 10-K for the fiscal year ended December 31, 2000 (File No. 000-23092) as filed with the Commission on March 13, 2001.
(5)	Incorporated by reference from the Form 10-K for the fiscal year ended December 31, 1999 (File No. 000-23092) as filed with the Commission on March 3, 2000.
(6)	Incorporated by reference from the Current Report on Form 8-K (File No. 000-23092) as filed with the Commission on July 7, 2004.
(7)	Incorporated by reference from the Registration Statement on Form S-1 (File No. 33-70440) declared effective by the Securities and Exchange Commission on December 21, 1993.

*	These exhibits relate to a management contract or to a compensatory plan or arrangement.