Form 10-Q
period 2005-03-31
NATIONAL DENTEX CORP /MA/
filed 2005-06-06
CIK 913616

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the
Securities Exchange Act of 1934

For the Quarter Ended March 31, 2005

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

Yes  ☑     No  ☐

     As of May 2, 2005, 5,326,415 shares of the registrant’s Common Stock, par value $.01 per share, were outstanding.

NATIONAL DENTEX CORPORATION

FORM 10-Q

QUARTER ENDED MARCH 31, 2005

Page(s)
PART I. Financial Information

Item 1. Financial Statements:

Unaudited Condensed Consolidated Balance Sheets as of December 31, 2004 and March 31, 2005	3

Unaudited Condensed Consolidated Statements of Income for the three month periods ended March 31, 2004 and 2005	4

Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2004 and 2005	5

Notes to Condensed Consolidated Financial Statements	6-13

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14-18

Item 3. Quantitative and Qualitative Disclosures About Market Risk	19

Item 4. Controls and Procedures	19

PART II. Other Information	20

Signatures	21

Exhibit Index	22

Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act	23

Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act	24

Certification of CEO pursuant to U.S.C. Section 1350	25

Certification of CFO pursuant to U.S.C. Section 1350	26
EX-31.1 Section 302 Certification of CEO
EX-31.2 Section 302 Certification of CFO
EX-32.1 Section 1350 Certification of CEO
EX-32.2 Section 1350 Certification of CFO

NATIONAL DENTEX CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	December 31,	March 31,
	2004	2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,215,742	$2,326,895
Accounts receivable:
Trade, less allowance of $181,000 in 2004 and $208,000 in 2005	12,299,033	15,261,723
Other	692,910	671,682
Inventories	5,838,898	6,890,821
Prepaid expenses	2,479,939	1,993,177

Total current assets	23,526,522	27,144,298

PROPERTY, PLANT AND EQUIPMENT:
Land and buildings	6,672,945	8,340,774
Leasehold and building improvements	7,217,877	7,529,568
Laboratory equipment	12,265,565	12,691,080
Furniture and fixtures	5,056,849	5,455,578

	31,213,236	34,017,000
Less — Accumulated depreciation and amortization	16,027,568	16,464,771

Net property, plant and equipment	15,185,668	17,552,229

OTHER ASSETS, net:
Goodwill	30,384,978	45,379,951
Trade names	2,940,000	7,134,598
Customer relationships	2,598,531	9,180,827
Non-competition agreements	2,724,401	3,176,996
Other assets	4,470,568	4,633,785

Total other assets	43,118,478	69,506,157

Total assets	$81,830,668	$114,202,684

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Revolving line of credit	$2,000,000	$3,322,963
Current portion of long-term debt	—	1,732,089
Accounts payable	2,318,632	2,659,643
Accrued liabilities:
Payroll and employee benefits	3,781,976	4,819,768
Current portion of deferred purchase price	745,261	1,608,562
Other accrued expenses	798,785	1,307,215
Deferred tax liability, current	131,878	67,032

Total current liabilities	9,776,532	15,517,272

LONG-TERM LIABILITIES:
Long-term debt	—	18,152,257
Payroll and employee benefits	2,461,726	2,575,514
Deferred purchase price	112,384	2,195,355
Deferred tax liability	2,596,641	6,877,453

Total long-term liabilities	5,170,751	29,800,579

COMMITMENTS AND CONTINGENCIES (Note 12)

STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value Authorized — 500,000 shares None issued and outstanding	—	—
Common stock, $.01 par value Authorized — 8,000,000 shares Issued — 5,648,197 shares at December 31, 2004 and 5,672,848 shares at March 31, 2005. Outstanding — 5,263,798 shares at December 31, 2004 and 5,288,449 shares at March 31, 2005	56,482	56,728
Paid-in capital	18,557,911	18,780,384
Retained earnings	53,327,961	55,106,690
Treasury stock at cost — 384,399 shares at December 31, 2004 and March 31, 2005	(5,058,969)	(5,058,969)

Total stockholders’ equity	66,883,385	68,884,833

Total liabilities and stockholders’ equity	$81,830,668	$114,202,684

The accompanying notes are an integral part of these condensed consolidated financial statements.

NATIONAL DENTEX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended
	March 31,	March 31,
	2004	2005
Net sales	$27,928,190	$31,946,345

Cost of goods sold	16,330,301	18,018,398

Gross profit	11,597,889	13,927,947

Selling, general and administrative expenses	8,884,772	10,764,095

Operating income	2,713,117	3,163,852

Other expense	66,578	127,636

Interest expense	10,935	71,668

Income before provision for income taxes	2,635,604	2,964,548

Provision for income taxes	1,054,241	1,185,819

Net income	$1,581,363	$1,778,729

Net income per share – basic	$.31	$.34

Net income per share – diluted	$.29	$.32

Weighted average shares outstanding – basic	5,151,892	5,272,453

Weighted average shares outstanding – diluted	5,381,035	5,556,769

The accompanying notes are an integral part of these condensed consolidated financial statements.

NATIONAL DENTEX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended
	March 31,	March 31,
	2004	2005
Cash flows from operating activities:
Net income	$1,581,363	$1,778,729
Adjustments to reconcile net income to net cash provided by operating activities, net of effects of acquisitions:
Depreciation and amortization	774,779	877,326
Impairment of long-lived assets	77,000	—
Benefit for deferred income taxes	(22,656)	(83,573)
Provision for bad debts	1,818	29,464
Changes in operating assets and liabilities, net of effects of acquisitions:
Increase in accounts receivable	(1,570,152)	(852,584)
Decrease (increase) in inventories	126,688	(308,222)
(Increase) decrease in prepaid expenses	(314,911)	538,844
(Increase) decrease in other assets	(188,996)	218,765
Increase in accounts payable and accrued liabilities	911,140	2,246,396

Net cash provided by operating activities	1,376,073	4,445,145

Cash flows from investing activities:
Payment for acquisitions, net of cash acquired	—	(24,697,705)
Payment of deferred purchase price	(686,352)	(141,357)
Premiums paid for life insurance policies	(60,744)	(167,488)
Additions to property, plant and equipment	(2,247,491)	(757,470)

Net cash used in investing activities	(2,994,587)	(25,764,020)

Cash flows from financing activities:
Net borrowings from current obligations	869,244	3,055,052
Net borrowings from long-term obligations	—	18,152,257
Issuance of common stock	145,558	222,719

Net cash provided by financing activities	1,014,802	21,430,028

Net (decrease) increase in cash and cash equivalents	(603,712)	111,153

Cash and cash equivalents at beginning of period	1,835,471	2,215,742

Cash and cash equivalents at end of period	$1,231,759	$2,326,895

The accompanying notes are an integral part of these condensed consolidated financial statements.

NATIONAL DENTEX CORPORATION

Notes to Condensed Consolidated Financial Statements
March 31, 2005

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

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s condensed consolidated financial statements for the year ended December 31, 2004 as filed with the SEC on Form 10-K. Certain amounts in the financial statements for the year ended December 31, 2004 have been classified to conform to the current period presentation.

(2) Restatement of Prior Financial Information

     The fiscal 2004 amounts presented in this Form 10-Q have been restated to correct our historical accounting for certain intangible assets. In connection with its accounting for purchase business combinations, the Company had not historically recognized certain identifiable intangible assets, specifically customer relationships and trade names, apart from goodwill. However, in 2004 based upon a re-examination of the applicable accounting literature, FASB Statement No. 141 (“SFAS 141”) “Business Combinations”, FASB Statement No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets” and Emerging Issues Task Force Abstract 02-17 “Recognition of Customer Relationship Intangible Assets Acquired in a Business Combination” (“EITF 02-17”), the Company determined that the proper accounting practice is to recognize customer relationships and trade names as separate identifiable intangible assets apart from goodwill in acquisitions consummated by the Company subsequent to the applicable effective dates of SFAS 141 and EITF 02-17.

     As a result of the issues discussed above, the Company restated its condensed consolidated financial statements for the quarters ended March 31, 2004, June 30, 2004 and September 30, 2004 as reported in Forms 10-Q/A, as filed with the Securities and Exchange Commission.

Notes to Condensed Consolidated Financial Statements (Continued)

(3) Acquisitions

     The Company’s acquisition strategy is to consolidate within the dental laboratory industry and use its financial and operational synergies to create a competitive advantage. Certain factors, such as the laboratory’s technical skills, reputation in the local marketplace and value as a going concern result in the recognition of goodwill.

     In connection with certain acquisition agreements, the Company has incurred certain contractual obligations associated with deferred purchase price payments, which are not contingent on any future actions or performance measures. These deferred payments are recorded as a liability upon consummation of the acquisition and are included in the acquisition purchase price. Also, certain acquisition agreements contain provisions which require additional purchase price payments, contingent upon certain specified events. These contingent payments are recorded as an increase to goodwill upon the resolution of the contingency. In addition, in certain transactions, the Company executes non-compete agreements with the former owners and other key employees. The fair value of these agreements is recognized in purchase accounting as an identifiable intangible asset and is amortized over the estimated economic life of the agreement. All acquisitions have been reflected in the accompanying condensed consolidated financial statements from the date of acquisition and have been accounted for as purchase business combinations in accordance with SFAS No.141, “Business Combinations”.

     During the three months ended March 31, 2005, the Company acquired the following dental laboratory operations:

Acquisition	Form of Acquisition	Location	Period Acquired
Wornson-Polzin Dental Laboratory, Inc.	All Outstanding Capital Stock	Mankato, MN	February, 2005
Green Dental Laboratory, Inc.	All Outstanding Capital Stock	Heber Springs, AR	March, 2005

     Effective March 1, 2005, the Company acquired all of the outstanding capital stock of Green Dental Laboratories, Inc. of Heber Springs, Arkansas (“Green”). Green reported sales in excess of $16,000,000 in its last fiscal year ended December 31, 2004. The cost of the acquisition, net of cash acquired, was approximately $22,328,000. The total purchase price has been allocated to the acquired assets and liabilities based on preliminary estimates of their related fair values, which will be subject to revision pending the completion of a valuation analysis by a third party:

Green Dental Laboratory, Inc.	Preliminary Value
Total Purchase Price	$23,446,000
Less Fair Market Values Assigned to Tangible Assets and Liabilities:
Cash	1,118,000
Accounts receivable	1,488,000
Inventories	595,000
Property, plant and equipment	1,875,000
Other assets	200,000
Accounts payable	(496,000)
Accrued liabilities and other	(4,851,000)
Assumed Long-term Debt	(96,000)
Less Fair Market Values Assigned to Intangible Assets:
Customer relationships	6,034,000
Trade names	3,759,000
Non-compete agreements	476,000

Goodwill	$13,344,000

     Effective February 1, 2005, the Company acquired all of the outstanding capital stock of Wornson-Polzin Dental Laboratory, Inc. of Mankato, MN (“Wornson-Polzin”).The total purchase price for Wornson-Polzin was not material to the condensed consolidated financial statements and has been allocated to the acquired assets and liabilities based on preliminary estimates of their fair values.

     The following pro forma operating results of the Company assume these acquisitions had been made as of January 1, 2004. Such information includes adjustments to reflect additional depreciation, amortization and interest expense and is not necessarily indicative of what the results of operations would actually have been, or the results of operations to be expected in future periods.

	Three Months Ended
	March 31,	March 31,
	2004	2005
	(unaudited)
Net sales	$33,478,000	$35,390,000
Net income	2,296,000	2,241,000
Net income per share:
Basic	$.45	$.43
Diluted	$.43	$.40

Notes to Condensed Consolidated Financial Statements (Continued)

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

     The changes in the carrying amount of goodwill for the three months ended March 31, 2005 are as follows:

Three Months Ended
March 31, 2005
Balance as of January 1	$30,385,000
Goodwill acquired during the year	14,989,000
Adjustments related to contingent consideration	—
Adjustments related to the finalization of preliminary purchase estimates	6,000

Balance as of March 31	$45,380,000

     The Company’s contingent laboratory purchase price liabilities subject to acquisition agreements that are tied to earnings performance, as defined in the purchase agreements, generally over a three year period are approximately $4,104,000. As the contingency is resolved, the payments are recorded as goodwill.

     In connection with dental laboratory acquisitions, the Company has identified certain other intangible assets including trade names, customer relationships and non-competition agreements. The Company has applied the provisions of SFAS No. 141 and SFAS No. 142 as well as EITF No. 02-17 “Recognition of Customer Relationship Intangible Assets Acquired in a Business Combination” (“EITF 02-17”) in its purchase price allocations.

Trade Names

     Trade names as acquired are valued using a quantification of the income generated based on the recognition afforded by the trade name in the marketplace, using the relief-from-royalty valuation approach. Company practice is to use existing and acquired trade names in perpetuity, therefore there is no legal limit to their life and consequently they have been treated as indefinite-lived intangibles. While these assets are not subject to amortization, they are tested for impairment on an annual basis in accordance with SFAS No. 142. The Company uses the relief–from-royalty valuation approach at each fiscal year end to determine the value of the asset. Trade name impairment charges result from a decline in forecasted revenue at specific laboratories in comparison to revenue forecasts used in previous valuation calculations. Impairment charges, when recognized, are a component of selling, general and administrative expense.

     The changes in the carrying amount of trade names for the three months ended March 31, 2005 are as follows:

Three Months Ended
March 31, 2005
Beginning of year	$2,940,000
Trade names acquired during the year	4,195,000

Trade Names	7,135,000
Less: Charged to Impairment Expense	—

Trade Names — End of period	$7,135,000

Notes to Condensed Consolidated Financial Statements (Continued)

Customer Relationships

     Acquired dental laboratories have customer relationships in place with dentists within their market areas. Based on the criteria of EITF 02-17, the Company recognizes customer relationship assets when established relationships exist with customers through contract or other contractual relationships such as purchase orders or sales orders. Customer relationships are valued based on an analysis of revenue and customer attrition data and amortized over their useful life. The weighted-average amortization period was 9 years. The amounts assigned to customer relationships are amortized on a straight-line basis over their useful lives. The Company has determined that the straight-line method is appropriate based on an analysis of customer attrition statistics.

Three Months Ended
March 31, 2005
Beginning of year	$2,943,000
Customer relationships acquired during the year	6,733,000

Customer Relationships, Gross	9,676,000
Less: Accumulated amortization	(495,000)

Customer Relationships, Net — End of period	$9,181,000

     Amortization expense associated with customer relationships totaled approximately $151,000 for the three months ended March 31, 2005. Future amortization expense of the current customer relationship balance will be approximately:

2005 (nine months)	$806,000
2006	1,075,000
2007	1,075,000
2008	1,075,000
2009	1,075,000
2010	1,075,000
Thereafter	3,000,000

$9,181,000

Non-competition Agreements

     The Company has incurred certain deferred purchase costs relating to non-compete agreements with certain individuals, ranging over periods of 2 to 10 years, The weighted-average amortization period for acquisitions completed in 2005 was 10 years. The amounts assigned to non-competition agreements are amortized on a straight-line basis over the term of the agreement.

Three Months Ended
March 31, 2005
Beginning of year	$9,121,000
Non-competition agreements acquired during the year	680,000

Non-competition agreements, gross	9,801,000
Less: Accumulated amortization	(6,624,000)

Non-competition agreements, net	$3,177,000

     Amortization expense associated with non-competition agreements totaled approximately $228,000 for the three months ended March 31, 2005.

     Future amortization expense of non-competition agreements will be approximately:

2005 (nine months)	$675,000
2006	731,000
2007	421,000
2008	276,000
2009	254,000
2010	245,000
Thereafter	575,000

$3,177,000

Notes to Condensed Consolidated Financial Statements (Continued)

(5) Stock Split

     On December 10, 2004 the Company announced a three-for-two stock split in the form of a stock dividend on its common stock to be paid on December 31, 2004 to stockholders of record on December 20, 2004. All references in the financial statements and the related notes as to the number of shares, per share amounts, stock option data and market prices have been adjusted to reflect this stock split.

(6) Earnings per Share

     In accordance with the disclosure requirements of SFAS Statement No. 128, “Earnings per Share,” basic earnings per share is computed by dividing net income by the weighted average number of shares outstanding and diluted earnings per share reflects the dilutive effect of stock options. The weighted average number of shares outstanding, the dilutive effects of outstanding stock options, and the shares under option plans that were anti-dilutive for the three months ended March 31, 2005 and 2004 are as follows:

	Three Months Ended
	March 31,
	2004	2005
Weighted average number of shares used in basic earnings per share calculation	5,151,892	5,272,453
Incremental shares under option plans	229,143	284,316

Weighed average number of shares used in diluted earnings per share calculation	5,381,035	5,556,769

Shares under option plans excluded in computation of diluted earnings per share due to anti-dilutive effects	None	None

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

	Three Months Ended
	March 31,
	2004	2005
Net income, as reported:	$1,581,363	$1,778,729
Add: Stock-based employee compensation expense included in reported net income	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	44,094	19,352

Pro forma net income	$1,537,269	$1,759,377

Earnings per share:
As reported, basic	$.31	$.34
Pro forma, basic	.30	.33
As reported, diluted	.29	.32
Pro forma, diluted	.29	.32

Notes to Condensed Consolidated Financial Statements (Continued)

(8) Inventories

     Inventories consist of the following:

	December 31, 2004	March 31, 2005
Raw Materials	$4,804,115	$5,543,061
Work in Process	861,984	1,208,887
Finished Goods	172,799	138,873

	$5,838,898	$6,890,821

     Inventories are stated at the lower of cost (first-in, first-out) or market. Work in process represents an estimate of the value of specific orders in production yet incomplete at period end. Finished goods consist of completed orders that were shipped to customers immediately subsequent to period end.

(9) Lines of Credit

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

     An unused facility fee of one eighth of 1% per annum is payable on the unused amount of the first revolving line of credit. A facility fee of $10,000 per year is required on the acquisition line of credit. At March 31, 2005, the Company had borrowed $19,884,000 on the revolving acquisition line of credit with $116,000 remaining available and $3,300,000 on the revolving line of credit with $1,700,000 remaining available. As of March 31, 2005, the interest rate associated with current borrowings was 5.50% and 3.61%, respectively.

     The Agreement requires compliance with certain covenants, including the maintenance of specified net worth and other financial ratios. As a result of lower than expected earnings in the fourth quarter of 2004, the Company, as of December 31, 2004, was not in compliance with the “EBITDA” covenant that requires specified minimum earnings before interest, taxes, depreciation and amortization. The Company was in compliance with this “EBITDA” covenant at March 31, 2005. However, in March 2005, the Company borrowed against the majority of its existing acquisition facility to finance the acquisition of Green Dental Laboratories, Inc. (“Green”). As a result of this acquisition and the related borrowings, the Company failed a tangible net worth financial covenant as of March 31, 2005. The Bank granted relief from our financial covenants in the form of a waiver through April 1, 2006.

     During the first quarter of 2005, the Bank committed to an additional five year credit facility of $20,000,000, pending the completion of an executed definitive agreement, which will include modified financial covenants. The Company expects to execute a definitive agreement within a reasonable period of time in 2005. The Company expects to convert the borrowings on the acquisition line of credit to this new facility. The Company anticipates principal payments associated with this new agreement will total approximately $1,732,000 in the next twelve months, and accordingly has been presented as a current liability in the condensed consolidated balance sheet.

Notes to Condensed Consolidated Financial Statements (Continued)

(10) Segment Information

     The Company follows Statement of Financial Accounting Standards No. 131 (“SFAS 131”), “Disclosures about Segments of an Enterprise and Related Information”. SFAS 131 establishes standards for disclosing information about reportable segments in financial statements. The company owns and operates 45 dental laboratories throughout the United States which custom design and fabricate dentures, crowns and fixed bridges, and other dental appliances.

     In March of 2005, the Company acquired Green Dental Laboratories, Inc. of Heber Springs, Arkansas. Green is now the Company’s largest laboratory with sales in excess of $16,000,000 per year. In accordance with SFAS 131, the Company identified Green as a separate operating segment that did not meet the aggregation criteria of SFAS 131. As a result, the Company has two reportable segments. The accounting policies of this segment are consistent with those described for the consolidated financial statements in the summary of significant accounting policies.

     The following table sets forth information about the Company’s operating segments for the quarter ended March 31, 2005. Comparison data is not presented as Green was acquired during the current quarter.

March 31, 2005
Revenue:
NDX Laboratories	$30,351,928
Green Dental Laboratory	1,594,417
Inter-segment sales	—

$31,946,345

Laboratory Operating Income:
NDX Laboratories	$5,437,836
Green Dental Laboratory	484,693

$5,922,529

Total Assets:
NDX Laboratories	$79,311,950
Green Dental Laboratory	28,289,989
Corporate	6,600,745

$114,202,684

Capital Expenditures:
NDX Laboratories	$709,769
Green Dental Laboratory	11,708
Corporate	35,993

$757,470

Depreciation & Amortization on Property, Plant & Equipment:
NDX Laboratories	$316,604
Green Dental Laboratory	15,773

$332,377

     Reconciliation of Laboratory Operating Income with reported Consolidated Operating Income:

Laboratory Operating Income	$5,922,529
Less:
Corporate Expenses	2,505,216
Amortization Expense – Intangible Assets	381,097
Add:
Other Expense	127,636

Consolidated Operating Income	$3,163,852

Notes to Condensed Consolidated Financial Statements (Continued)

(11) Recent Accounting Pronouncements

     In November 2004, the FASB issued SFAS No. 151, “Inventory Costs – An Amendment of ARB No. 43, Chapter 4”. SFAS No. 151 amends the guidance in Accounting Research Bulletin (ARB) No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Among other provisions, the new rule requires that items such as idle facility expense, excessive spoilage, double freight, and rehandling costs be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal” as stated in ARB No. 43. Additionally, SFAS No. 151 requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005, and is required to be adopted by the Company effective January 1, 2006. The Company does not expect SFAS No. 151 to have a material impact on its consolidated results of operations or financial condition.

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

(12) Legal Proceedings

     The Company is involved from time to time in litigation incidental to its business. Management believes that the outcome of current litigation will not have a material adverse effect upon the operations or financial condition of the Company and will not disrupt the normal operations of the Company.

(13) Subsequent Events

     National Dentex was notified by the Nasdaq National Market on April 5, 2005 that its securities are subject to delisting owing to its failure to timely file its Annual Report on Form 10-K for the year ended December 31, 2004 by the extended due date of March 31, 2005. On May 24, 2005, National Dentex filed its Annual Report on Form 10-K for the year ended December 31, 2004 with the SEC.

     In addition, on May 18, 2005, National Dentex received an additional delinquency notice from Nasdaq because of its inability to timely file its Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 by the due date of May 10, 2005. National Dentex had previously discussed this anticipated additional delinquency notice at a Nasdaq listing qualifications panel hearing held on May 5, 2005 in response to the Annual Report filing delinquency. Nasdaq’s additional delinquency notice indicated that it would consider the Quarterly Report delinquency within the context of the Annual Report delinquency notification and the proceedings initiated thereby.

     On May 24, 2005 National Dentex received the Nasdaq hearing panel’s decision. The panel decision granted National Dentex’s request for relief and permitted the continued listing of National Dentex’s securities on Nasdaq, subject to a requirement that National Dentex file the delinquent Annual Report and Quarterly Report on or before June 30, 2005.

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

Overview

     We own and operate 45 dental laboratories located in 30 states, serving an active customer base of over 22,000 dentists. Our business consists of the design, fabrication, marketing and sale of custom dental prosthetic appliances for dentists located primarily in the domestic marketplace.

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

     Internal revenue growth has been relatively flat since 2001, when we made note that the economic climate appeared to be impacting the dental laboratory industry. In 2002, we began to believe that many patients and dentists were postponing optimal treatment plans, such as crowns, and pursuing less expensive alternatives such as amalgam fillings, for which we recognize no revenue. As a result, sales of restorative products were unfavorably impacted. The general economic conditions affecting our operations in the dental laboratory industry have remained essentially unchanged since 2002, as consumers continue this conservative practice. As a result, our internal sales growth for the first quarter of 2005 has not appreciably improved from the trends of the last few years.

     We have also continued to pursue an acquisition strategy, which has played an important role in helping us increase sales from $75,680,000 in 2000 to $111,753,000 in 2004. However, operating margins as measured as a percentage of sales declined over this period. The main cost drivers for us are the cost of labor and related employee benefits. Competition for labor resources and increases in medical insurance costs have driven these costs higher. These increased costs combined with somewhat flat internal sales growth have contributed to lower operating margins. While we continually review and adjust staffing levels as appropriate at each of our locations, we have been cautious about labor reductions due to the need to maintain an available and properly trained workforce in anticipation of future sales growth and to properly handle production spikes and the breadth and volume of the business we have.

     In 2004 we experienced growth of over $5,000,000 in gross profit, primarily due to acquisition activity in the latter half of 2003. We also experienced cost pressure resulting from the implementation costs to comply with Section 404 of the Sarbanes Oxley Act. Due in large part to the decentralized nature of our business, approximately half of our laboratories were subject to detailed onsite testing. The scope and complexity of the project required us to engage the accounting firm of Deloitte and Touche, LLP. In addition, external audit fees for PricewaterhouseCoopers, LLP were significantly higher than in the prior years. The impact on these various 404 implementation costs on earnings in 2004 was approximately $1,027,000, or approximately $0.11 per diluted share, net of taxes, with most of that occurring in the fourth quarter. While we have a reasonable expectation that these compliance costs will decrease during 2005, we nevertheless believe that significant ongoing expenditures will be required to maintain our efforts in the internal controls framework required by the Sarbanes-Oxley Act.

     Beginning in 2004 we recognized acquired customer relationships and trade names as intangible assets which requires the recognition of amortization expense and impairment testing, respectively. On a prospective basis, amortization expense will increase dependent on our acquisition activity in rough proportions with the expected profitability of the acquired businesses.

     In the first quarter of 2005 we completed our largest acquisition to date, Green Dental Laboratories, Inc (“Green”), effective March 1, 2005. Green is notable for several reasons. We believe that the synergies created by the addition of this unique laboratory will create value for the organization as a whole. Annual sales are expected to approximate $16,000,000, making Green our largest laboratory, and operating margins are better than our average, thereby making Green our largest single contributor to earnings. Green will be treated as a separate operating segment for reporting purposes and will retain a separate company identity as a wholly owned subsidiary. In order to finance the purchase of Green, we borrowed approximately $20,000,000 in long term debt and as a result, are more highly leveraged than we were before the Green acquisition. We therefore expect that interest expense will become a more significant component of our pre-tax earnings in future periods.

Liquidity and Capital Resources

     Our working capital decreased from $13,750,000 at December 31, 2004 to $11,627,000 at March 31, 2005. Cash and cash equivalents increased $111,000 from $2,216,000 at December 31, 2004 to $2,327,000 at March 31, 2005. Operating activities provided $4,445,000 in cash flow for the three months ended March 31, 2005 compared to $1,376,000 during the three months ended March 31, 2004, an increase of $3,069,000. This increase was primarily attributable to timing differences related to accrued liabilities ($1,335,000, including increases in accrued payroll and related benefits of $1,600,000, offset by a decrease in income taxes of $678,000), decreases in prepaid expenses ($854,000, primarily prepaid income taxes) and accounts receivable ($718,000, resulting primarily from higher sales volume) offset by an increase in inventory ($435,000, including $233,000 of work in process).

     Cash outflows related to dental laboratory acquisitions, including deferred purchase price payments associated with prior period acquisitions, totaled $24,839,000 for the three months ended March 31, 2005 compared to $686,000 for the three months ended March 31, 2004, primarily due to the acquisition of Green and Wornson-Polzin Dental Laboratory. Additions to property, plant and equipment, were $757,000 for the three months ended March 31, 2005, significantly less than the $2,247,000 spent for the three months ended March 31, 2004. In the first quarter of 2004 we purchased a $2,000,000 replacement facility for our dental laboratory in Houston, Texas. We expect that facility to be placed in service in the third quarter of 2005, at the completion of a build-out project expected to require an additional investment in building improvements and equipment of approximately $3,000,000 in 2005.

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

     An unused facility fee of one eighth of 1% per annum is payable on the unused amount of the first revolving line of credit. A facility fee of $10,000 per year is required on the acquisition line of credit. At March 31, 2005, we had borrowed $19,884,000 on the revolving acquisition line of credit with $116,000 remaining available and $3,300,000 on the first revolving line of credit with $1,700,000 remaining available. As of March 31, 2005, the interest rate associated with current borrowings was 5.50% and 3.61%, respectively.

     The Agreement requires compliance with certain covenants, including the maintenance of specified net worth and other financial ratios. As a result of lower than expected earnings in the fourth quarter of 2004, due mainly to the implementation costs resulting from the compliance requirements of Section 404 of the Sarbanes-Oxley Act, as of December 31, 2004 we were not in compliance with the “EBITDA” covenant that requires specified minimum earnings before interest, taxes, depreciation and amortization. We were in compliance with the “EBITDA” covenant at March 31, 2005. However, in March 2005 we borrowed against the majority of our existing acquisition facility to finance the acquisition of Green Dental Laboratories, Inc. (“Green”). As a result of this acquisition and the related borrowings, we failed a tangible net worth financial covenant as of March 31, 2005. The Bank granted relief from our financial covenants in the form of a waiver through April 1, 2006.

     During the first quarter of 2005 the Bank committed to an additional five year credit facility of $20,000,000 pending the completion of executed, definitive documentation which will include modified financial covenants. We expect to execute a definitive agreement within a reasonable period of time in 2005. We expect to convert our borrowings on the acquisition line of credit to this new facility.

     We believe that cash flow from operations and available financing will be sufficient to meet contemplated operating and capital requirements and deferred payments associated with prior acquisitions for the foreseeable future.

Commitments and Contingencies

     The following table represents a list of our contractual obligations and commitments as of March 31, 2005 :

	Payments Due By Period
		Less Than			Greater Than
	Total	1 Year	1 – 3 Years	4 – 5 Years	5 Years
Revolving line of credit – working capital	$3,323,000	$3,323,000	$—	$—	$—
Revolving line of credit – acquisition	19,884,000	1,732,000	5,056,000	5,762,000	7,334,000
Operating Leases:
Real Estate	11,651,000	2,315,000	5,076,000	1,788,000	2,472,000
Vehicles	788,000	555,000	233,000	—	—
Equipment	70,000	46,000	24,000	—	—
Construction Contracts	2,001,000	2,001,000	—	—	—
Laboratory Purchase Obligations	3,804,000	1,609,000	2,195,000	—	—
Contingent Laboratory Purchase Price	4,104,000	1,802,000	2,302,000	—	—

TOTAL	$45,625,000	$13,383,000	$14,886,000	$7,550,000	$9,806,000

     Bank borrowings on the revolving working capital line of credit are classified as short-term debt on the balance sheet. The interest rate associated with this borrowing was 3.61%. Bank borrowings on the acquisition line of credit, net of the current portion, are classified as long-term debt on the balance sheet. The interest rate associated with this borrowing is 5.50%. As previously discussed, we anticipate the completion of an additional five year credit facility, providing an additional $20,000,000 in available financing, at which time we expect to convert the borrowings on the acquisition line of credit to this new facility. The above table reflects the expected payment terms associated with the previously discussed new credit facility.

     We are committed under various non-cancelable operating lease agreements covering office space and dental laboratory facilities, vehicles and certain equipment. Certain of these leases also require us to pay maintenance, repairs, insurance and related taxes. We also have contractual commitments related to construction projects currently in process at certain dental laboratory facilities.

     Laboratory purchase obligations totaling $3,804,000, classified as deferred acquisition costs, are presented in the liability section of the balance sheet. These obligations represent purchase price commitments arising from dental laboratory acquisitions, irrespective of the acquired laboratory’s earnings performance, including deferred obligations associated with non-competition agreements. Contingent laboratory purchase price includes amounts subject to acquisition agreements that are tied to laboratory earnings performance, as defined within the acquisition agreements, generally over a three year period. As payments become determinable, they are recorded as goodwill.

     As sponsor of the National Dentex Corporation Dollars Plus Plan, (the “Plan”), a qualified plan under Section 401(a) of the Internal Revenue Code, we filed a retroactive plan amendment under the Internal Revenue Service’s Voluntary Correction Program to clarify the definition of compensation in the Plan. Based on our consultation with our ERISA counsel, we believe this issue will be favorably resolved without requiring additional employer contributions or jeopardizing the tax-qualified status of the Plan.

Results of Operations

     The following table sets forth for the periods indicated the percentage of net sales represented by certain items in our condensed consolidated financial statements:

	Three Months Ended
	March 31
	2004	2005
Net sales	100.0%	100.0%
Cost of goods sold	58.5	56.4

Gross profit	41.5	43.6
Selling, general and administrative expenses	31.8	33.7

Operating income	9.7	9.9
Other expense	0.2	0.4
Interest expense	0.1	0.2

Income before provision for income taxes	9.4	9.3
Provision for income taxes	3.7	3.7

Net income	5.7%	5.6%

Three Months Ended March 31, 2005 Compared with Three Months Ended March 31, 2004

Net Sales

     For the three months ended March 31, 2005, net sales increased $4,018,000 or 14.4% from the prior year. Net sales increased by approximately $3,236,000, or 11.6%, as a result of acquisitions, measured by business at dental laboratories owned less than one year. Net sales increased approximately $782,000 an increase of 2.8%, at dental laboratories owned for both the three months ended March 31, 2005 and the comparable three months ended March 31, 2004, primarily due to moderate price increases.

Cost of Goods Sold

     Cost of goods sold as a percentage of sales was 56.4% in the quarter ended March 31, 2005 compared with 58.5% in the same period of 2004. Materials costs of 13.2% decreased as a percentage of sales in 2005 compared to 14.7% in 2004. This decrease was attributable to declines in the cost of the precious metal palladium, a key component in many dental alloys, and other purchasing cost savings measures. Labor productivity improvements also helped improve our gross margin, offsetting increases in employee health insurance costs.

Selling, General and Administrative Expenses

     Selling, general and administrative expenses, which consist of selling, delivery and administrative expenses both at the laboratory and corporate level, were $10,764,000 or 33.7% of sales in 2005 compared to $8,885,000 or 31.8% in 2004. As a percentage of sales, delivery and selling expenses declined while administrative expenses at the corporate level rose sharply in 2005 compared to 2004. The increase of $1,879,000 was primarily attributable to the following items: additional operating and amortization expense associated with acquisitions completed subsequent to March 31, 2004 ($745,000); increases in salaries and benefits at the corporate and lab level ($685,000, in part due to the addition of accounting and management staff and increases in health insurance); increases in audit and compliance costs ($200,000); increases in laboratory incentive compensation ($135,000, as a result of improved laboratory profit performance); and increases in training and recruiting expenses ($115,000).

Operating Income

     As a result of the factors discussed above, our operating income increased by $451,000 to $3,164,000 for the three months ended March 31, 2005 from $2,713,000 for the comparable three months ended March 31, 2004. As a percentage of net sales, operating income increased from 9.7% in 2004 to 9.9% in 2005.

Interest Expense

     Interest expense was $72,000 in the first quarter of 2005 compared with $11,000 in the first quarter of 2004. The change of $61,000 was primarily due to the use of the line of credit to fund dental laboratory acquisitions.

Provision for Income Taxes

     The provision for income taxes increased to $1,186,000 in 2005 from $1,054,000 in 2004 while the effective tax rate remained at 40.0% in 2005.

Net Income

     As a result of all of the factors discussed above, net income increased to $1,779,000 or $.32 per share on a diluted basis in the first quarter of 2005 from $1,581,000 or $.29 per share on a diluted basis in the first quarter of 2004.

Factors That May Affect Future Results

     Various risks, uncertainties and contingencies could cause our actual results, performance or achievements to differ materially from those expressed in, or implied by, statements contained in this Quarterly Report on Form 10-Q, including, but not limited to, the following:

•	the timing, duration and effects of adverse changes in overall economic conditions, particularly those affecting employment patterns or likely to cause individuals to defer needed or elective dental work,

•	our ability to acquire and successfully operate additional laboratories,

•	governmental regulation of health care,

•	trends in the dental industry towards managed care,

•	competition within the dental laboratory industry, including from foreign competitors,

•	increases in labor and benefits costs,

•	increases in material costs, particularly related to the purchase of dental alloys, which contain gold, palladium, and other precious metals,

•	product development risks,

•	technological innovations by third parties,

•	compliance with evolving federal securities, accounting, and marketplace rules and regulations applicable to publicly-traded companies on the Nasdaq National Market; and

•	other risks indicated from time to time in our filings with the Securities and Exchange Commission.

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

     At March 31, 2005, we had variable rate debt of $23.2 million. Based on this amount, the earnings and cash flows impact for the next year resulting from a one percentage point increase in interest rates would be approximately $140,000, net of tax, holding other variables constant.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

     We carried out an evaluation, with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of March 31, 2005. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2005, our disclosure controls and procedures, as defined in the Securities Exchange Act (the “Exchange Act”) Rule 13a-15(e) and 15d-15(e), were not effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms because of the control deficiency related to the accounting for business combinations, as more fully discussed in the our Annual Report on Form 10-K for the year ended December 31, 2004. As a result of this deficiency, our ability to file this Quarterly Report on Form 10-Q was necessarily delayed.

(b) Changes in Internal Controls.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings:

We are involved from time to time in litigation incidental to our business. Our management believes that the outcome of current litigation will not have a material adverse effect upon our operations or financial condition and will not disrupt our normal operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds:

We did not repurchase any of our equity securities during the fiscal quarter ended March 31, 2005 or engage in any transactions during such period reportable pursuant to Item 703 of Regulation S-K.

Item 3. Defaults upon Senior Securities:

Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders:

Not Applicable

Item 5. Other Information:

Not Applicable

Item 6. Exhibits:

The exhibits listed in the Exhibit Index immediately preceding the exhibits are filed as part of this Quarterly Report of Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL DENTEX CORPORATION Registrant
June 3, 2005	By:	/s/ DAVID L. BROWN
David L. Brown
President, CEO and Director (Principal Executive Officer)

June 3, 2005	By:	/s/ RICHARD F. BECKER, JR.
Richard F. Becker, Jr.
Vice President, Treasurer and Chief Financial Officer (Principal Financial Officer)

Exhibit Index

Exhibit
No.	Description
31.1	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act (Chief Executive Officer)

31.2	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act (Chief Financial Officer)

32.1	Certification pursuant to 18 U.S.C. Section 1350 (Chief Executive Officer)

32.2	Certification pursuant to 18 U.S.C. Section 1350 (Chief Financial Officer)