Form 10-Q
period 2005-06-30
NATIONAL DENTEX CORP /MA/
filed 2005-08-09
CIK 913616

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC   20549
FORM 10-Q
Quarterly Report Pursuant to Section 13 or 15(d)
of the
Securities Exchange Act of 1934
For the Quarter Ended June 30, 2005
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
     As of August 2, 2005, 5,326,940 shares of the registrant’s Common Stock, par value $.01 per share, were outstanding.

NATIONAL DENTEX CORPORATION
FORM 10-Q
QUARTER ENDED JUNE 30, 2005

PART I. Financial Information
Item 1. Financial Statements:
NATIONAL DENTEX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	December 31,	June 30,
	2004	2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,215,742	$2,572,228
Accounts receivable:
Trade, less allowance of $181,000 in 2004 and $301,000 in 2005	12,299,033	15,404,131
Other	692,910	464,168
Inventories	5,838,898	6,872,011
Prepaid expenses	2,479,939	2,537,857

Total current assets	23,526,522	27,850,395

PROPERTY, PLANT AND EQUIPMENT:
Land and buildings	6,672,945	9,885,122
Leasehold and building improvements	7,217,877	7,683,162
Laboratory equipment	12,265,565	13,462,348
Furniture and fixtures	5,056,849	5,205,234

	31,213,236	36,235,866
Less — Accumulated depreciation and amortization	16,027,568	16,814,605

Net property, plant and equipment	15,185,668	19,421,261

OTHER ASSETS, net:
Goodwill	30,384,978	46,960,383
Trade names	2,940,000	5,775,443
Customer relationships	2,598,531	5,921,043
Non-competition agreements	2,724,401	3,124,648
Other assets	4,470,568	5,394,479

Total other assets	43,118,478	67,175,996

Total assets	$81,830,668	$114,447,652

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Revolving line of credit	$2,000,000	$—
Current portion of long-term debt	—	2,134,437
Accounts payable	2,318,632	2,559,651
Accrued liabilities:
Payroll and employee benefits	3,781,976	6,539,100
Current portion of deferred purchase price	745,261	1,398,621
Other accrued expenses	798,785	1,479,815
Deferred tax liability, current	131,878	85,844

Total current liabilities	9,776,532	14,197,468

LONG-TERM LIABILITIES:
Long-term debt	—	17,749,908
Payroll and employee benefits	2,461,726	2,684,852
Deferred purchase price	112,384	2,190,980
Deferred tax liability	2,596,641	5,631,512

Total long-term liabilities	5,170,751	28,257,252

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value Authorized — 500,000 shares None issued and outstanding	—	—
Common stock, $.01 par value Authorized — 8,000,000 shares Issued — 5,648,197 shares at December 31, 2004 and 5,710,814 shares at June 30, 2005. Outstanding — 5,263,798 shares at December 31, 2004 and 5,326,415 shares at June 30, 2005	56,482	57,108
Paid-in capital	18,557,911	19,300,560
Retained earnings	53,327,961	57,694,233
Treasury stock at cost — 384,399 shares at December 31, 2004 and June 30, 2005	(5,058,969)	(5,058,969)

Total stockholders’ equity	66,883,385	71,992,932

Total liabilities and stockholders’ equity	$81,830,668	$114,447,652

The accompanying notes are an integral part of these condensed consolidated financial statements.

NATIONAL DENTEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2004	2005	2004	2005

Net sales	$28,831,120	$36,214,222	$56,759,310	$68,160,567

Cost of goods sold	16,829,279	20,236,337	33,159,580	38,254,735

Gross profit	12,001,841	15,977,885	23,599,730	29,905,832

Selling, general and administrative expenses	8,517,139	11,327,606	17,401,911	22,091,701

Operating income	3,484,702	4,650,279	6,197,819	7,814,131

Other expense	108,051	161,861	174,629	289,497

Interest expense	6,771	276,966	17,706	348,634

Income before provision for income taxes	3,369,880	4,211,452	6,005,484	7,176,000

Provision for income taxes	1,347,953	1,623,909	2,402,194	2,809,728

Net income	$2,021,927	$2,587,543	$3,603,290	$4,366,272

Net income per share – basic	$.39	$.49	$.70	$.82

Net income per share – diluted	$.37	$.47	$.66	$.79

Weighted average shares outstanding – basic	5,179,503	5,321,665	5,165,698	5,297,195

Weighted average shares outstanding – diluted	5,466,998	5,558,070	5,422,841	5,557,365

The accompanying notes are an integral part of these condensed consolidated financial statements.

NATIONAL DENTEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended
	June 30,	June 30,
	2004	2005
Cash flows from operating activities:
Net income	$3,603,290	$4,366,272
Adjustments to reconcile net income to net cash provided by operating activities, net of effects of acquisitions:
Depreciation and amortization	1,502,974	1,825,037
Loss on disposal of property, plant and equipment	14,645	39,886
Impairment of long-lived assets	77,000	—
Benefit for deferred income taxes	(44,630)	(256,941)
Provision for bad debts	22,411	35,083
Changes in operating assets and liabilities, net of effects of acquisitions:
Increase in accounts receivable	(1,541,749)	(793,098)
Decrease (increase) in inventories	181,069	(282,183)
Increase in prepaid expenses	(849,333)	(5,836)
(Increase) decrease in other assets	(712,048)	7,006
Increase in accounts payable and accrued liabilities	2,158,995	4,962,250

Net cash provided by operating activities	4,412,624	9,897,476

Cash flows from investing activities:
Payment for acquisitions, net of cash acquired	(117,000)	(25,670,113)
Payment of deferred purchase price	(1,636,740)	(292,441)
Premiums paid for life insurance policies	(554,989)	(699,352)
Additions to property, plant and equipment	(2,495,015)	(1,506,706)

Net cash used in investing activities	(4,803,744)	(28,168,612)

Cash flows from financing activities:
Repayments of revolving line of credit	—	(2,000,000)
Borrowings of long-term debt	—	19,884,346
Issuance of common stock	508,192	743,276

Net cash provided by financing activities	508,192	18,627,622

Net increase in cash and cash equivalents	117,072	356,486

Cash and cash equivalents at beginning of period	1,835,471	2,215,742

Cash and cash equivalents at end of period	$1,952,543	$2,572,228

The accompanying notes are an integral part of these condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements
NATIONAL DENTEX CORPORATION
Notes to Condensed Consolidated Financial Statements
June 30, 2005
(Unaudited)
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
     As a result of the issues discussed above, the Company restated its condensed consolidated financial statements for the quarters ended March 31, 2004, June 30, 2004 and September 30, 2004 as reported in Forms 10-Q/A, as filed with the Securities and Exchange Commission on May 24, 2005.

Notes to Condensed Consolidated Financial Statements (Continued)
(3) Acquisitions
     The Company’s acquisition strategy is to consolidate within the dental laboratory industry and use its financial and operational abilities to create a competitive advantage. Certain factors, such as the laboratory’s technical skills, reputation in the local marketplace and value as a going concern result in the recognition of goodwill.
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
     During the six months ended June 30, 2005, the Company acquired the following dental laboratory operations:

Acquisition	Form of Acquisition	Location	Period Acquired
Wornson-Polzin Dental Laboratory, Inc.	All Outstanding Capital Stock	Mankato, MN	February, 2005
Green Dental Laboratory, Inc.	All Outstanding Capital Stock	Heber Springs, AR	March, 2005
Midtown Brunswick Dental Laboratory, Inc.	Certain Assets	Brunswick, ME	May, 2005
     Effective March 1, 2005, the Company acquired all of the outstanding capital stock of Green Dental Laboratories, Inc. of Heber Springs, Arkansas (“Green”). Green reported sales in excess of $16,000,000 in its last fiscal year ended December 31, 2004. The cost of the acquisition, net of cash acquired, was approximately $22,325,000. In the first quarter of 2005, the total purchase price was allocated to the acquired assets and liabilities using historical allocation percentages. The allocation now presented below is based on a preliminary valuation analysis performed by a third party. This preliminary valuation analysis is subject to future revision upon further review of assumptions and related valuation techniques.

Green Dental Laboratory, Inc.	Preliminary Value
Total Purchase Price	$23,443,000
Less Fair Market Values Assigned to Tangible Assets and Liabilities:
Cash	1,118,000
Accounts receivable	1,488,000
Inventories	595,000
Property, plant and equipment	3,592,000
Other assets	36,000
Accounts payable	(496,000)
Accrued liabilities and other	(3,742,000)
Assumed Long-term Debt	(96,000)
Less Fair Market Values Assigned to Intangible Assets:
Customer relationships	2,900,000
Trade names	2,400,000
Non-compete agreements	618,000

Goodwill	$15,030,000

     Effective February 1, 2005, the Company acquired all of the outstanding capital stock of Wornson-Polzin Dental Laboratory, Inc. of Mankato, Minnesota . Effective May 1, 2005, the Company acquired certain assets of Midtown Brunswick Dental Laboratory, Inc. of Brunswick, Maine. The total purchase price for these acquisitions was not material to the condensed consolidated financial statements and has been allocated to the acquired assets and liabilities based on estimates of their fair values.
     The following pro forma operating results of the Company assume these acquisitions had been made as of January 1, 2004. Such information includes adjustments to reflect additional depreciation, amortization and interest expense and is not necessarily indicative of what the results of operations would actually have been, or the results of operations to be expected in future periods.

Notes to Condensed Consolidated Financial Statements (Continued)

	Six Months Ended
	June 30,	June 30,
	2004	2005
	(unaudited)
Net sales	$67,647,000	$71,485,000
Net income	4,957,000	4,781,000
Net income per share:
Basic	$.96	$.90
Diluted	$.91	$.86
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
     The changes in the carrying amount of goodwill for the six months ended June 30, 2005 are as follows:

Six Months Ended
June 30, 2005
Balance as of January 1	$30,385,000
Goodwill acquired during the year	16,570,000
Adjustments related to the finalization of preliminary purchase estimates	5,000

Balance as of June 30	$46,960,000

     The Company’s contingent laboratory purchase price liabilities that are tied to earnings performance, generally over a three year period, as defined in the purchase agreements are approximately $4,104,000. As the contingencies are resolved, the payments are recorded as goodwill.
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
Trade Names
     Trade names as acquired are valued using a quantification of the income generated based on the recognition afforded by the trade name in the marketplace, using the relief-from-royalty valuation approach. Company practice is to use existing and acquired trade names in perpetuity, therefore there is no legal limit to their life and consequently they have been treated as indefinite-lived intangibles. While these assets are not subject to amortization, they are tested for impairment on an annual basis in accordance with SFAS No. 142. The Company uses the relief–from-royalty valuation approach at each fiscal year end to determine the fair value of the asset. Trade name impairment charges generally result from a decline in forecasted revenue at specific laboratories in comparison to revenue forecasts used in previous valuation calculations. Impairment charges, when recognized, are a component of selling, general and administrative expense.
     The changes in the carrying amount of trade names for the six months ended June 30, 2005 are as follows:

Six Months Ended
June 30, 2005
Beginning of year	$2,940,000
Trade names acquired during the year	2,835,000

Trade Names	5,775,000
Less: Charged to Impairment Expense	—

Trade Names — End of period	$5,775,000

Notes to Condensed Consolidated Financial Statements (Continued)
Customer Relationships
     Acquired dental laboratories have customer relationships in place with dentists within their market areas. Based on the criteria of EITF 02-17, the Company recognizes customer relationship assets when established relationships exist with customers through contract or other contractual relationships such as purchase orders or sales orders. Customer relationships are valued based on an analysis of revenue and customer attrition data and amortized over their useful life. The weighted-average amortization period was 10.3 years. The amounts assigned to customer relationships are amortized on a straight-line basis over their useful lives. The Company has determined that the straight-line method is appropriate based on an analysis of customer attrition statistics.

Six Months Ended
June 30, 2005
Beginning of year	$2,943,000
Customer relationships acquired during the year	3,599,000

Customer Relationships, Gross	6,542,000
Less: Accumulated amortization	(621,000)

Customer Relationships, Net — End of period	$5,921,000

     Amortization expense associated with customer relationships totaled approximately $277,000 for the six months ended June 30, 2005. Future amortization expense of the current customer relationship balance will be approximately:

2005 (six months ended December 31, 2005)	$323,000
2006	646,000
2007	646,000
2008	646,000
2009	646,000
2010	646,000
Thereafter	2,368,000

$5,921,000

Non-competition Agreements
     The Company has incurred certain deferred purchase costs relating to non-compete agreements with certain individuals, ranging over periods of 1 to 15 years. The weighted-average amortization period for acquisitions completed in 2005 was 10.6 years. The amounts assigned to non-competition agreements are amortized on a straight-line basis over the term of the agreement.

Six Months Ended
June 30, 2005
Beginning of year	$9,121,000
Non-competition agreements acquired during the year	893,000

Non-competition agreements, gross	10,014,000
Less: Accumulated amortization	(6,889,000)

Non-competition agreements, net	$3,125,000

     Amortization expense associated with non-competition agreements totaled approximately $476,000 for the six months ended June 30, 2005.
     Future amortization expense of non-competition agreements will be approximately:

2005 (six months ended December 31, 2005)	$489,000
2006	811,000
2007	416,000
2008	260,000
2009	238,000
2010	229,000
Thereafter	682,000

$3,125,000

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
(6) Earnings per Share
     In accordance with the disclosure requirements of SFAS Statement No. 128, “Earnings per Share,” basic earnings per share is computed by dividing net income by the weighted average number of shares outstanding and diluted earnings per share reflects the dilutive effect of stock options. The weighted average number of shares outstanding, the dilutive effects of outstanding stock options, and the shares under option plans that were anti-dilutive for the three and six months ended June 30, 2005 and 2004 are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2005	2004	2005
Weighted average number of shares used in basic earnings per share calculation	5,179,503	5,321,665	5,165,698	5,297,195
Incremental shares under option plans	287,495	236,405	257,143	260,170

Weighed average number of shares used in diluted earnings per share calculation	5,466,998	5,558,070	5,422,841	5,557,365

Shares under option plans excluded in computation of diluted earnings per share due to anti-dilutive effects	None	None	None	None

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2005	2004	2005
Net income, as reported:	$2,021,927	$2,587,543	$3,603,290	$4,366,272
Add: Stock-based employee compensation expense included in reported net income	—	—	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	38,592	19,890	82,686	39,323

Pro forma net income	$1,983,335	$2,567,653	$3,520,604	$4,326,949

Earnings per share:
As reported, basic	$.39	$.49	$.70	$.82
Pro forma, basic	.38	.48	.68	.82
As reported, diluted	.37	.47	.66	.79
Pro forma, diluted	.36	.46	.65	.78

Notes to Condensed Consolidated Financial Statements (Continued)
(8) Inventories
     Inventories consist of the following:

	December 31, 2004	June 30, 2005
Raw Materials	$4,804,115	$5,556,253
Work in Process	861,984	1,137,272
Finished Goods	172,799	178,486

	$5,838,898	$6,872,011

     Inventories are stated at the lower of cost (first-in, first-out) or market. Work in process represents an estimate of the value of specific orders in production yet incomplete at period end. Finished goods consist of completed orders that were shipped to customers immediately subsequent to period end.
(9) Lines of Credit and Term Loan Facility
     The Company has executed a financing agreement (the “Agreement”) with Bank of America, N.A. (the “Bank”). The Agreement, dated June 30, 2004, includes a revolving line of credit of $5,000,000 and a revolving acquisition line of credit of $20,000,000. The interest rate on both revolving lines of credit is the prime rate or, at the Company’s option, the London Interbank Offered Rate (“LIBOR”) or a cost of funds rate plus a range of .75% to 1.5% depending on the ratio of total liabilities to tangible net worth. Both revolving lines of credit terminate on June 30, 2007. The Agreement requires compliance with certain covenants, including the maintenance of specified net worth and other financial ratios.
     An unused facility fee of one eighth of 1% per annum is payable on the unused amount of the first revolving line of credit. A facility fee of $10,000 per year is required on the acquisition line of credit. At June 30, 2005, the Company had borrowed $19,884,000 on the revolving acquisition line of credit with $116,000 remaining available. As of June 30, 2005, the interest rate associated with current borrowings was 5.50% and the entire $5,000,000 was available under the first line of credit.
     On August 9, 2005 the Company executed an amended and restated agreement with the Bank for an additional five year credit facility in the form of a term loan in the principal amount of $20,000,000. Accordingly, amounts previously borrowed under the revolving acquisition line of credit were repaid under the term loan facility, creating $20,000,000 of availability under the acquisition line of credit. The interest rate on both revolving lines of credit and the term loan is the prime rate or, at the Company’s option, the London Interbank Offered Rate (“LIBOR”), a cost of funds rate or the Bank’s fixed rate plus a range of 1.25% to 2.25% depending on the ratio of consolidated funded debt to consolidated “EBITDA”, as defined in the agreement. The agreement requires monthly payments of principal, based on a seven year amortization schedule, with a final payment due on the fifth anniversary of the revised agreement.

June 30, 2005
Total long-term debt	$19,884,000
Less: Current maturities	(2,134,000)

Long-term debt, less current portion	$17,750,000

     The table below reflects the expected repayment terms associated with this new term loan facility at June 30, 2005:

Principal Due
For the remainder of fiscal 2005	$955,000
Fiscal 2006	2,398,000
Fiscal 2007	2,558,000
Fiscal 2008	2,729,000
Fiscal 2009	2,911,000
Fiscal 2010	8,333,000

Total	$19,884,000

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
     The following table sets forth information about the Company’s operating segments for the three and six months ended June 30, 2005.

	Three Months Ended	Six Months Ended
	June 30, 2005	June 30, 2005
Revenue:
NDX Laboratories	$31,745,638	$62,097,566
Green Dental Laboratory	4,468,584	6,063,001

	$36,214,222	$68,160,567

Laboratory Operating Income:
NDX Laboratories	$6,099,357	$11,537,193
Green Dental Laboratory	1,203,037	1,687,730

	$7,302,394	$13,224,923

Total Assets:
NDX Laboratories	$78,613,040	$78,613,040
Green Dental Laboratory	26,989,527	26,989,527
Corporate	8,845,085	8,845,085

	$114,447,652	$114,447,652

Capital Expenditures:
NDX Laboratories	$692,784	$1,365,795
Green Dental Laboratory	13,208	24,916
Corporate	80,002	115,995

	$785,994	$1,506,706

Depreciation & Amortization on Property, Plant & Equipment:
NDX Laboratories	$406,065	$757,609
Green Dental Laboratory	79,461	95,234
Corporate	143,489	213,373

	$629,015	$1,066,216

     Reconciliation of Laboratory Operating Income with reported Consolidated Operating Income:

	Three Months Ended	Six Months Ended
	June 30, 2005	June 30, 2005
Laboratory Operating Income	$7,302,394	$13,224,923
Less:
Corporate Selling, General and Administrative Expenses	2,436,252	4,941,468
Amortization Expense – Intangible Assets	377,724	758,821
Add:
Other Expense	161,861	289,497

Consolidated Operating Income	$4,650,279	$7,814,131

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
     On October 22, 2004, the President signed the “American Jobs Creation Act of 2004” (the “Act”). The Act provides a deduction for income from qualified domestic production activities, which will be phased in from 2005 through 2010. In return, the Act also provides for a two-year phase-out of the existing extra-territorial income exclusion (ETI) for foreign sales that was viewed to be inconsistent with international trade protocols by the European Union. The Company expects the net effect of the phase out of the ETI and the phase in of this new deduction to result in a decrease in the effective tax rate for fiscal years 2005 and 2006 of approximately 1 percentage-point, based on current earnings levels. In the long-term, the Company expects that the new deduction will result in a decrease of the annual effective tax rate by 3 percentage-points based on current earnings levels.
     Under the guidance in FASB Staff Position No. FAS 109-1, “Application of SFAS No. 109, Accounting for Income Taxes,” to the Tax Deduction on Qualified Production Activities Provided by the Act, the deduction will be treated as a “special deduction” as described in SFAS No. 109. As such, the special deduction has no effect on deferred tax assets and liabilities existing at the enactment date. Rather, the impact of this deduction will be reported in the period in which the deduction is claimed on the Company’s tax return.
(12) Legal Proceedings
     The Company is involved from time to time in litigation incidental to its business. Management believes that the outcome of current litigation will not have a material adverse effect upon the operations or financial condition of the Company and will not disrupt the normal operations of the Company.
(13) Subsequent Events
     On August 9, 2005 the Company executed an amended and restated agreement with the Bank for an additional five year credit facility in the form of a term loan in the principal amount of $20,000,000. Accordingly, amounts previously borrowed under the revolving acquisition line of credit were repaid under the term loan facility, creating $20,000,000 of availability under the acquisition line of credit. The interest rate on both revolving lines of credit and the term loan is the prime rate or, at the Company’s option, the London Interbank Offered Rate (“LIBOR”), a cost of funds rate or the Bank’s fixed rate plus a range of 1.25% to 2.25%, depending on the ratio of consolidated funded debt to consolidated “EBITDA”, as defined in the agreement. The agreement requires monthly payments of principal, based on a seven year amortization schedule, with a final payment due on the fifth anniversary of the revised agreement.

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
     Internal revenue growth has been relatively flat since 2001, when we made note that the economic climate appeared to be impacting the dental laboratory industry. We believe that many patients and dentists have postponed optimal treatment plans, such as crowns, and have been pursuing less expensive alternatives such as amalgam fillings, for which we recognize no revenue. The general economic conditions affecting our operations in the dental laboratory industry have remained less than favorable as consumers continue this conservative practice. For the first six months of 2005, while we have experienced internal sales growth of 3.2%, which included selling price increases during the period ranging from 3.5% to 10.0% at various laboratories and on various product lines and indicate a decline in unit volume.
     We have also continued to pursue an acquisition strategy, which has played an important role in helping us increase sales from $75,680,000 in 2000 to $111,753,000 in 2004. However, operating margins as measured as a percentage of sales declined over this period. The main components of costs for us are the cost of labor and related employee benefits. Competition for labor resources and increases in medical insurance costs have driven these costs higher. These increased costs, combined with somewhat flat internal sales growth have contributed to lower operating margins during the period of 2000 to 2004. Conversely, improvements in these factors in the first six months of 2005 helped increase operating margins compared to the prior year. We continually review and adjust staffing levels as appropriate at each of our locations while recognizing the need to maintain an available and properly trained workforce.

     We have also experienced cost pressure resulting from the implementation costs to comply with Section 404 of the Sarbanes Oxley Act. Due in large part to the decentralized nature of our business, approximately half of our laboratories were subject to detailed onsite testing. The scope and complexity of the project required us to engage the accounting firm of Deloitte and Touche, LLP. In addition, external audit fees for PricewaterhouseCoopers, LLP were significantly higher than in the prior years. The impact on these various Section 404 implementation costs on earnings in 2004 was approximately $1,027,000, or approximately $0.11 per diluted share, net of taxes, with most of that occurring in the fourth quarter. We believe that these compliance costs will decrease somewhat during 2005, however significant ongoing expenditures will be required to maintain our efforts within the internal controls framework required by the Sarbanes-Oxley Act.
     Beginning in 2004 we recognized acquired customer relationships and trade names as intangible assets which requires the recognition of amortization expense and impairment testing, respectively. On a prospective basis, amortization expense will increase dependent on our acquisition activity in rough proportions with the expected profitability of the acquired businesses.
     Effective March 1, 2005 we completed our largest acquisition to date, Green Dental Laboratories, Inc (“Green”). Green is notable for several reasons. We believe that the synergies created by the addition of this unique laboratory will create value for the organization as a whole. Annual sales are expected to approximate $16,000,000, making Green our largest laboratory. Green will be treated as a separate operating segment for reporting purposes and will retain a separate company identity as a wholly owned subsidiary. In order to finance the purchase of Green, we borrowed approximately $20,000,000 in long term debt and as a result, are more highly leveraged than we were prior to the Green acquisition. Interest expense has therefore become a more significant component of our pre-tax earnings.
Liquidity and Capital Resources
     Our working capital decreased slightly from $13,750,000 at December 31, 2004 to $13,653,000 at June 30, 2005. Cash and cash equivalents increased $356,000 from $2,216,000 at December 31, 2004 to $2,572,000 at June 30, 2005. Operating activities provided $9,897,000 in cash flow for the six months ended June 30, 2005 compared to $4,413,000 during the six months ended June, 2004, an increase of $5,485,000. This increase was primarily attributable to timing differences related to accrued liabilities ($2,803,000, including increases in accrued payroll and related benefits of $2,025,000, audit fee accruals of $270,000, taxes of $200,000 and interest of $125,000), decreases in prepaid expenses ($845,000, primarily prepaid income taxes) and accounts receivable ($749,000, resulting primarily from higher sales volume) offset by an increase in inventory ($463,000, including $290,000 of work in process).
     Cash outflows related to dental laboratory acquisitions, including deferred purchase price payments associated with prior period acquisitions, totaled $25,963,000 for the six months ended June 30, 2005 compared to $1,754,000 for the six months ended June 30, 2004, primarily due to the acquisitions of Green and Wornson-Polzin Dental Laboratory. Additions to property, plant and equipment, were $1,507,000 for the six months ended June 30, 2005, significantly less than the $2,495,000 spent for the six months ended June 30, 2004. In the first quarter of 2004 we purchased a $2,000,000 replacement facility for our dental laboratory in Houston, Texas. We expect that facility to be placed in service in the fourth quarter of 2005, at the completion of a build-out project expected to require an additional investment in building improvements and equipment of approximately $3,000,000 in 2005.
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
     An unused facility fee of one eighth of 1% per annum is payable on the unused amount of the first revolving line of credit. A facility fee of $10,000 per year is required on the acquisition line of credit. At June 30, 2005, we had borrowed $19,884,000 on the revolving acquisition line of credit with $116,000 remaining available. As of June 30, 2005, the interest rate associated with current borrowings was 5.50% and the entire $5,000,000 was available under the first line of credit.
     On August 9, 2005 we executed an amended and restated agreement with the Bank for an additional five year credit facility in the form of a term loan in the principal amount of $20,000,000. Accordingly, amounts previously borrowed under the revolving acquisition line of credit were repaid under the term loan facility, creating $20,000,000 of availability under the acquisition line of credit. The interest rate on both revolving lines of credit and the term loan is the prime rate or, at our option, the London Interbank Offered Rate (“LIBOR”), a cost of funds rate, or the Bank’s fixed rate plus a range of 1.25% to 2.25% depending on the ratio of consolidated funded debt to consolidated “EBITDA”, as defined in the agreement. The agreement requires monthly payments of principal, based on a seven year amortization schedule, with a final payment due on the fifth anniversary of the revised agreement.

June 30, 2005
Total long-term debt	$19,884,000
Less: Current maturities	(2,134,000)

Long-term debt, less current portion	$17,750,000

     The table below reflects the expected repayment terms associated with this new term loan facility at June 30, 2005:

Principal Due
For the remainder of fiscal 2005	$955,000
Fiscal 2006	2,398,000
Fiscal 2007	2,558,000
Fiscal 2008	2,729,000
Fiscal 2009	2,911,000
Fiscal 2010	8,333,000

Total	$19,884,000

     We believe that cash flow from operations and available financing will be sufficient to meet contemplated operating and capital requirements and deferred payments associated with prior acquisitions for the foreseeable future.
     Commitments and Contingencies
The following table represents a list of our contractual obligations and commitments as of June 30, 2005:

	Payments Due By Period
		Less Than			Greater Than
	Total	1 Year	1 – 3 Years	4 – 5 Years	5 Years
Revolving line of credit – acquisition	$19,884,000	$2,134,000	$5,119,000	$5,824,000	$6,807,000
Operating Leases:
Real Estate	11,875,000	2,307,000	4,421,000	1,678,000	3,469,000
Vehicles	767,000	547,000	220,000	—	—
Equipment	56,000	38,000	18,000	—	—
Construction Contracts	2,670,000	2,670,000	—	—	—
Laboratory Purchase Obligations	3,590,000	1,399,000	2,191,000	—	—
Contingent Laboratory Purchase Price	4,104,000	1,802,000	2,302,000	—	—

TOTAL	$42,946,000	$10,897,000	$14,271,000	$7,502,000	$10,276,000

     Bank borrowings on the acquisition line of credit, net of the current portion, are classified as long-term debt on the balance sheet. The interest rate associated with this borrowing is 5.50%. As previously discussed, in August, 2005 we executed an agreement for an additional five year credit facility, providing an additional $20,000,000 in available financing. Borrowings on the acquisition line of credit were credited to this new facility in August, 2005. The above table reflects the expected payment terms associated with this new credit facility.
     We are committed under various non-cancelable operating lease agreements covering office space and dental laboratory facilities, vehicles and certain equipment. Certain of these leases also require us to pay maintenance, repairs, insurance and related taxes. We also have contractual commitments related to construction projects currently in process at certain dental laboratory facilities.
     Laboratory purchase obligations totaling $3,590,000, classified as deferred acquisition costs, are presented in the liability section of the balance sheet. These obligations represent purchase price commitments arising from dental laboratory acquisitions, irrespective of the acquired laboratory’s earnings performance, including deferred obligations associated with non-competition agreements. Contingent laboratory purchase price includes amounts subject to acquisition agreements that are tied to laboratory earnings performance, as defined within the acquisition agreements, generally over a three year period. As payments become determinable, they are recorded as goodwill.
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

Results of Operations
     The following table sets forth for the periods indicated the percentage of net sales represented by certain items in our condensed consolidated financial statements:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2004	2005	2004	2005
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	58.4	55.9	58.4	56.1

Gross profit	41.6	44.1	41.6	43.9
Selling, general and administrative expenses	29.5	31.3	30.7	32.4

Operating income	12.1	12.8	10.9	11.5
Other expense	0.4	0.4	0.4	0.4
Interest expense	0.0	0.8	0.0	0.5

Income before provision for income taxes	11.7	11.6	10.5	10.5
Provision for income taxes	4.7	4.5	4.2	4.1

Net income	7.0%	7.1%	6.3%	6.4%

Six Months Ended June 30, 2005 Compared with Six Months Ended June 30, 2004
Net Sales
     For the six months ended June 30, 2005, net sales increased $11,401,000 or 20.1% from the prior year. Net sales increased by approximately $9,560,000, or 16.9%, as a result of acquisitions, measured by business at dental laboratories owned less than one year. Net sales increased approximately $1,841,000 an increase of 3.2%, at dental laboratories owned for both the six months ended June 30, 2005 and the comparable six months ended June 30, 2004, primarily due to price increases ranging from 3.5% to 10.0% at various laboratories and on various product lines, offset by a decline in the total number of units produced.
Cost of Goods Sold
     Cost of goods sold as a percentage of sales was 56.1% in the six months ended June 30, 2005 compared with 58.4% in the same period of 2004. Materials costs of 13.7% decreased as a percentage of sales in 2005 compared to 14.7% in 2004. This decrease was attributable to declines in the cost of the precious metal palladium, a key component in many dental alloys, and other purchasing cost savings measures. Labor productivity improvements also helped improve our gross margin, offsetting increases in employee health insurance costs.
Selling, General and Administrative Expenses
     Selling, general and administrative expenses, which consist of selling, delivery and administrative expenses both at the laboratory and corporate level, were $22,092,000 or 32.4% of sales in 2005 compared to $17,402,000 or 30.7% in 2004. As a percentage of sales, delivery and selling expenses declined while administrative expenses at the corporate level rose sharply in 2005 compared to 2004. The increase of $4,690,000 was primarily attributable to the following items:
•	additional operating and amortization expense associated with acquisitions completed subsequent to June 30, 2004 — $2,315,000;

•	increases in salaries and benefits at the corporate and lab level, in part due to the addition of accounting and management staff and increases in health insurance — $808,000;

•	increases in professional fees, including audit and compliance costs — $543,000;

•	increases in laboratory incentive compensation as a result of improved laboratory profit performance — $427,000;

•	increases in training and recruiting expenses — $155,000;

•	increases in bad debt reserves — $133,000;

•	increases in delivery costs — $155,000.
Operating Income
     As a result of the factors discussed above, our operating income increased by $1,616,000 to $7,814,000 for the six months ended June 30, 2005 from $6,198,000 for the comparable six months ended June 30, 2004. As a percentage of net sales, operating income increased from 10.9% in 2004 to 11.5% in 2005.

Interest Expense
     Interest expense was $349,000 in the first six months of 2005 compared with $18,000 in the first six months of 2004. The change of $331,000 was primarily due to the use of the line of credit to fund dental laboratory acquisitions.
Provision for Income Taxes
     The provision for income taxes increased to $2,810,000 in 2005 from $2,402,000 in 2004. The effective tax rate decreased from 40.0% in 2004 to 39.2% in 2005. The decrease was due to the recognition of lower federal tax expense resulting from the domestic manufacturing tax credit provisions of the American Jobs Creation Act of 2004 which is expected to reduce the effective tax rate by 1%.
Net Income
     As a result of all of the factors discussed above, net income increased to $4,366,000 or $.79 per share on a diluted basis in the first six months of 2005 from $3,603,000 or $.66 per share on a diluted basis in the first six months of 2004.
Three Months Ended June 30, 2005 Compared with Three Months Ended June 30, 2004
Net Sales
     For the three months ended June 30, 2005, net sales increased $7,383,000 or 25.6% from the prior year. Net sales increased by approximately $6,324,000, or 21.9%, as a result of acquisitions, measured by business at dental laboratories owned less than one year. Net sales increased approximately $1,059,000 an increase of 3.8%, at dental laboratories owned for both the quarter ended June 30, 2005 and the comparable quarter ended June 30, 2004, primarily due to price increases ranging from 3.5% to 10.0% at various laboratories and on various product lines, offset by a decline in the total number of units produced.
Cost of Goods Sold
     Cost of goods sold as a percentage of sales was 55.9% in the quarter ended June 30, 2005 compared with 58.4% in the same period of 2004. Materials costs of 14.1% decreased as a percentage of sales in 2005 compared to 14.7% in 2004. This decrease was attributable to declines in the cost of the precious metal palladium, a key component in many dental alloys, and other purchasing cost savings measures. Labor productivity improvements also helped improve our gross margin, offsetting increases in employee health insurance costs.
Selling, General and Administrative Expenses
     Selling, general and administrative expenses, which consist of selling, delivery and administrative expenses both at the laboratory and corporate level, were $11,328,000 or 31.3% of sales in 2005 compared to $8,517,000 or 29.5% in 2004. As a percentage of sales, delivery expenses declined while administrative expenses at the corporate level rose sharply in 2005 compared to 2004. The increase of $2,810,000 was primarily attributable to the following items:
•	additional operating and amortization expense associated with acquisitions completed subsequent to June 30, 2004 — $1,570,000;

•	increases in salaries and benefits at the corporate and lab level, in part due to the addition of accounting and management staff and increases in health insurance — $350,000;

•	increases in professional fees, including audit and compliance costs — $413,000;

•	increases in laboratory incentive compensation as a result of improved laboratory profit performance — $292,000.
Operating Income
     As a result of the factors discussed above, our operating income increased by $1,166,000 to $4,650,000 for the quarter ended June 30, 2005 from $3,485,000 for the comparable quarter ended June 30, 2004. As a percentage of net sales, operating income increased from 12.1% in 2004 to 12.8% in 2005.
Interest Expense
     Interest expense was $277,000 in the second quarter of 2005 compared with $7,000 in the second quarter of 2004. The change of $270,000 was primarily due to the use of the line of credit to fund dental laboratory acquisitions.

Provision for Income Taxes
     The provision for income taxes increased to $1,624,000 in 2005 from $1,348,000 in 2004. The effective tax rate decreased from 40.0% in 2004 to 38.6% in 2005. The decrease was due to the recognition of lower federal tax expense resulting from the domestic manufacturing tax credit provisions of the American Jobs Creation Act of 2004 which is expected to reduce the 2005 effective tax rate by 1%.
Net Income
     As a result of all of the factors discussed above, net income increased to $2,587,000 or $.47 per share on a diluted basis in the second quarter of 2005 from $2,022,000 or $.37 per share on a diluted basis in the second quarter of 2004.
Factors That May Affect Future Results
     Various risks, uncertainties and contingencies could cause our actual results, performance or achievements to differ materially from those expressed in, or implied by, statements contained in this Quarterly Report on Form 10-Q, including, but not limited to, the following:
•	the timing, duration and effects of adverse changes in overall economic conditions, particularly those affecting employment patterns or likely to cause individuals to defer or substitute needed or elective dental work,

•	our ability to acquire and successfully operate additional laboratories,

•	governmental regulation of health care,

•	trends in the dental industry towards managed care,

•	competition within the dental laboratory industry, including new sources of foreign competition,

•	increases in labor and benefits costs,

•	increases in material costs, particularly related to the purchase of dental alloys, which contain gold, palladium, and other precious metals,

•	product development risks,

•	technological innovations by third parties,

•	compliance with evolving federal securities, accounting, and marketplace rules and regulations applicable to publicly-traded companies on the Nasdaq National Market; and

•	other risks indicated from time to time in our filings with the Securities and Exchange Commission.

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
     At June 30, 2005, we had variable rate debt of $19.9 million. Based on this amount, the earnings and cash flows impact for the next year resulting from a one percentage point increase in interest rates would be approximately $121,000, net of tax, holding other variables constant.
Item 4. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures.
     We carried out an evaluation, with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of June 30, 2005. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2005, our disclosure controls and procedures, as defined in the Securities Exchange Act (the “Exchange Act”) Rule 13a-15(e) and 15d-15(e), were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
(b) Changes in Internal Controls.
     No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings:
We are involved from time to time in litigation incidental to our business. Our management believes that the outcome of current litigation will not have a material adverse effect upon our operations or financial condition and will not disrupt our normal operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds:
We did not repurchase any of our equity securities during the fiscal quarter ended June 30, 2005 or engage in any transactions during such period reportable pursuant to Item 703 of Regulation S-K.
Item 3. Defaults upon Senior Securities:
Not Applicable
Item 4. Submission of Matters to a Vote of Security Holders:
Our Special Meeting in Lieu of an Annual Meeting of Stockholders was held on June 22, 2005. On May 2, 2005, the record date of the meeting, there were 5,324,306 shares of our common stock outstanding and entitled to vote, of which 4,929,265 shares or 92.6% were represented at the meeting in person or by proxy. At the meeting, the following matters were voted upon and approved:
(a) Proposal to elect the following persons as directors.

	Number of Votes Cast	Number of Votes Witheld
Name	FOR Nominee	FROM Nominee
David L. Brown	4,547,998	381,267
Thomas E. Callahan	4,759,920	169,345
Jack R. Crosby	4,546,551	382,714
David V. Harkins	4,547,451	381,814
Norman F. Strate	4,772,520	156,745
(b) Proposal to approve the appointment of PricewaterhouseCoopers LLP as our auditors for the fiscal year ending December 31, 2005.

Number of Votes Cast	Number of Votes Cast	Number of Votes
FOR Proposal	AGAINST Proposal	ABSTAINED
4,806,446	30,666	22,853
Item 5. Other Information:
Not Applicable
Item 6. Exhibits:
The exhibits listed in the Exhibit Index immediately preceding the exhibits are filed as part of this Quarterly Report of Form 10-Q.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL DENTEX CORPORATION Registrant
August 9, 2005	By:	/s/ DAVID L. BROWN
David L. Brown
President, CEO and Director (Principal Executive Officer)

August 9, 2005	By:	/s/ RICHARD F. BECKER, JR.
Richard F. Becker, Jr.
Vice President, Treasurer and Chief Financial Officer (Principal Financial Officer)

Exhibit Index

Exhibit
No.	Description
31.1	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act (Chief Executive Officer).

31.2	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act (Chief Financial Officer).

32.1	Certification pursuant to 18 U.S.C. Section 1350 (Chief Executive Officer).

32.2	Certification pursuant to 18 U.S.C. Section 1350 (Chief Financial Officer).