Form 10-Q
period 2005-09-30
NATIONAL DENTEX CORP /MA/
filed 2005-11-14
CIK 913616

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
Quarterly Report Pursuant to Section 13 or 15(d)
of the
Securities Exchange Act of 1934
For the Quarter Ended September 30, 2005
Commission file number 000-23092
NATIONAL DENTEX CORPORATION
(Exact name of registrant as specified in its charter)

MASSACHUSETTS (State or Other Jurisdiction of Incorporation or Organization)	04-2762050 (I.R.S. Employer Identification No.)

526 Boston Post Road, Wayland, MA (Address of Principal Executive Offices)	01778 (Zip Code)
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
Yes ☐   No ☑
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).
Yes ☑   No ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐   No ☑
     As of November 1, 2005, 5,402,615 shares of the registrant’s Common Stock, par value $.01 per share, were outstanding.

NATIONAL DENTEX CORPORATION
FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2005

Page(s)
PART I. Financial Information

Item 1. Financial Statements:

Unaudited Condensed Consolidated Balance Sheets as of December 31, 2004 and September 30, 2005	3

Unaudited Condensed Consolidated Statements of Income for the three and nine month periods ended September 30, 2004 and 2005	4

Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2004 and 2005	5

Notes to Condensed Consolidated Financial Statements	6-13

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14-19

Item 3. Quantitative and Qualitative Disclosures About Market Risk	19

Item 4. Controls and Procedures	19

PART II. Other Information	21

Signatures	22

Exhibit Index	23
EX-31.1 SECTION 302 CERTIFICATION OF C.E.O.
EX-31.2 SECTION 302 CERTIFICATION OF C.F.O.
EX-32.1 SECTION 906 CERTIFICATION OF C.E.O.
EX-32.2 SECTION 906 CERTIFICATION OF C.F.O.

NATIONAL DENTEX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	December 31,	September 30,
	2004	2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,215,742	$3,064,937
Accounts receivable:
Trade, less allowance of $181,000 in 2004 and $315,000 in 2005	12,299,033	14,200,732
Other	692,910	371,901
Inventories	5,838,898	7,120,514
Prepaid expenses	2,479,939	3,178,867

Total current assets	23,526,522	27,936,951

PROPERTY, PLANT AND EQUIPMENT:
Land and buildings	6,672,945	9,333,658
Leasehold and building improvements	7,217,877	9,591,453
Laboratory equipment	12,265,565	14,704,882
Furniture and fixtures	5,056,849	5,840,972

	31,213,236	39,470,965
Less — Accumulated depreciation and amortization	16,027,568	17,387,030

Net property, plant and equipment	15,185,668	22,083,935

OTHER ASSETS, net:
Goodwill	30,384,978	47,521,729
Trade names	2,940,000	5,775,443
Customer relationships	2,598,531	5,760,760
Non-competition agreements	2,724,401	2,863,853
Other assets	4,470,568	5,520,885

Total other assets	43,118,478	67,442,670

Total assets	$81,830,668	$117,463,556

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Revolving line of credit	$2,000,000	$—
Current portion of long-term debt	—	2,840,621
Accounts payable	2,318,632	3,670,711
Accrued liabilities:
Payroll and employee benefits	3,781,976	6,368,474
Current portion of deferred purchase price	745,261	1,350,306
Other accrued expenses	798,785	1,554,776
Deferred tax liability, current	131,878	188,347

Total current liabilities	9,776,532	15,973,235

LONG-TERM LIABILITIES:
Long-term debt	—	16,570,288
Payroll and employee benefits	2,461,726	2,811,103
Deferred purchase price	112,384	2,134,805
Deferred tax liability	2,596,641	5,574,119

Total long-term liabilities	5,170,751	27,090,315

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value
Authorized — 500,000 shares
None issued and outstanding	—	—
Common stock, $.01 par value
Authorized — 8,000,000 shares
Issued and Outstanding — 5,263,798 shares at December 31, 2004 and 5,402,315 shares at September 30, 2005	52,638	54,023
Paid-in capital	13,502,786	15,273,287
Retained earnings	53,327,961	59,072,696

Total stockholders’ equity	66,883,385	74,400,006

Total liabilities and stockholders’ equity	$81,830,668	$117,463,556

The accompanying notes are an integral part of these condensed consolidated financial statements.

NATIONAL DENTEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2004	2005	2004	2005
Net sales	$27,394,696	$33,343,559	$84,154,006	$101,504,126

Cost of goods sold	16,734,231	19,799,781	49,893,811	58,054,516

Gross profit	10,660,465	13,543,778	34,260,195	43,449,610

Selling, general and administrative expenses	8,978,782	11,038,166	26,380,693	33,129,867

Operating income	1,681,683	2,505,612	7,879,502	10,319,743

Other expense	112,563	72,937	287,192	362,434

Interest expense	10,604	191,075	28,310	539,711

Income before provision for income taxes	1,558,516	2,241,600	7,564,000	9,417,598

Provision for income taxes	623,406	863,135	3,025,600	3,672,863

Net income	$935,110	$1,378,465	$4,538,400	$5,744,735

Net income per share — basic	$.18	$.26	$.88	$1.08

Net income per share — diluted	$.17	$.25	$.83	$1.03

Weighted average shares outstanding — basic	5,194,453	5,334,068	5,175,353	5,309,621

Weighted average shares outstanding — diluted	5,492,320	5,578,056	5,446,958	5,563,621

The accompanying notes are an integral part of these condensed consolidated financial statements.

NATIONAL DENTEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended
	September 30,	September 30,
	2004	2005
Cash flows from operating activities:
Net income	$4,538,400	$5,744,735
Adjustments to reconcile net income to net cash provided by operating activities, net of effects of acquisitions:
Depreciation and amortization	2,305,707	2,837,279
Loss on disposal of property, plant and equipment	10,842	29,206
Impairment of long-lived assets	77,000	—
Benefit for deferred income taxes	(154,399)	(208,465)
Provision for bad debts	52,896	72,655
Changes in operating assets and liabilities, net of effects of acquisitions:
(Increase) decrease in accounts receivable	(171,633)	189,392
Decrease (increase) in inventories	24,819	(530,686)
Increase in prepaid expenses	(161,407)	(654,563)
Decrease (increase)in other assets	132,269	(42,408)
(Decrease) increase in accounts payable and accrued liabilities	(541,345)	6,111,411

Net cash provided by operating activities	6,113,149	13,548,556

Cash flows from investing activities:
Payment for acquisitions, net of cash acquired	(3,643,778)	(25,670,113)
Payment of deferred purchase price	(1,855,792)	(965,815)
Premiums paid for life insurance policies	(620,132)	(504,425)
Additions to property, plant and equipment	(2,967,240)	(4,741,803)

Net cash used in investing activities	(9,086,942)	(31,882,156)

Cash flows from financing activities:
Borrowings of revolving line of credit	3,400,000	—
Repayments of revolving line of credit		(2,000,000)
Borrowings of long-term debt	—	19,884,346
Repayments of long-term debt		(473,438)
Issuance of common stock	564,309	1,771,887

Net cash provided by financing activities	3,964,309	19,182,795

Net increase in cash and cash equivalents	990,516	849,195

Cash and cash equivalents at beginning of period	1,835,471	2,215,742

Cash and cash equivalents at end of period	$2,825,987	$3,064,937

The accompanying notes are an integral part of these condensed consolidated financial statements.

NATIONAL DENTEX CORPORATION
Notes to Condensed Consolidated Financial Statements
September 30, 2005
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
     Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s condensed consolidated financial statements for the year ended December 31, 2004 as filed on May 24, 2005 with the SEC on Form 10-K. Certain amounts in the financial statements for the year ended December 31, 2004 have been classified to conform to the current period presentation.
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
     In connection with certain acquisition agreements, the Company has incurred certain contractual obligations associated with deferred purchase price payments, which are not contingent on any future actions or performance measures. These deferred payments are recorded as a liability upon consummation of the acquisition and are included in the acquisition purchase price. Also, certain acquisition agreements contain provisions which require additional purchase price payments, contingent upon certain specified events. These contingent payments are recorded as an increase to goodwill upon the resolution of the contingency. Acquired goodwill for acquisitions completed in 2005 is not tax deductible.
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
     During the nine months ended September 30, 2005, the Company acquired the following dental laboratory operations:

Acquisition	Form of Acquisition	Location	Month Acquired
Wornson-Polzin Dental Laboratory, Inc.	All Outstanding Capital Stock	Mankato, MN	February, 2005
Green Dental Laboratory, Inc.	All Outstanding Capital Stock	Heber Springs, AR	March, 2005
Midtown Brunswick Dental Laboratory, Inc.	Certain Assets	Brunswick, ME	May, 2005
     Effective March 1, 2005, the Company acquired all of the outstanding capital stock of Green Dental Laboratories, Inc. of Heber Springs, Arkansas (“Green”). Green reported sales in excess of $16,000,000 in its last fiscal year ended December 31, 2004. The cost of the acquisition, net of cash acquired, was approximately $22,325,000. In the first quarter of 2005, the total purchase price was tentatively allocated to the acquired assets and liabilities using historical allocation percentages. The final allocation presented below is based on a valuation analysis performed by a third party.

Green Dental Laboratory, Inc.	Final Value
Total Purchase Price	$23,443,000
Less Fair Market Values Assigned to Tangible Assets and Liabilities:
Cash	1,118,000
Accounts receivable	1,488,000
Inventories	595,000
Property, plant and equipment	3,592,000
Other assets	36,000
Accounts payable	(496,000)
Accrued liabilities and other	(3,742,000)
Assumed Long-term Debt	(96,000)
Less Fair Market Values Assigned to Intangible Assets:
Customer relationships	2,900,000
Trade names	2,400,000
Non-compete agreements	618,000

Goodwill	$15,030,000

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
     The following pro forma operating results of the Company assume these acquisitions along with any acquisitions that occurred during the first nine months of 2004 had been made as of January 1, 2004. Such information includes adjustments to reflect additional depreciation, amortization and interest expense and is not necessarily indicative of what the results of operations would actually have been, or the results of operations to be expected in future periods.

Notes to Condensed Consolidated Financial Statements (Continued)

	Nine Months Ended
	September 30,	September 30,
	2004	2005
	(unaudited)
Net sales	$102,852,000	$104,736,000
Net income	6,503,000	6,112,000
Net income per share:
Basic	$1.26	$1.15
Diluted	$1.19	$1.10
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
     The changes in the carrying amount of goodwill for the nine months ended September 30, 2005 are as follows:

Nine Months Ended
September 30, 2005
Balance as of January 1	$30,385,000
Goodwill acquired during the year	16,550,000
Adjustments related to the payment of contingent consideration	582,000
Adjustments related to the finalization of preliminary purchase estimates	5,000

Balance as of September 30	$47,522,000

     The Company’s contingent laboratory purchase price liabilities that are tied to earnings performance, generally over a three year period, as defined in the purchase agreements are approximately $3,522,000. As the contingencies are resolved, the payments are recorded as goodwill.
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
Trade Names
     Trade names as acquired are valued using a quantification of the income generated based on the recognition afforded by the trade name in the marketplace, using the relief-from-royalty valuation approach. Company practice is to use existing and acquired trade names in perpetuity, therefore there is no legal limit to their life and consequently they have been treated as indefinite-lived intangibles. While these assets are not subject to amortization, they are tested for impairment on an annual basis in accordance with SFAS No. 142. The Company uses the relief-from-royalty valuation approach at each fiscal year end to determine the fair value of the asset. Trade name impairment charges generally result from a decline in forecasted revenue at specific laboratories in comparison to revenue forecasts used in previous valuation calculations. Impairment charges, when recognized, are a component of selling, general and administrative expense.
     The changes in the carrying amount of trade names for the nine months ended September 30, 2005 are as follows:

Nine Months Ended
September 30, 2005
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

Nine Months Ended
September 30, 2005
Beginning balance	$2,943,000
Customer relationships acquired during the year	3,599,000

Customer Relationships, Gross	6,542,000
Less: Accumulated amortization	(781,000)

Customer Relationships, Net — End of period	$5,761,000

     Amortization expense associated with customer relationships totaled approximately $438,000 for the nine months ended September 30, 2005. Future amortization expense of the current customer relationship balance will be approximately:

For the remainder of fiscal 2005	$162,000
2006	646,000
2007	646,000
2008	646,000
2009	646,000
2010	646,000
Thereafter	2,369,000

$5,761,000

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

Nine Months Ended
September 30, 2005
Beginning balance	$9,121,000
Non-competition agreements acquired during the year	893,000

Non-competition agreements, gross	10,014,000
Less: Accumulated amortization	(7,150,000)

Non-competition agreements, net	$2,864,000

     Amortization expense associated with non-competition agreements totaled approximately $737,000 for the nine months ended September 30, 2005.
     Future amortization expense of non-competition agreements will be approximately:

For the remainder of fiscal 2005	$232,000
2006	811,000
2007	416,000
2008	260,000
2009	238,000
2010	229,000
Thereafter	678,000

$2,864,000

Notes to Condensed Consolidated Financial Statements (Continued)
(5) Stock Split
     On December 10, 2004 the Company announced a three-for-two stock split in the form of a stock dividend on its common stock that was paid on December 31, 2004 to stockholders of record on December 20, 2004. All references in the financial statements and the related notes as to the number of shares, per share amounts, stock option data and market prices have been adjusted to reflect this stock split.
(6) Earnings per Share
     In accordance with the disclosure requirements of SFAS Statement No. 128, “Earnings per Share,” basic earnings per share is computed by dividing net income by the weighted average number of shares outstanding and diluted earnings per share reflects the dilutive effect of stock options. The weighted average number of shares outstanding, the dilutive effects of outstanding stock options, and the shares under option plans that were anti-dilutive for the three and nine months ended September 30, 2005 and 2004 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2005	2004	2005
Weighted average number of shares used in basic earnings per share calculation
	5,194,453	5,334,068	5,175,353	5,309,621
Incremental shares under option plans
	297,867	243,988	271,605	254,000

Weighed average number of shares used in diluted earnings per share calculation
	5,492,320	5,578,056	5,446,958	5,563,621

Shares under option plans excluded in computation of diluted earnings per share due to anti-dilutive effects	None	None	None	None

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2005	2004	2005
Net income, as reported:	$935,110	$1,378,465	$4,538,400	$5,744,735
Add: Stock-based employee compensation expense included in reported net income	—	—	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	37,242	19,728	119,928	59,109

Pro forma net income	$897,868	$1,358,737	$4,418,472	$5,685,626

Earnings per share:
As reported, basic	$.18	$.26	$.88	$1.08
Pro forma, basic	.17	.25	.85	1.07
As reported, diluted	.17	.25	.83	1.03
Pro forma, diluted	.16	.24	.81	1.02

Notes to Condensed Consolidated Financial Statements (Continued)
(8) Inventories
     Inventories consist of the following:

	December 31, 2004	September 30, 2005
Raw Materials	$4,804,115	$5,582,783
Work in Process	861,984	1,302,113
Finished Goods	172,799	235,618

	$5,838,898	$7,120,514

     Inventories are stated at the lower of cost (first-in, first-out) or market. Work in process represents an estimate of the value of specific orders in production yet incomplete at period end. Finished goods consist of completed orders that were shipped to customers immediately subsequent to period end.
(9) Lines of Credit and Term Loan Facility
     The Company executed a financing agreement (the “Agreement”) with Fleet National Bank, a Bank of America Company (the “Bank”). The Agreement, dated June 30, 2004, includes a revolving line of credit of $5,000,000 and a revolving acquisition line of credit of $20,000,000. The interest rate on both revolving lines of credit is the prime rate or, at the Company’s option, the London Interbank Offered Rate (“LIBOR”) or a cost of funds rate plus a range of .75% to 1.5% depending on the ratio of total liabilities to tangible net worth. Both revolving lines of credit terminate on June 30, 2007. An unused facility fee of one eighth of 1% per annum is payable on the unused amount of the first revolving line of credit. A facility fee of $10,000 per year is required on the acquisition line of credit.
     On August 9, 2005 the Agreement was superceded by an Amended and Restated Agreement (the “Amended Agreement”) adding a five year credit facility in the form of a term loan in the principal amount of $20,000,000. Accordingly, amounts previously borrowed under the revolving acquisition line of credit were repaid under the term loan facility, creating $20,000,000 of availability under the acquisition line of credit. Additionally, certain terms and conditions of the original Agreement were amended. The interest rate on both revolving lines of credit and the term loan is now the prime rate or, at the Company’s option, the London Interbank Offered Rate (“LIBOR”), a cost of funds rate or the Bank’s fixed rate plus a range of 1.25% to 2.25%, depending on the ratio of consolidated funded debt to consolidated “EBITDA”, as defined in the Amended Agreement. The Amended Agreement requires monthly payments of principal, based on a seven year amortization schedule, with a final payment due on the fifth anniversary of the Amended Agreement. The Amended Agreement requires compliance with certain covenants, including the maintenance of specified net worth and other financial ratios. Management believes that as of September 30, 2005, the full $5,000,000 was available under the first line of credit and the full $20,000,000 was available under the acquisition line of credit.

September 30, 2005
Total long-term debt	$19,411,000
Less: Current maturities	2,841,000

Long-term debt, less current portion	$16,570,000

     The table below reflects the expected repayment terms associated with this new term loan facility at September 30, 2005. The interest rate associated with the Company’s current borrowings as of September 30, 2005 is 5.92%.

Principal Due
For the remainder of fiscal 2005	$710,000
Fiscal 2006	2,841,000
Fiscal 2007	2,841,000
Fiscal 2008	2,841,000
Fiscal 2009	2,841,000
Fiscal 2010	7,337,000

Total	$19,411,000

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
     In March of 2005, the Company acquired Green Dental Laboratories, Inc. of Heber Springs, Arkansas. Green is now the Company’s largest laboratory with expected sales in excess of $16,000,000 per year. In accordance with SFAS 131, the Company identified Green as a separate operating segment that did not meet the aggregation criteria of SFAS 131. As a result, the Company has two reportable segments. The accounting policies of this segment are consistent with those described for the consolidated financial statements in the summary of significant accounting policies.
     The following table sets forth information about the Company’s operating segments for the three and nine months ended September 30, 2005.

	Three Months Ended	Nine Months Ended
	September 30, 2005	September 30, 2005
Revenue:
NDX Laboratories	$29,093,637	$91,191,203
Green Dental Laboratory	4,249,922	10,312,923

	$33,343,559	$101,504,126

Laboratory Operating Income:
NDX Laboratories	$4,168,807	$15,416,503
Green Dental Laboratory	1,048,214	2,735,944

	$5,217,021	$18,152,447

Total Assets:
NDX Laboratories	$80,606,229	$80,606,229
Green Dental Laboratory	26,911,990	26,911,990
Corporate	9,945,337	9,945,337

	$117,463,556	$117,463,556

Capital Expenditures:
NDX Laboratories	$2,623,231	$3,989,024
Green Dental Laboratory	28,302	53,218
Corporate	583,566	699,561

	$3,235,099	$4,741,803

Depreciation & Amortization on Property, Plant & Equipment:
NDX Laboratories	$404,994	$1,162,603
Green Dental Laboratory	63,978	159,212
Corporate	114,133	327,506

	$583,105	$1,649,321

Reconciliation of Laboratory Operating Income with reported Consolidated Operating Income:

	Three Months Ended	Nine Months Ended
	September 30, 2005	September 30, 2005
Laboratory Operating Income	$5,217,021	$18,152,447
Less:
Corporate Selling, General and Administrative Expenses	2,355,209	7,007,180
Amortization Expense — Intangible Assets	429,137	1,187,958
Interest Expense	191,075	539,711

Income Before Provision for Income Taxes	$2,241,600	$9,417,598

Notes to Condensed Consolidated Financial Statements (Continued)
(11) Recent Accounting Pronouncements
     In November 2004, the FASB issued SFAS No. 151, “Inventory Costs – An Amendment of ARB No. 43, Chapter 4”, (“SFAS No.151”). SFAS No. 151 amends the guidance in Accounting Research Bulletin (ARB) No. 43, Chapter 4, “Inventory Pricing,” (“ARB No. 43”) to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Among other provisions, the new rule requires that items such as idle facility expense, excessive spoilage, double freight, and rehandling costs be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal” as stated in ARB No. 43. Additionally, SFAS No. 151 requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005, and is required to be adopted by the Company effective January 1, 2006. The Company does not expect SFAS No. 151 to have a material impact on its consolidated results of operations or financial condition.
     In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment”, (“SFAS No. 123R”). SFAS No. 123R supersedes APB Opinion No. 25, which requires recognition of an expense when goods or services are provided. SFAS No. 123R requires the determination of the fair value of the share-based compensation at the grant date and the recognition of the related expense over the period in which the share-based compensation vests. SFAS No. 123R permits a prospective or two modified versions of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods by the original SFAS No. 123. The Company is required to adopt the provisions of SFAS No. 123R effective January 1, 2006, at which time the Company will begin recognizing an expense for unvested share-based compensation that has been issued or will be issued after that date. The Company has not yet finalized its decision concerning the transition option it will utilize to adopt SFAS No. 123R. Based on pro-forma financial information disclosed in this Form 10Q, the Company expects the impact of the adoption of SFAS No. 123R to be immaterial. The Company will continue to assess the impact SFAS No. 123R will have on any future grants.
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
(13) Reclassification of Treasury Stock
     Effective July 1, 2004, companies incorporated in Massachusetts became subject to Chapter 156D of the Massachusetts Business Corporation Act, provisions of which eliminate the concept of treasury stock and provide that shares reacquired by a company are to be treated as authorized but unissued shares. As a result of this change in law, the Company has reclassified for the balance sheets presented shares previously classified as treasury shares as a reduction to issued shares of common stock, and, accordingly, adjusted the stated value of common stock and paid in capital. At December 31, 2004 the Company had 384,399 shares at a cost of $5,058,969 previously classified as treasury stock.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward Looking Statements
     This Quarterly Report on Form 10-Q, including this discussion and analysis by management, contains or incorporates forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are based on current expectations, estimates, forecasts and projections about the industry and markets in which we operate and our management’s beliefs and assumptions. In addition, other written or oral statements that constitute forward-looking statements may be made by or on our behalf. Words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate,” variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. There are a number of important factors that we believe could cause our actual results to differ materially from the forward-looking statements we make. These factors include, without limitation, those described in the cautionary statements below under the heading “Factors That May Affect Future Results.” We do not intend to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.
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
     Internal revenue growth has been relatively flat since 2001, when we made note that the economic climate appeared to be impacting the dental laboratory industry. We believe that many patients and dentists have postponed optimal treatment plans, such as crowns, and have been pursuing less expensive alternatives such as amalgam fillings, for which we recognize no revenue. The general economic conditions affecting our operations in the dental laboratory industry have remained less than favorable as consumers continue this conservative practice. For the first nine months of 2005, we experienced internal sales growth of 2.9%, which included selling price increases during the period ranging from 3.5% to 10.0% at various laboratories and on various product lines and therefore indicates a decline in unit volume. We believe that the market available for domestic dental laboratories has begun to shrink slightly as competition from offshore laboratories, primarily located in China, makes inroads into the low margin segment of the industry, and that this trend is impacting domestic industry growth. In addition, we face growing competition from technology based solutions that allow dentists to fabricate their own restorations without the use of a dental lab.
     The main components of costs for us are labor and related employee benefits. Over the last few years, competition for labor resources as well as increases in medical insurance premiums has driven these costs higher. We continually review and adjust staffing levels as appropriate at each of our locations while recognizing the need to maintain an available and properly trained workforce. We have also experienced cost pressure resulting from the implementation expenditures necessary to comply with Section 404 of the Sarbanes Oxley Act. Due in large part to the decentralized nature of our business, approximately half of our laboratories are subject to detailed onsite testing. The scope and complexity of our Section 404 project required us to engage the accounting firm of Deloitte and Touche, LLP. In addition, external audit fees for PricewaterhouseCoopers, LLP were significantly higher than in the prior years. The impact of these various Section 404 implementation costs on earnings in 2004 was approximately $1,025,000, or approximately $0.11 per diluted share, net of taxes, with most of that occurring in the fourth quarter. We believe that these compliance costs will decrease somewhat during 2005, however significant ongoing expenditures will be required to maintain our efforts within the internal controls framework required by the Sarbanes-Oxley Act.
     We have also continued to pursue an acquisition strategy, which has played an important role in helping us increase sales from $75,680,000 in 2000 to $111,753,000 in 2004. Beginning in 2004 we recognized acquired customer relationships and trade names as intangible assets which require the recognition of amortization expense and impairment testing, respectively. On a prospective basis, amortization expense will increase depending on our acquisition activity in rough proportions with the expected profitability of the acquired businesses.
     Effective March 1, 2005 we completed our largest acquisition to date, Green Dental Laboratories, Inc (“Green”). Green is notable for several reasons. We believe that the synergies created by the addition of this laboratory will create value for the organization as a whole. Annual sales at Green are expected to approximate $16,000,000, making Green our largest laboratory. Green is treated as a separate operating segment for reporting purposes and will retain a separate company identity as a wholly owned subsidiary. In order to finance the purchase of Green, we borrowed approximately $20,000,000 in long term debt and as a result, are more highly leveraged than we were prior to the Green acquisition. Interest expense has therefore become a more significant component of our pre-tax earnings.
     The earnings performance of Green and other recent acquisitions have allowed us to increase our sales and gross margin significantly. For the nine months ended September 30, 2005, gross profit increased $9,189,000, with $6,184,000 attributable to business acquired in the last year. For the quarter ended September 30, 2005, approximately 85% of the growth in sales and gross profit was attributable to recent acquisitions.
Liquidity and Capital Resources
     Our working capital decreased from $13,750,000 at December 31, 2004 to $11,964,000 at September 30, 2005, primarily as a result of increased capital expenditures. Additions to property, plant and equipment, were $4,742,000 for the nine months ended September 30, 2005, significantly more than the $2,967,000 spent for the nine months ended September 30, 2004. In 2004 we purchased a replacement facility for our dental laboratory in Houston, Texas at a cost of $2,000,000. During the third quarter of 2005, we made substantial progress in the related build-out project. We expect the cost of these building improvements to total approximately $3,000,000 when completed and expect to place the new facility in service in the fourth quarter of 2005.
     Cash and cash equivalents increased $849,000 from $2,216,000 at December 31, 2004 to $3,065,000 at September 30, 2005. Operating activities provided $13,549,000 in cash flow for the nine months ended September 30, 2005 compared to $6,113,000 during the nine months ended September, 2004, an increase of $7,436,000. This increase was primarily attributable to (1) increases in accounts payable and accrued liabilities of $6,111,000, primarily due to timing differences related to payroll and related benefits of approximately $3,000,000, accounts payable increases of $1,250,000, partially due to expenditures related to new facilities, increases in accrued taxes of $546,000 and other various increases, (2) increased net income before depreciation and amortization of $1,738,000 offset by increases in inventory of 531,000, due primarily to increases of $327,000 in work in process and $63,000 of finished goods inventories due to increased production volume, and (3) increases in prepaid expenses of $655,000, primarily related to prepaid insurance.
     Cash outflows related to dental laboratory acquisitions, including deferred purchase price payments associated with prior period acquisitions, totaled $26,636,000 for the nine months ended September 30, 2005 compared to $5,500,000 for the nine months ended September 30, 2004, primarily due to the acquisition of Green Dental Laboratories, Inc.
     We executed a financing agreement (the “Agreement”) with Fleet National Bank, a Bank of America Company (the “Bank”). The Agreement, dated June 30, 2004, includes a revolving line of credit of $5,000,000 and a revolving acquisition line of credit of $20,000,000. The interest rate on both revolving lines of credit is the prime rate or, at our option, the London Interbank Offered Rate (“LIBOR”) or a cost of funds rate plus a range of .75% to 1.5% depending on the ratio of total liabilities to tangible net worth. Both revolving lines of credit terminate on June 30, 2007. An unused facility fee of one eighth of 1% per annum is payable on the unused amount of the first revolving line of credit. A facility fee of $10,000 per year is required on the acquisition line of credit.
     On August 9, 2005 the Agreement was superceded by an Amended and Restated Agreement (the “Amended Agreement”) adding a five year credit facility in the form of a term loan in the principal amount of $20,000,000. Accordingly, amounts previously borrowed under the revolving acquisition line of credit were repaid under the term loan facility, creating $20,000,000 of availability under the acquisition line of credit. Additionally, certain terms and conditions of the original Agreement were amended. The interest rate on both revolving lines of credit and the term loan is now the prime rate or, at our option, the London Interbank Offered Rate (“LIBOR”), a cost of funds rate, or the Bank’s fixed rate plus a range of 1.25% to 2.25% depending on the ratio of consolidated funded debt to consolidated “EBITDA”, as defined in the Amended Agreement. The Amended Agreement requires monthly payments of principal, based on a seven year amortization schedule, with a final payment due on the fifth anniversary of the Amended Agreement. The Amended Agreement requires compliance with certain covenants, including the maintenance of specified net worth and other financial ratios. As of September 30, 2005, the full $5,000,000 was available under the first line of credit and the full $20,000,000 was available under the acquisition line of credit.

September 30, 2005
Total long-term debt	$19,411,000
Less: Current maturities	2,841,000

Long-term debt, less current portion	$16,570,000

     The table below reflects the expected repayment terms associated with this new term loan facility at September 30, 2005. The interest rate associated with our current borrowings as of September 30, 2005 is 5.92%.

Principal Due
For the remainder of fiscal 2005	$710,000
Fiscal 2006	2,841,000
Fiscal 2007	2,841,000
Fiscal 2008	2,841,000
Fiscal 2009	2,841,000
Fiscal 2010	7,337,000

Total	$19,411,000

     We believe that cash flow from operations and available financing will be sufficient to meet contemplated operating and capital requirements and deferred payments associated with prior acquisitions for the foreseeable future.
Commitments and Contingencies
The following table represents a list of our contractual obligations and commitments as of September 30, 2005 :

		Payments Due By Period
		Less Than			Greater Than
	Total	1 Year	1 – 3 Years	4 – 5 Years	5 Years
Term Loan Facility	$19,411,000	$2,841,000	$8,522,000	$8,048,000	—
Operating Leases:
Real Estate	11,443,000	2,294,000	3,640,000	1,239,000	4,270,000
Vehicles	937,000	629,000	308,000	—	—
Equipment	72,000	35,000	27,000	10,000	—
Construction Contracts	1,477,000	1,477,000	—	—	—
Laboratory Purchase Obligations	3,485,000	1,350,000	2,135,000	—	—
Contingent Laboratory Purchase Price	3,522,000	1,995,000	1,527,000	—	—

Total	$40,347,000	$10,621,000	$16,159,000	$9,297,000	$4,270,000

     In August, 2005 we converted borrowings on the acquisition line of credit to our new term loan facility. Bank borrowings on the term loan facility, net of the current portion of long-term debt are classified as long-term debt on the balance sheet.
     We are committed under various non-cancelable operating lease agreements covering office space and dental laboratory facilities, vehicles and certain equipment. Certain of these leases also require us to pay maintenance, repairs, insurance and related taxes. We also have contractual commitments related to construction projects currently in process at certain dental laboratory facilities.
     Laboratory purchase obligations totaling $3,485,000, classified as deferred acquisition costs, are presented in the liability section of the balance sheet. These obligations represent purchase price commitments arising from dental laboratory acquisitions, irrespective of the acquired laboratory’s earnings performance, including deferred obligations associated with non-competition agreements. Contingent laboratory purchase price includes amounts subject to acquisition agreements that are tied to laboratory earnings performance, as defined within the acquisition agreements, generally over a three year period. As payments become determinable, they are recorded as goodwill.
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

Results of Operations
     The following table sets forth for the periods indicated the percentage of net sales represented by certain items in our condensed consolidated financial statements:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2004	2005	2004	2005
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	61.1	59.4	59.3	57.2

Gross profit	38.9	40.6	40.7	42.8
Selling, general and administrative expenses	32.8	33.1	31.3	32.6

Operating income	6.1	7.5	9.4	10.2
Other expense	0.4	0.2	0.3	0.4
Interest expense	0.0	0.6	0.0	0.5

Income before provision for income taxes	5.7	6.7	9.0	9.3
Provision for income taxes	2.3	2.6	3.6	3.6

Net income	3.4%	4.1%	5.4%	5.7%

Nine Months Ended September 30, 2005 Compared with Nine Months Ended September 30, 2004
Net Sales
     For the nine months ended September 30, 2005, net sales increased $17,350,000 or 20.6% from the prior year. Net sales increased by approximately $14,912,000, or 17.7%, as a result of acquisitions, measured by business at dental laboratories owned less than one year. Net sales increased approximately $2,438,000 an increase of 2.9%, at dental laboratories owned for both the nine months ended September 30, 2005 and the comparable nine months ended September 30, 2004, primarily due to price increases ranging from 3.5% to 10.0% at various laboratories and on various product lines, offset by a decline in the total number of units produced.
Cost of Goods Sold
     Cost of goods sold as a percentage of sales was 57.2% in the nine months ended September 30, 2005 compared with 59.3% in the same period of 2004. Materials costs of 13.7% decreased as a percentage of sales in 2005 compared to 14.4% in 2004. This decrease was partially attributable to increased selling prices and declines in the cost of the precious metal palladium, a key component in many dental alloys, as well as other purchasing cost savings measures. Labor productivity improvements also helped improve our gross margin, offsetting increases in employee health insurance costs.
Selling, General and Administrative Expenses
     Selling, general and administrative expenses, which consist of selling, delivery and administrative expenses both at the laboratory and corporate level, were $33,130,000 or 32.6% of sales in 2005 compared to $26,381,000 or 31.3% in 2004. As a percentage of sales, delivery and selling expenses declined while administrative expenses at the corporate level rose sharply in 2005 compared to 2004. The increase of $6,749,000 was primarily attributable to the following items:
•	additional operating and amortization expense associated with acquisitions completed subsequent to September 30, 2004 — $3,706,000;

•	increases in salaries and benefits at the corporate and lab level, in part due to the addition of accounting and management staff and increases in health insurance — $1,673,000;

•	increases in professional fees, including audit and compliance costs — $736,000;

•	increases in laboratory incentive compensation as a result of improved laboratory profit performance — $393,000;

•	increases in training and recruiting expenses — $209,000;

•	increases in bad debt reserves — $148,000;

•	increases in delivery costs — $304,000.
Operating Income
     As a result of the factors discussed above, our operating income increased by $2,440,000 to $10,320,000 for the nine months ended September 30, 2005 from $7,880,000 for the comparable nine months ended September 30, 2004. As a percentage of net sales, operating income increased from 9.4% in 2004 to 10.2% in 2005.

Interest Expense
     Interest expense was $540,000 in the first nine months of 2005 compared with $28,000 in the first nine months of 2004. The change of $512,000 was primarily due to the use of the bank debt to fund the acquisition of Green Dental Laboratories, Inc.
Provision for Income Taxes
     The provision for income taxes increased to $3,673,000 in 2005 from $3,026,000 in 2004. However, our effective tax rate decreased from 40.0% in 2004 to 39.0% in 2005. The decrease was due to the recognition of lower federal tax expense resulting from the domestic manufacturing tax credit provisions of the American Jobs Creation Act of 2004.
Net Income
     As a result of all of the factors discussed above, net income increased to $5,745,000 or $1.03 per share on a diluted basis in the first nine months of 2005 from $4,538,000 or $.83 per share on a diluted basis in the first nine months of 2004.
Three Months Ended September 30, 2005 Compared with Three Months Ended September 30, 2004
Net Sales
     For the three months ended September 30, 2005, net sales increased $5,949,000 or 21.7% from the prior year. Net sales increased by approximately $5,352,000, or 19.5%, as a result of acquisitions, measured by business at dental laboratories owned less than one year. Net sales increased approximately $597,000 an increase of 2.2%, at dental laboratories owned for both the quarter ended September 30, 2005 and the comparable quarter ended September 30, 2004, primarily due to price increases ranging from 3.5% to 10.0% at various laboratories and on various product lines, offset by a decline in the total number of units produced.
Cost of Goods Sold
     Cost of goods sold as a percentage of sales was 59.4% in the quarter ended September 30, 2005 compared with 61.1% in the same period of 2004. This decrease was partially attributable to increased selling prices while materials costs were constant at 13.8% of sales. Labor productivity improvements also helped improve our gross margin, offsetting increases in employee health insurance costs.
Selling, General and Administrative Expenses
     Selling, general and administrative expenses, which consist of selling, delivery and administrative expenses both at the laboratory and corporate level, were $11,038,000 or 33.1% of sales in 2005 compared to $8,979,000 or 32.8% in 2004. As a percentage of sales, delivery expenses declined while administrative expenses at the corporate level rose sharply in 2005 compared to 2004. The increase of $2,059,000 was primarily attributable to the following items:
•	additional operating and amortization expense associated with acquisitions completed subsequent to September 30, 2004 — $1,387,000;

•	increases in salaries and benefits at the corporate and lab level, in part due to the addition of accounting and management staff and increases in health insurance — $326,000;

•	increases in professional fees, including audit and compliance costs — $85,000;

•	increases in delivery costs — $172,000.
Operating Income
     As a result of the factors discussed above, our operating income increased by $824,000 to $2,506,000 for the quarter ended September 30, 2005 from $1,682,000 for the comparable quarter ended September 30, 2004. As a percentage of net sales, operating income increased from 6.1% in 2004 to 7.5% in 2005.
Interest Expense
     Interest expense was $191,000 in the third quarter of 2005 compared with $11,000 in the third quarter of 2004. The change of $180,000 was primarily due to the use of the bank debt to fund the acquisition of Green Dental Laboratories, Inc.

Provision for Income Taxes
     The provision for income taxes increased to $863,000 in 2005 from $623,000 in 2004. However, our effective tax rate decreased from 40.0% in 2004 to 38.5% in 2005. The decrease was due to the recognition of lower federal tax expense resulting from the domestic manufacturing tax credit provisions of the American Jobs Creation Act of 2004 which is expected to reduce the 2005 effective tax rate by 1%.
Net Income
     As a result of all of the factors discussed above, net income increased to $1,378,000 or $.25 per share on a diluted basis in the third quarter of 2005 from $935,000 or $.17 per share on a diluted basis in the third quarter of 2004.
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
     At September 30, 2005, we had variable rate debt of $19.4 million. Based on this amount, the earnings and cash flows impact for the next year resulting from a one percentage point increase in interest rates would be approximately $118,000, net of tax, holding other variables constant.
Item 4. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures.
     We carried out an evaluation, with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of September 30, 2005. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2005, our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

(b) Changes in Internal Controls.
     No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds:
We did not repurchase any of our equity securities during the fiscal quarter ended September 30, 2005 or engage in any transactions during such period reportable pursuant to Item 703 of Regulation S-K.
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

NATIONAL DENTEX CORPORATION
Registrant
November 14, 2005
By: /s/ DAVID L. BROWN

David L. Brown
President, CEO and Director
(Principal Executive Officer)

November 14, 2005
By: /s/ RICHARD F. BECKER, JR.

Richard F. Becker, Jr.
Executive Vice President, Treasurer and Chief Financial Officer
(Principal Financial Officer)

Exhibit Index

Exhibit
No.	Description
31.1	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act (Chief Executive Officer).

31.2	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act (Chief Financial Officer).

32.1	Certification pursuant to 18 U.S.C. Section 1350 (Chief Executive Officer).

32.2	Certification pursuant to 18 U.S.C. Section 1350 (Chief Financial Officer).