Form 10-K
period 2005-12-31
NATIONAL DENTEX CORP /MA/
filed 2006-03-16
CIK 913616

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20004

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
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
Common Stock, par value $.01 per share
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one).
Large accelerated filer ☐     Accelerated filer ☑     Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.  Yes ☐     No ☑

As of June 30, 2005, the aggregate market value of the 5,326,415 outstanding shares of voting stock held by non-affiliates of the registrant was $95,299,519, based upon the last reported sale of the Common Stock on the Nasdaq National Market on such date.

As of March 7, 2006, 5,434,188 shares of the registrant’s Common Stock, par value $.01 per share, were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the annual stockholders’ meeting scheduled to be held on May 16, 2006 which we plan to file with the SEC on or about March 27, 2006, but in no event later than 120 days after the end of our fiscal year ended December 31, 2005, are incorporated by reference into Part III.

PART I

Item 1.	Business

General

We were founded in 1982 as H&M Laboratories Services, Inc., a Massachusetts corporation, which acquired six full-service dental laboratories and related branch laboratories from Healthco, Inc. In 1983, we changed our name to National Dentex Corporation and acquired 20 additional full-service dental laboratories and related branch laboratories from Lifemark Corporation. Our acquisition strategy is to consolidate our position within the dental laboratory industry and use our financial and operational synergies to create a competitive advantage. Over the last five years we have acquired the following stand-alone laboratory facilities: in 2001, Creative Dental Ceramics, Bauer Dental Studio, Aronovitch Dental, Crown Dental Studio and The Freeman Center; in 2002, Fox Dental and E&S Dental; in 2003, Salem Dental, Top Quality Partials, Midtown Dental and Thoele Dental; in 2004, D.H. Baker Dental; and, in 2005 Wornson-Polzin Dental Laboratory and Green Dental Laboratories. Over the past five years, we have also acquired various smaller laboratories and consolidated them into existing operations.

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

Information as to Industry and Operating Segments

Our business consists of only one industry segment, which is the design, fabrication, marketing and sale of custom dental prosthetic appliances for and to dentists. We report on two operating segments within this single industry segment.

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

Laboratory and Corporate Operations

Our full-service dental laboratories design and fabricate a full range of custom-made dental prosthetic appliances. These custom products are manufactured from raw materials, such as high noble, noble and predominantly base alloys, dental resins, composites and porcelain. There are different production processes for the various types of prosthetic appliances depending upon the product and the materials used in the type of appliance being fabricated, each of which requires different skills and levels of training. Our dental laboratories perform numerous quality control checks throughout the production cycle to improve the quality of our products and to make certain the design and appearance satisfy the needs of the dentist and the patient. Our branch dental laboratories are smaller in size and offer a limited number of products. When a branch receives an order that it cannot fill, the branch refers the order to one of our affiliated full-service dental laboratories.

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

Our corporate management provides our overall strategy, direction and financial management and negotiates all acquisitions. Corporate personnel also support the operations of our dental laboratories by performing functions that are not directly related to the production and sale of dental laboratory products, such as processing payroll and related benefit programs, obtaining insurance and procuring financing. Our corporate management provides marketing, financial and administrative services, negotiates national purchasing arrangements, and sets quality and performance standards for our dental laboratories. Finally, our corporate management includes industry recognized technical experts who guide and direct our investments in new technology and materials.

Sales and Marketing

The majority of our local dental laboratories market and sell their products through their own direct sales force. The sales force interacts with dentists within its market area, primarily through visits to dentists’ offices, to introduce the dental laboratory’s services and products offered, and to promote new products and techniques that can assist dentists in expanding their practices. Our customer-focused marketing and sales program, entitled the “NDX Reliance Program tm” is specifically designed to make choosing a dental laboratory an easier decision for dentists. Its five components — Practice Support, Laboratory Systems, Quality Assurance, Reliance Restorations and a Continuing Education Series — differentiate our qualified laboratories from their many competitors. We believe that this unique approach to assist the dentist and his or her staff to improve chairtime efficiencies while providing exceptional service, superior quality and quick and timely product delivery will enhance our ability to expand our base of business by establishing lasting professional relationships with our customers. Our laboratories currently employ a total of 42 sales representatives. In addition, our dental laboratories, alone or with local dental societies, dental schools or study clubs, sponsor technical training clinics for dentists and their staffs on topics such as advanced clinical techniques. The local dental laboratories also exhibit at state and local dental conventions.

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

The domestic industry faces growing competition as it begins to confront globalization. Competition for business is expected to intensify from the developing manufacturing capabilities of countries such as China, India, and others. In February 2006, Dentsply International, Inc. (“Dentsply”), one of the largest suppliers of raw materials to us and the worldwide dental laboratory industry, announced its intention to manufacture partial frames and traditional crowns in China for sale to United States based dental laboratories at prices reflecting significant labor cost differentials. Prior to this announcement, Dentsply did not seek to derive revenue from the sale and manufacture of dental restorations. We continue to evaluate the threats and opportunities arising from growing foreign competition and changing marketplaces to ensure we continue to provide those products and services required by our clients.

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

Employees

As of December 31, 2005, we had 1,873 employees, 1,830 of whom worked at individual laboratories. Corporate management and administrative staff totaled 43 people. None of our employees are covered by a collective bargaining agreement. Management considers our employee relations to be good.

Intellectual Property

Our general technological know-how, experience and workforce are important to the conduct of our business. Each of our dental laboratories operates under its own trade name, often for decades, and we consider these trade names to be materially important to the conduct of our business. Also important is the development and maintenance of customer relationships. The continued focus and investment in the “NDX Reliance Programtm”, our national marketing program, is expected to continue to assist in the generation and maintenance of customer relationships and the goodwill of our dental laboratories. Finally, while we have several trademarks and licenses to use trademarks, we do not deem these to be material to the overall conduct of our business.

Backlog

Due to the individualized and customized nature of most dental products and a typical turnaround product cycle of less than seven days, there was no significant backlog of orders existing at December 31, 2005 and 2004.

Item 1A.  Risk Factors

Our business is subject to certain risks that could materially affect our financial condition, results of operations, and the value of our common stock. These risks include, but are not limited to, the ones described below. Additional risks and uncertainties that we are unaware of, or that we may currently deem immaterial, may become important factors that harm our business, financial condition, results of operations, or the value of our common stock.

Our success depends on economic and other external factors that affect consumer decisions about whether and when to have dental procedures performed.

Our business success depends in large measure on consumer decisions to have dental procedures performed. In this respect, demand for our products and our business results are sensitive to external factors that, directly or indirectly, affect consumer confidence, affect levels of disposable consumer income, or otherwise lead consumers to defer or elect not to have dental procedures performed. Examples of such external factors include the timing, duration and effects of adverse changes in overall economic conditions, including rates of job loss or growth, rising energy prices, and increases in medical and dental costs, nationally or regionally in the markets we serve. Increased governmental regulation of health care and trends in the dental industry towards managed care may also result in decreased consumer access to dental services and thereby adversely affect demand for our products and our sales and profitability. The precise impact of these external factors is difficult to predict in advance, but one or more of these factors could adversely affect our business to the extent they adversely affect consumer spending on dental procedures.

We operate in highly competitive and fragmented markets.

The dental laboratory industry is highly competitive and fragmented. We believe there are currently approximately 12,000 dental laboratories in the United States, ranging in size from one to approximately 200 technicians. We estimate that our sales presently represent less than 3% of the total sales of custom-made dental prosthetic appliances in the United States. Competition is primarily from other dental laboratories in the respective local market areas. The vast majority of dental laboratories consist of single business units, although there are several other multiple-location operators, including, the Sentage Corporation d/b/a Dental Services Group, Dental Technologies, Inc. and Americus Dental Labs, Inc. These groups compete with us in several market areas. We also face competition from various mail order dental laboratories, most notably Glidewell Laboratories. Our success thus depends on our ability to be competitive against many different competitors in each market area we serve. If we fail to anticipate evolving technological innovations and product offerings from our competitors and fail to offer products that appeal to the changing needs and preferences of our customers in the various markets we serve, demand for our products could decline and our operating results would be adversely affected. While the competitive importance of product quality, price, service and innovation varies from product to product, price is a factor, and we experience pricing pressures from competitors in our markets.

We face increased competitive pressures from larger competitors, foreign-sourced products and technology based solutions.

The industry in which we operate faces growing competition as it begins to confront globalization. We expect competition for business to intensify as United States based and foreign companies increasingly look at ways to benefit from the developing manufacturing capabilities of countries such as China, India, and others. For example, in February 2006, Dentsply International Inc. (“Dentsply”), one of the largest suppliers of raw materials to us and the worldwide dental laboratory industry, announced its intention to manufacture partial frames and traditional crowns in China for sale to United States based dental laboratories at prices reflecting significant labor cost differentials. Prior to this announcement, Dentsply did not seek to derive revenue from the sale and manufacture of dental restorations. Price pressures from such new sources of competition could erode our margins and cause our financial results of operations to suffer. Certain current technology solutions allow dentists to fabricate restorations without the use of a dental laboratory. Our success depends on our ability to evaluate and respond to the threats arising from growing foreign competition, changing marketplaces and new technology and our ability to identify ways in which we can competitively provide the products and services demanded by our customers.

Risks associated with our strategic acquisitions could adversely affect our business.

We have completed a number of acquisitions in recent years. Our acquisition strategy depends on our ability to identify laboratories that are suitable acquisition candidates, successfully negotiate and enter into transactions on acceptable terms, and our capacity to integrate and successfully operate newly acquired as well as our previously acquired laboratories. If we fail to locate suitable acquisition candidates, reach mistaken conclusions as to the suitability of laboratories as acquisition candidates, enter into transactions on terms that prove unfavorable to us, or fail to integrate new laboratories following an acquisition, our ability to operate and grow our business in the ways we would like could be materially and adversely effected. While we will continue to consider acquisitions as a means of enhancing shareowner value, acquisitions involve risks and uncertainties, including:

•	difficulties integrating the acquired company, retaining the acquired laboratories’ customers, and achieving the expected benefits of the acquisition, such as revenue increases, cost savings, and increases in geographic or product presence, in the desired time frames, if at all;

•	loss of key employees from the acquired company;

•	implementing and maintaining consistent standards, controls, procedures, policies and information systems; and

•	diversion of management’s attention from other business concerns.

Future acquisitions could cause us to incur additional debt, contingent liabilities, increased interest expense and higher amortization expense related to intangible assets, as well as experience dilution in earnings per share. Impairment losses on goodwill and intangible assets with an indefinite life, or restructuring charges, could also occur as a result of acquisitions.

If we fail to develop new or expand existing customer relationships, our ability to grow our business will be impaired.

Our growth depends on our ability to develop new customer relationships and to expand existing relationships with current customers. We cannot guarantee that new customers will be found, that any such new relationships will be successful when they are in place, or that business with current customers will increase. Failure to develop and expand such relationships could have a material adverse effect on our business, results of operations and financial condition.

Our failure to attract and retain qualified personnel would adversely affect our business.

Our success depends in part on the efforts and abilities of our senior management team and key employees, a number of which are approaching retirement age. Their skills, experience and industry contacts significantly benefit our operations and administration. The failure to attract, retain, and properly motivate the members of our senior management team and key employees, or to find suitable replacements for them in the event of death, ill health, or retirement, would have a negative effect on our operating results.

Our business results are adversely affected by increases in labor, benefits and related costs.

The costs of medical and others benefits have increased in recent years. The increased usage of medical benefits has intensified medical inflation in the United States. If such trends continue, then our business could be negatively affected. Changes in law that may increase the funding of, and the expense reflected for, employee benefits, would also adversely affect our financial results of operations, financial position, and competitiveness.

If we cannot continue to respond to technical innovations we may not be able to compete effectively.

We believe that our future success will depend, in part, upon our ability to continue to respond to technological innovations by the dental industry and introduce innovative design extensions for our existing products and to manufacture and market new products. We cannot assure you that we will be successful in the introduction, manufacturing and marketing of any new products or product innovations, or develop and introduce, in a timely manner, innovations to our existing products that satisfy our dentist customers’ needs or achieve market acceptance. Our failure to introduce new products successfully and in a timely manner, and at favorable margins, would harm our ability to successfully grow our business and could have a material adverse effect on our business, results of operations and financial condition.

Our operating results can be adversely affected by changes in the cost or availability of raw materials, particularly precious metals like gold, platinum and palladium.

Pricing and availability of raw materials for use in our businesses — most especially precious metals, like gold, platinum and palladium which are components of many dental alloys — can be volatile due to numerous factors beyond our control, including domestic and international economic and geopolitical conditions, production levels, competition, consumer demand, and investor speculation. This volatility can significantly affect the availability and cost of raw materials for us, and may, therefore, have a material adverse effect on our business, results of operations and financial condition. During periods of rising prices of raw materials, there can be no assurance that we will be able to pass any portion of such increases on to customers. Prolonged higher metal costs may thus have a negative impact on gross profit percentages. Conversely, when raw material prices decline, customer demands for lower prices could result in lower sale prices and, to the extent we have existing inventory, lower margins. As a result, fluctuations in raw material prices could have a material adverse effect on our business, results of operations and financial condition.

Our failure to generate sufficient cash to meet our liquidity needs may affect our ability to service our indebtedness and grow our business.

Our ability to make payments on and to refinance our indebtedness, principally the amounts borrowed under our senior credit facility, and to fund planned capital expenditures and expansion efforts and strategic acquisitions we may make in the future, if any, will depend on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive and other factors that are beyond our control.

Based on our current level of operations, we believe our cash flow from operations, together with available cash and available borrowings under our senior credit facility, will be adequate to meet future liquidity needs for at least the next twelve months. However, we cannot assure you that our business will generate sufficient cash flow from operations in the future, that our currently anticipated growth in revenues and cash flow will be realized on schedule or that future borrowings will be available to us under the senior credit facility in an amount sufficient to enable us to service indebtedness, undertake strategic acquisitions to grow our business, or to fund other liquidity needs. If we need to refinance all or a portion of our indebtedness, we cannot assure you that we will be able to do so on commercially reasonable terms or at all.

An impairment in the carrying value of goodwill or other acquired intangibles could negatively affect our operating results and net worth.

The carrying value of goodwill represents the fair value of acquired businesses in excess of identifiable assets and liabilities as of the acquisition date. The carrying value of other intangibles represents the fair value of trademarks, trade names and other acquired intangibles as of the acquisition date. Goodwill and other acquired intangibles expected to contribute indefinitely to our cash flows are not amortized, but must be evaluated by our management at least annually for impairment. If carrying value exceeds current undiscounted cash flows, an impairment is identified. The impairment is then measured based on the difference of fair value (discounted cash flow) and carrying value. Events and conditions that could result in impairment include changes in the industry in which we operate, as well as competition and advances in technology, or other factors leading to reduction in expected sales, profitability or cash flows. If the value of goodwill or other acquired intangibles is impaired, our earnings and net worth could be adversely affected.

Compliance with changing regulation of corporate governance, public disclosure, and accounting standards may result in additional expenses and risks.

Changing laws, regulations and standards relating to corporate governance, public disclosure and changes to accounting standards and practices, including the Sarbanes-Oxley Act of 2002, new Securities and Exchange Commission regulations and evolving rules applicable to publicly-traded companies on the Nasdaq National Market, are creating uncertainty, and hence risks, for companies such as ours. These new or changed laws, regulations and standards are subject to varying interpretations due to the fact that they are new and there is has not yet emerged a well-developed body of interpretation. As a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This development could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure, governance and accounting practices.

Our efforts to comply with evolving laws, regulations and standards have resulted in, and are likely to continue to result in, increased general and administrative expenses and an investment of management time and attention from revenue-generating activities to compliance activities. In particular, our efforts to comply with Section 404 of the Sarbanes-Oxley Act of 2002 and the related regulations regarding our required assessment of our internal controls over financial reporting and our external auditors’ audit of that assessment has required the commitment of significant financial and managerial resources. If our efforts to comply with new or changed laws, regulations and standards differ from the activities intended by regulatory or governing bodies, we could face many material and adverse consequences, including, a possible delisting of our common stock.

Forward Looking Statements

Certain statements in this Annual Report, particularly statements contained in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words “anticipate”, “believe”, “estimate”, “expect”, “plan”, “intend” and other similar expressions are intended to identify these forward-looking statements, but are not the exclusive means of identifying them. Forward-looking statements included in this Annual Report or hereafter included in other publicly available documents filed with the Securities and Exchange Commission (“SEC”), reports to our stockholders and other publicly available statements issued or released by us involve known and unknown risks, uncertainties, and other factors which could cause our actual results, performance (financial or operating) or achievements to differ from the future results, performance (financial or operating) or achievements expressed or implied by such forward looking statements. Such future results are based upon our best estimates based upon current conditions and the most recent results of operations.

Various risks, uncertainties and contingencies could cause our actual results, performance or achievements to differ materially from those expressed in, or implied by, the forward-looking statements contained in this Annual Report. These include, but are not limited to, those listed above in this Item 1A, “Risk Factors.”

Item 1B.  Unresolved Staff Comments

Not applicable.

Item 2.	Properties

We currently lease a total of approximately 283,000 square feet of space. As of December 31, 2005, the future aggregate minimum rent payable for all of our leased real properties was approximately $14,108,000. We consider these properties to be modern, well maintained and suitable for our purposes and believe that our current facilities are adequate to meet our needs for the foreseeable future. We also believe that suitable substitute or replacement space is readily available at reasonable rental rates. Our principal executive and administrative offices occupy approximately 10,000 square feet of space in Wayland, Massachusetts. Our 37 leased dental laboratories range in size from 1,000 to 29,000 square feet and average approximately $70,000 in annual base rent.

As of December 31, 2005, we owned eight of our dental laboratory facilities at locations in Heber Springs, Arkansas; Denver, Colorado; Jacksonville, Florida; Metairie, Louisiana; Shreveport, Louisiana; Dallas, Texas; Houston, Texas; and Waukesha, Wisconsin. These locations total approximately 164,000 square feet and range in building size from 5,000 to 41,000 square feet. The facility in Heber Springs, Arkansas, comprising approximately

40,000 square feet, was obtained in connection with our acquisition of Green Dental Laboratories, Inc. on March 1, 2005. A replacement facility for our Houston, Texas laboratory, comprising 41,000 square feet, was purchased in January, 2004 and placed in service in November, 2005. As of December 31, 2005, we held for sale our former Houston facility, comprising approximately 20,000 square feet. This facility was sold on March 15, 2006.

Item 3.	Legal Proceedings

We are involved from time to time in litigation incidental to our business. Our management believes that the outcome of current litigation will not have a material adverse effect upon our operations or financial condition and will not disrupt our normal operations.

In January 2005, we were served with a complaint naming us as a defendant in federal district court in a patent infringement case, PSN Illinois, LLC v. Ivoclar Vivadent, Inc. et al. The case was brought in the Eastern Division of the Northern District of Illinois. The complaint alleges that the various named defendants, including us and most other major domestic dental laboratories (and some companies that supply dental laboratories), infringed a patent that was assigned to the plaintiff by using, or inducing others to use, a process for making porcelain dental veneers. On March 7, 2005, we filed an answer with affirmative defenses to the complaint. While we are still in the process of further evaluating the plaintiff’s various allegations, we believe that the plaintiff can only seek monetary damages since the patent has expired, and we believe that we have meritorious defenses. In addition, one of our suppliers has agreed to defend and indemnify us against a portion of the plaintiff’s claims, should they be upheld.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our security holders during the fourth quarter of fiscal 2005.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Trading Market

The Nasdaq National Market (“Nasdaq”) is the principal market for our common stock, where our shares are traded under the symbol “NADX”. Our common stock has been publicly traded since December 21, 1993.

The following table sets forth the range of high and low bid information for our common stock for each of the fiscal quarters of 2004 and 2005, adjusted for the three-for-two stock split in the form of a stock dividend on our common stock that was paid on December 31, 2004 to stockholders of record on December 20, 2004. The over-the-counter market quotations reflect inter-dealer prices, without retail markup, markdown or commission and may not necessarily represent actual transactions. The over-the-counter market quotations set forth below are based on information provided by the Nasdaq Stock Market, Inc.

	Price
Quarter Ending	Low Bid	High Bid

03/31/04	$15.347	$18.700
06/30/04	$17.667	$21.087
09/30/04	$17.741	$20.986
12/31/04	$17.160	$20.573
03/31/05	$18.648	$20.660
06/30/05	$15.750	$20.400
09/30/05	$18.142	$20.720
12/31/05	$18.980	$24.284

  Holders

The approximate number of record holders of our common stock as of March 7, 2006 was 473. The number of record owners was determined from our stockholder records, and does not include beneficial owners of our common stock whose shares are held in the names of various security holders, dealers and clearing agencies. We believe that the number of beneficial owners of our common stock held by others as or in nominee names is approximately 1,576 beneficial holders.

  Dividends

We have never paid a cash dividend on our shares of common stock and have no expectation of doing so for the foreseeable future. On December 31, 2004 we effected a three-for-two stock split in the form of a stock dividend on our common stock that was paid to stockholders of record on December 20, 2004.

  Recent Sales of Unregistered Securities

None.

  Purchases of Equity Securities by the Issuer and Affiliated Purchasers

In November 2002, we announced that our Board of Directors approved the repurchase by us of up to 300,000 shares of our common stock pursuant to a stock repurchase program. During the year ended December 31, 2005 we did not repurchase any shares of our common stock. The following table provides information about our repurchase activity during fiscal 2005 and the number of shares that may yet be purchased under our stock repurchase program.

Issuer Purchases of Equity Securities

Maximum Number
			Total Number of	of Shares that
			Shares Purchased	May yet Be
	Total Number	Average	as Part of Publicly	Purchased Under
	of Shares	Price Paid	Announced Plans	the Plans or
Fiscal Period	Purchased	per Share	or Programs	Programs

January 1, 2005 - December 31, 2005	—	$ —	—	206,700

  Equity Compensation Plan Information

We maintain two stock incentive plans that were approved by our Board of Directors (the “Board”). In 1992, the Board and stockholders adopted the 1992 Long-Term Incentive Plan (“1992 LTIP”). Key employees, officers and directors were eligible to receive grants under the plan. Effective May 2002, no additional options may be granted under this plan. In January 2001, the Board adopted the 2001 Stock Plan (“2001 Plan”), which was approved by our stockholders in April 2001. Key employees, officers and directors are eligible to receive grants under the plan. Our Board of Directors approved an amendment to the 2001 Plan on January 17, 2006 to allow for the issuance of restricted stock and restricted stock units, subject to the approval of our shareholders at our annual meeting of stockholders scheduled to be held on May 16, 2006. In addition, we maintain an Employee Stock Purchase Plan (“ESPP”) that is qualified under Section 423 of the Internal Revenue Code.

For additional information, see Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholders” below. These plans are discussed in further detail in Note 9 of our Consolidated

Financial Statements, which are furnished in connection with Item 8 of this Annual Report on Form 10-K and are attached immediately following Part IV below. Summary plan information as of December 31, 2005 is as follows:

	Number of Shares of
	National Dentex		Number of Shares of
	Corporation		National Dentex
	Common Stock to		Corporation
	Be Issued Upon	Weighted Average	Common Stock
	Exercise of	Exercise Price of	Remaining Available
	Outstanding Options	Outstanding Options	for Future Issuance

1992 LTIP	359,181	$12.14	None
2001 Plan	358,925	$14.52	399,450
ESPP	—	—	49,348

Total	718,106	$13.33	448,798

Item 6.	Selected Financial Data

The following selected financial data for the five years ended December 31, 2005 are derived from our audited consolidated financial statements. The consolidated financial statements for fiscal 2001 were audited by Arthur Andersen LLP (“Andersen”) which has ceased operations. The data should be read in conjunction with the consolidated financial statements and the related notes included in this Report and in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	2001	2002	2003	2004	2005

Consolidated Statements of Income:
Net sales	$85,725	$95,185	$99,274	$111,753	$135,843
Cost of goods sold	50,278	56,196	59,534	66,953	78,381

Gross profit	35,447	38,989	39,740	44,800	57,462
Selling, general & administrative expenses	25,631	29,332	30,102	35,755	44,728

Operating income	9,816	9,657	9,638	9,045	12,734
Other expense	128	211	296	405	646
Interest (income) expense	(229)	(80)	(21)	42	665

Income before provision for income taxes	9,917	9,526	9,363	8,598	11,423
Provision for income taxes	3,939	3,644	3,606	3,439	4,334

Net income	$5,978	$5,882	$5,757	$5,159	$7,089

Net income per share — basic	$1.15	$1.13	$1.12	$0.99	$1.33

Net income per share — diluted	$1.12	$1.10	$1.10	$0.94	$1.27

Weighted average shares outstanding — basic	5,219	5,187	5,131	5,187	5,334
Weighted average shares outstanding — diluted	5,343	5,330	5,216	5,465	5,601

Consolidated Balance Sheet Data:
Working capital	$15,060	$15,499	$12,252	$13,750	$11,126
Total assets	62,083	65,817	73,989	81,831	117,119
Long-term debt, including current portion	—	—	—	—	18,701
Stockholders’ equity	$49,027	$53,946	$60,140	$66,883	$76,074

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Consolidated Financial Statements and the related notes that appear elsewhere in this document.

Certain statements in this Annual Report, particularly statements contained in this Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words “anticipate”, “believe”, “estimate”, “expect”, “plan”, “intend” and other similar expressions are intended to identify these forward-looking statements, but are not the exclusive means of identifying them. Forward-looking statements included in this Annual Report or hereafter included in other publicly available documents filed with the Securities and Exchange Commission (“SEC”), reports to our stockholders and other publicly available statements issued or released by us involve known and unknown risks, uncertainties, and other factors which could cause our actual results, performance (financial or operating) or achievements to differ from the future results, performance (financial or operating) or achievements expressed or implied by such forward looking statements. Such future results are based upon our best estimates based upon current conditions and the most recent results of operations. Various risks, uncertainties and contingencies could cause our actual results, performance or achievements to differ materially from those expressed in, or implied by, the forward-looking statements contained in this Annual Report. These include, but are not limited to, those described above under Item 1A, “Risk Factors.”

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

Internal sales growth was relatively flat from 2001 to 2004, when we made note that the economic climate appeared to be impacting the dental laboratory industry. We believe that many patients and dentists have postponed optimal treatment plans, such as crowns, and have been pursuing less expensive alternatives such as amalgam fillings, for which we recognize no revenue. The general economic conditions affecting our operations in the dental laboratory industry have remained less than favorable as consumers continue this conservative practice. In 2005, we experienced internal sales growth of 3.7%, which included selling price increases during the period ranging from 3.5% to 10.0% at various laboratories and on various product lines and therefore indicates a decline in unit volume.

We believe that the market available for domestic dental laboratories has stopped growing and has begun to shrink as competition from offshore laboratories, primarily located in China, makes inroads into the low margin segment of the industry, and that this trend is impacting domestic industry growth. In addition, we face growing competition from technology based solutions that allow dentists to fabricate their own restorations without the use of a dental lab.

The main components of costs for us are labor and related employee benefits. Over the last few years, competition for labor resources as well as increases in medical insurance premiums has driven these costs higher. We continually review and adjust staffing levels as appropriate at each of our locations while recognizing the need to maintain an available and properly trained workforce. In 2004 we experienced cost pressure resulting from the implementation expenditures necessary to comply with Section 404 of the Sarbanes Oxley Act. Due in large part to the decentralized nature of our business, approximately half of our laboratories are subject to detailed onsite testing. The scope and complexity of our Section 404 project required us to engage the accounting firm of Deloitte and Touche, LLP. In addition, external audit fees for PricewaterhouseCoopers, LLP were significantly higher than in the prior years. The impact of these various Section 404 implementation costs on earnings in 2004 was approximately $1,027,000, or approximately $0.11 per diluted share, net of taxes, with most of that occurring in the fourth quarter. For the year ended December 31, 2005, the cost of maintaining our compliance with Section 404 was approximately $720,000, or approximately $0.08 per diluted share, net of taxes. We believe that these compliance costs will continue to decrease, although significant ongoing expenditures will be required to maintain our efforts within the internal controls framework required by the Sarbanes-Oxley Act.

We have also continued to pursue an acquisition strategy, which has played an important role in helping us increase sales from $75,680,000 in 2000 to $135,843,000 in 2005. Beginning in 2004 we recognized acquired customer relationships and trade names as intangible assets which require the recognition of amortization expense (for the customer relationships) and impairment testing (for the trade names). On a prospective basis, amortization expense will increase based upon our acquisition activity. The amount recognized for customer relationships and subsequent amortization expense will be dependent upon the expected profitability and customer retention characteristics of the acquired businesses. Amortization expense for customer relationships was $345,000 in 2004 and $599,000 in 2005, while impairment expense was $140,000 in 2004 and $10,000 in 2005.

Effective March 1, 2005 we completed our largest acquisition to date, Green Dental Laboratories, Inc (“Green”). Green is notable for several reasons. We believe that the synergies created by the addition of this laboratory will create value for the organization as a whole. Annualized sales at Green are expected to approximate $16,000,000, making Green our largest laboratory. Green is treated as a separate operating segment for reporting purposes and will retain a separate company identity as a wholly owned subsidiary. In order to finance the purchase of Green, we borrowed approximately $20,000,000 in long term debt and as a result, are more highly leveraged than we were prior to the Green acquisition. Interest expense has therefore become a more significant component of our pre-tax earnings. Interest expense in 2005, net of capitalized interest of $109,000, was $665,000 compared to $42,000 in 2004.

The earnings performance of Green and other recent acquisitions have allowed us to increase our sales and gross margin significantly. For the year ended December 31, 2005, net sales increased $24,090,000 or 21.6% with $19,980,000 attributable to acquisitions, measured by business at dental laboratories owned less than one year. For the year ended December 31, 2005, gross profit increased $12,662,000, or 28.3%, with $10,090,000 attributable to acquisitions. For the year ended December 31, 2005, approximately 17.9% of the growth in sales and 22.6% of the growth in gross profit was attributable to recent acquisitions.

Liquidity and Capital Resources

Our working capital decreased from $13,750,000 at December 31, 2004 to $11,126,000 at December 31, 2005, primarily as a result of increased capital expenditures. Additions to property, plant and equipment, were $7,578,000 for the year ended December 31, 2005, significantly more than the $3,263,000 spent for the year ended December 31, 2004, primarily resulting from expenditures related to new facilities. In 2004 we purchased a replacement facility for our dental laboratory in Houston, Texas at a cost of $2,000,000. During the second half of 2005, we completed the related build-out project. The cost of these building improvements was approximately $2,935,000 and the new facility was placed in service in November, 2005.

Cash and cash equivalents decreased $1,815,000 from $2,216,000 at December 31, 2004 to $401,000 at December 31, 2005. Operating activities provided $12,758,000 in cash flow for the year ended December 31, 2005 compared to $7,829,000 during the year ended December 31, 2004, an increase of $4,929,000. This increase was primarily attributable to (1) increases in accounts payable and accrued liabilities of $2,183,000, primarily due to timing differences related to payroll and related benefits of approximately $1,858,000 and (2) increased net income and adjustments for depreciation and amortization of $2,738,000 offset by increases in inventories of $426,000, due primarily to increases of $250,000 in raw materials and $130,000 in work in process inventories due to increased production volume.

Cash outflows related to dental laboratory acquisitions, including deferred purchase price payments associated with prior period acquisitions, totaled $25,033,000 for the year ended December 31, 2005 compared to $6,929,000 for the year ended December 31, 2004. The increase was primarily due to the acquisition of Green.

We executed a financing agreement (the “Agreement”) with Fleet National Bank, now known as Bank of America, N.A. (the “Bank”). The Agreement, dated June 30, 2004, included a revolving line of credit of $5,000,000 and a revolving acquisition line of credit of $20,000,000. The interest rate on both revolving lines of credit was the prime rate or, at our option, the London Interbank Offered Rate (“LIBOR”), or a cost of funds rate plus a range of .75% to 1.5% depending on the ratio of total liabilities to tangible net worth. Both revolving lines of credit were to terminate on June 30, 2007. An unused facility fee of one eighth of 1% per annum was payable on the unused amount of the first revolving line of credit. A facility fee of $10,000 per year was required on the acquisition line of credit.

On August 9, 2005 the Agreement was superseded by an Amended and Restated Agreement (the “Amended Agreement”) with the Bank, adding a five year credit facility in the form of a term loan in the principal amount of $20,000,000. Accordingly, amounts previously borrowed under the revolving acquisition line of credit were repaid under the term loan facility, creating $20,000,000 of availability under the acquisition line of credit. Additionally, certain terms and conditions of the original Agreement were amended. The interest rate on both revolving lines of credit and the term loan is now the prime rate or, at our option, LIBOR, a cost of funds rate, or the Bank’s fixed rate plus a range of 1.25% to 2.25% depending on the ratio of consolidated funded debt to consolidated “EBITDA”, as defined in the Amended Agreement. The Amended Agreement requires monthly payments of principal, based on a seven year amortization schedule, with a final payment due on the fifth anniversary of the Amended Agreement. The Amended Agreement requires compliance with certain covenants, including the maintenance of specified net worth and other financial ratios. As of December 31, 2005, the full $5,000,000 was available under the first line of credit and the full $20,000,000 was available under the acquisition line of credit.

December 31, 2005

Total long-term debt	$18,701,000
Less: Current maturities	2,841,000

Long-term debt, less current portion	$15,860,000

The table below reflects the expected repayment terms associated with this new term loan facility at December 31, 2005. The interest rate associated with our current borrowings as of December 31, 2005 is 6.23%.

Principal Due

Fiscal 2006	$2,841,000
Fiscal 2007	2,841,000
Fiscal 2008	2,841,000
Fiscal 2009	2,841,000
Fiscal 2010	7,337,000

Total	$18,701,000

We believe that cash flow from operations and available financing will be sufficient to meet contemplated operating and capital requirements and deferred payments associated with prior acquisitions for the foreseeable future.

Commitments and Contingencies

The following table represents a list of our contractual obligations and commitments as of December 31, 2005:

	Payments Due By Period
		Less Than			Greater Than
	Total	1 Year	1 - 3 Years	4 - 5 Years	5 Years

Term Loan Facility	$18,701,000	$2,841,000	$8,523,000	$7,337,000	—
Interest Expense	3,327,000	1,046,000	2,065,000	216,000	—
Operating Leases:
Real Estate	14,108,000	2,517,000	$5,545,000	$2,586,000	$3,460,000
Vehicles	1,000,000	653,000	347,000	—	—
Equipment	132,000	59,000	70,000	3,000	—
Laboratory Purchase Obligations	3,391,000	1,338,000	2,053,000	—	—
Contingent Laboratory Purchase Price	3,122,000	2,155,000	967,000	—	—

TOTAL	$43,781,000	$10,609,000	$19,570,000	$10,142,000	$3,460,000

In August, 2005 we converted borrowings on the acquisition line of credit to our new term loan facility. Bank borrowings on the term loan facility, net of the current portion of long-term debt are classified as long-term debt on the balance sheet. Interest expense related to the term loan facility has been projected using the interest rate associated with current borrowings.

We are committed under various non-cancelable operating lease agreements covering office space and dental laboratory facilities, vehicles and certain equipment. Certain of these leases also require us to pay maintenance, repairs, insurance and related taxes.

Laboratory purchase obligations totaling $3,391,000, classified as deferred acquisition costs, are presented in the liability section of the balance sheet. These obligations, including deferred obligations associated with non-competition agreements, represent purchase price commitments arising from dental laboratory acquisitions, irrespective of the acquired laboratory’s earnings performance. Contingent laboratory purchase price includes amounts subject to acquisition agreements that are tied to laboratory earnings performance, as defined within the acquisition agreements, generally over a three year period. As payments become determinable, they are recorded as goodwill.

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

Results of Operations

Beginning in 2005, our results are reported within two operating segments, NDX Laboratories and Green. The following table sets forth for the periods indicated the percentage of net sales represented by certain items in our Consolidated Financial Statements:

	Years Ended December 31,
	2003	2004	2005

Net sales	100.0%	100.0%	100.0%
Cost of goods sold	60.0	59.9	57.7

Gross profit	40.0	40.1	42.3
Selling, general and administrative expenses	30.3	32.0	32.9

Operating income	9.7	8.1	9.4
Other expense	0.3	0.4	0.5
Interest expense	0.0	0.0	0.5

Income before provision for income taxes	9.4	7.7	8.4
Provision for income taxes	3.6	3.1	3.2

Net income	5.8%	4.6%	5.2%

  Year Ended December 31, 2005 Compared with Year Ended December 31, 2004

Net Sales

For the year ended December 31, 2005, net sales increased $24,090,000 or 21.6% over the prior year. Net sales increased by approximately $19,980,000 as a result of acquisitions, measured by business at dental laboratories owned less than one year, including $14,513,000 attributable to Green. Net sales increased approximately $4,110,000, or 3.7% at dental laboratories owned for both the year ended December 31, 2005 and the comparable year ended December 31, 2004, primarily due to price increases approximating 10%, offset by a decline in the total number of units sold of an estimated 6%.

Cost of Goods Sold

Our cost of goods sold increased by $11,428,000 or 17.1% in the fiscal year ended December 31, 2005 over the prior fiscal year, attributable primarily to increased units due to acquired sales. As a percentage of sales, cost of goods sold decreased from 59.9% to 57.7%. This decrease was primarily attributable to the impact of Green’s higher margins on consolidated results. Green produced a gross profit of 47.5%, compared to a gross profit of 41.7% for the NDX Laboratories. Green’s scale of operations within a single location provides efficiencies in overhead costs and greater labor productivity, offset by higher materials costs due to product mix variables. Labor productivity improvements as a percentage of sales helped improve our gross margin, offsetting increases in employee health insurance costs. As a percentage of sales, labor and related benefits declined from 37.6% in 2004 to 36.3% in 2005. Green’s labor costs of 30.5% lowered the overall percentage and the portion attributable to NDX Laboratories declined to 37.0%.

The cost of raw materials as a percentage of sales declined from 14.3% in 2004 to 13.7% in 2005. During the fourth quarter of 2005, the cost of precious metals, including gold and palladium which are components of many dental alloys, increased approximately 15% and 25%, respectively, over costs experienced in the prior nine months. Although we are able to pass metal cost increases on to our customers, prolonged higher metal costs will have a negative impact on gross profit percentages.

Selling, General and Administrative Expenses

Operating expenses, which consist of selling, delivery and administrative expenses both at the laboratory and corporate level, increased by $8,973,000 or 25.1% in the year ended December 31, 2005 compared to 2004. Operating expenses increased as a percentage of net sales from 32.0% in 2004 to 32.9% in 2005. As a percentage of sales, administrative, delivery and selling expenses in 2005 were materially consistent with 2004. The largest increases were related to administrative expenses at the corporate level and increased laboratory incentive compensation resulting from improved earnings performance. The increase of $8,973,000 was primarily attributable to the following increases, offset by a decrease in trade name impairment expense of $130,000:

•	additional operating and amortization expense associated with acquisitions completed in 2005 — $4,970,000;

•	increases in salaries and benefits at the corporate and lab level, in part due to the addition of financial and management staff and increases in health insurance — $1,170,000;

•	increases in consulting expenses and professional fees, including audit and compliance costs — $651,000;

•	increases in laboratory incentive compensation as a result of improved laboratory profit performance — $542,000;

•	increases in depreciation and maintenance costs related to computer systems and software — $232,000;

•	increases in bad debt expense associated with credit risk in our receivables portfolio — $206,000;

•	increases in training and recruiting expenses — $130,000; and

•	increases in delivery costs, including additional salaries and cost increases related to higher fuel prices — $715,000.

Operating Income

As a result of the above factors, our operating income increased by $3,689,000 to $12,734,000 for the year ended December 31, 2005 from $9,045,000 for the prior year. As a percentage of net sales, operating income increased from 8.1% in 2004 to 9.4% in 2005.

Interest Expense

Net interest increased $623,000 from $42,000 in 2004 to $665,000 in 2005, primarily as a result of a bank borrowings to fund the acquisition of Green.

Provision for Income Taxes

The provision for income taxes increased by $895,000 to $4,334,000 in 2005 from $3,439,000 in 2004. The 40.0% effective tax rate for fiscal year 2004 decreased to 37.9% for fiscal year 2005. The decrease in effective tax rate for 2005 was due in part to recognition of lower federal tax expense resulting from the domestic manufacturing tax credit provisions of the American Jobs Creation Act of 2004.

Net Income

As a result of all the factors discussed above, net income increased $1,930,000 to $7,089,000 or $1.27 per share on a diluted basis in 2005 from $5,159,000 or $0.94 per share on a diluted basis in 2004.

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

Provision for Income Taxes

The provision for income taxes decreased by $167,000 to $3,439,000 in 2004 from $3,606,000 in 2003. The 38.5% effective tax rate for fiscal 2003 increased to 40.0% for fiscal 2004. The effective tax rate for 2003 was lower due to the finalization of certain permanent tax benefits.

Net Income

As a result of all the factors discussed above, net income decreased $598,000 to $5,159,000 or $0.94 per share on a diluted basis in 2004 from $5,757,000 or $1.10 per share on a diluted basis in 2003.

Critical Accounting Policies

Financial Reporting Release No. 60 as released by the SEC requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. The preparation of our consolidated financial statements requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of expenses during the reporting period. A summary of certain of our significant accounting policies is presented below.

Summary of Significant Accounting Policies

Revenue Recognition

Revenue is recognized upon transfer of title and risk of loss, generally as the dentists’ orders are shipped. Commencing in the fourth quarter of fiscal 2005, we have recorded shipping and handling fees charged to customers as revenues in accordance with EITF 00-10 “Accounting for Shipping and Handling Fees and Costs.” Prior to the fourth quarter, these fees were recorded as a reduction to selling, general and administrative expenses. The effect of recording these fees as reductions to selling general and administrative expenses was not material. Shipping and handling costs totaled approximately $8,354,000 in fiscal 2003, $9,209,000 in fiscal 2004 and $10,852,000 in fiscal 2005, and are included in selling, general and administrative expense.

Goodwill and Other Indefinite-Lived Intangible Assets Not Subject to Amortization

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142 “Goodwill and Other Intangible Assets” (“SFAS 142”), goodwill amortization ceased on December 31, 2001. We continually evaluate whether events and circumstances have occurred that indicate that the value of goodwill has been impaired. In accordance with SFAS No. 142, goodwill is evaluated for possible impairment on an annual basis, based on a two-step process. The first step is to compare the fair value of the reporting unit to its carrying amount to determine if there is potential impairment. The second step, used to measure the amount of impairment loss, compares the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. In accordance with SFAS No. 142, the reporting unit is an operating segment or one level below an operating segment (referred to as a component). We view the individual laboratories as reporting units. We determine fair value using factors based on revenue and operating margins. In the second quarter of 2003, 2004 and 2005 we completed the impairment testing and determined that no impairment existed.

Additionally, we also recognize the existence of value in trade names acquired in business combinations and believe the useful life of this intangible to be indefinite. Accordingly, trade names are also evaluated for impairment on an annual basis using a single-step method in accordance with SFAS No. 142. Impairment charges related to trade names are recognized when the fair value is less than the carrying value of the asset. Impairment charges related to trade names were recorded in the year ended December 31, 2004 in the amount of $140,000, of which $77,000, an immaterial amount, relates to prior periods. Impairment charges of $10,000 were recorded in the year ended December 31, 2005. Trade name impairment charges generally result from a decline in forecasted revenue at specific laboratories in comparison to revenue forecasts used in previous valuation calculations.

Intangible Assets Subject to Amortization

We follow the applicable accounting pronouncements — specifically SFAS No. 141 “Business Combinations” and Emerging Issues Task Force Abstract 02-17 “Recognition of Customer Relationship Intangible Assets Acquired in a Business Combination” (“EITF 02-17”), in accounting for purchase business combinations. Non-competition agreements and customer relationship intangibles arising from dental laboratory acquisitions are amortized over their useful lives. The acquisition date fair value of non-competition agreements are deferred and amortized over their economic useful lives, in accordance with the terms of the agreements, ranging from 2 to 15 years. The acquisition date fair value associated with acquired customer relationships are amortized over their estimated economic useful life, ranging from 9 to 12 years.

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

Depreciation expense totaled approximately $1,630,000 in fiscal 2003, $1,888,000 in fiscal 2004, and $2,372,000 in fiscal 2005.

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

  Stock-Based Compensation

Effective January 1, 1996, we adopted the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” In December 2004 the FASB issued SFAS No. 123 (revised 2004), “Share Based Payment”. We have elected to continue to account for employee stock options at intrinsic value, in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” with disclosure of the effects of fair value accounting on net income and earnings per share on a pro forma basis for the years ended December 31, 2003, 2004 and 2005. We reduced new option grants in 2003 and did not grant any options in 2004 or 2005.

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

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment”. SFAS No. 123R supersedes APB Opinion No. 25, which requires recognition of an expense when goods or services are provided. SFAS No. 123R requires the determination of the fair value of the share-based compensation at the grant date and the recognition of the related expense over the period in which the share-based compensation vests. SFAS No. 123R permits two transition methods, the modified prospective method or the modified retrospective method. We will adopt SFAS No. 123R using the modified prospective method and will not adjust our prior financial statements. Under this method we will apply the provisions of SFAS No. 123R on new awards granted after adoption of SFAS No. 123R and unvested awards granted after December 15, 1994. Based on pro-forma financial information previously prepared for SFAS No. 123 disclosures, we expect the impact of SFAS No 123R to be immaterial as it relates to currently outstanding options. We will continue to assess the impact SFAS No. 123R and have deferred making additional grants pending this resolution.

On October 22, 2004, the President signed the American Jobs Creation Act of 2004 (the “Act”). The Act provides a deduction for income from qualified domestic production activities, which will be phased in from 2005 through 2010. In return, the Act also provides for a two-year phase-out of the existing extra-territorial income exclusion (ETI) for foreign sales that was viewed to be inconsistent with international trade protocols by the European Union. We expect the net effect of the phase out of the ETI and the phase in of this new deduction to result in a decrease in the effective tax rate for fiscal years 2005 and 2006 of approximately 1 percentage- point, based on current earnings levels. In the long-term, our management expects that the new deduction will result in a decrease of the annual effective tax rate by an amount up to 3 percentage-points based on current earnings levels.

Under the guidance in FASB Staff Position No. FAS 109-1, Application of SFAS No. 109, “Accounting for Income Taxes,” to the Tax Deduction on Qualified Production Activities Provided by the Act, the deduction will be treated as a “special deduction” as described in SFAS No. 109. As such, the special deduction has no effect on deferred tax assets and liabilities existing at the enactment date. Rather, the impact of this deduction will be reported in the period in which the deduction is claimed on our tax return.

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

At December 31, 2005, we had variable rate debt of $18.7 million. Based on this amount, the earnings and cash flows impact for the next year resulting from a one percentage point increase in interest rates would be approximately $116,000, net of tax, holding other variables constant.

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

	Three Months Ended
	March 31,	June 30,	Sept. 30,	Dec. 31,	March 31,	June 30,	Sept. 30,	Dec. 31,
	2004	2004	2004	2004	2005	2005	2005	2005
	(Dollars in thousands except per share data)

Net sales	$27,928	$28,831	$27,395	$27,599	$31,946	$36,214	$33,344	$34,339
Gross profit	$11,598	$12,002	$10,660	$10,540	$13,928	$15,978	$13,544	$14,013
Gross margin	41.5%	41.6%	38.9%	38.2%	43.6%	44.1%	40.6%	40.8%
Operating income	$2,713	$3,485	$1,682	$1,165	$3,164	$4,650	$2,506	$2,414
Operating margin	9.7%	12.1%	6.1%	4.2%	9.9%	12.8%	7.5%	7.0%
Net income	$1,581	$2,022	$935	$621	$1,779	$2,588	$1,378	$1,344
Net income per diluted share	$0.29	$0.37	$0.17	$0.11	$0.32	$0.47	$0.25	$0.24

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We carried out an evaluation, with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of December 31, 2005. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applied its judgment in evaluation of the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2005, our disclosure controls and procedures, as defined in the Securities Exchange Act (the “Exchange Act”) Rules 13a-15(e) and 15d-15(e), were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and such information is accumulated and communicated to management, including the CEO and CFO, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we carried out an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2005 based on the Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based upon this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2005.

National Dentex Corporation acquired Wornson-Polzin Dental Laboratory Inc. (“Wornson”) on February 1, 2005 and Green Dental Laboratories, Inc. (“Green”) on March 1, 2005. These entities were acquired in purchase business combinations during 2005 and were excluded from management’s assessment as of December 31, 2005. Wornson had total assets of $3,542,000 and revenues of $2,917,000 and Green had total assets of $26,889,000 and revenues of $14,513,000, and these amounts were included in the consolidated financial statements of National Dentex Corporation and subsidiaries as of and for the year ended December 31, 2005.

PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited our financial statements included in this Annual Report on Form 10-K, has also audited management’s assessment of the effectiveness of our internal control over financial reporting and the effectiveness of internal control over financial reporting as of December 31, 2005, as stated in their report which is included herein.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

The information required by this Item is contained in our proxy statement for the annual meeting of stockholders scheduled to be held on May 16, 2006, which we plan to file with the SEC on or about March 27, 2006, but in no event later than 120 days after the end of our fiscal year ended December 31, 2005 (the “2006 Proxy Statement”). Such information is hereby incorporated by reference.

We have adopted a written code of business conduct and ethics that applies to all our directors, officers and employees, a copy of which is located on the Investor Relations page of our website which is located at www.nationaldentex.com. We intend to disclose any amendments to, or waivers from, our code of business conduct and ethics on that same page of our website.

Item 11.	Executive Compensation

The information required by this item will be included in our 2006 Proxy Statement and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required by this item will be included in our 2006 Proxy Statement and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions

The information required by this item will be included in our 2006 Proxy Statement and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The response to this item will be contained in our 2006 Proxy Statement under the caption “Independent Auditors Fees and Other Matters”, and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) 1. Financial statements:

For a listing of consolidated financial statements which are included in this Report, see page F-1.

2. Financial Statement Schedules:

All schedules for which provision is made under Item 15(a)(2) are inapplicable and, therefore, have been omitted.

3. Exhibits:

The exhibits listed in the Exhibit Index immediately preceding the exhibits are filed as part of this Annual Report on Form 10-K and are incorporated herein by reference.

(b) Exhibits:

The exhibits listed in the Exhibit Index immediately preceding the exhibits are filed as part of this Annual Report on Form 10-K and are incorporated herein by reference.

(c) Financial Statement Schedules:

Included in Item 15(a)(2) above.

NATIONAL DENTEX CORPORATION

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

Page

Financial Statements:
The consolidated financial statements of National Dentex Corporation included herein are as listed below:
Report of Independent Registered Public Accounting Firm — PricewaterhouseCoopers LLP	F-2
Consolidated Balance Sheets as of December 31, 2004 and 2005	F-4
Consolidated Statements of Income for each of the three years in the period ended December 31, 2005	F-5
Consolidated Statements of Stockholders’ Equity for each of the three years in the period ended December 31, 2005	F-6
Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2005	F-7
Notes to Consolidated Financial Statements	F-8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of National Dentex Corporation:

We have completed integrated audits of National Dentex Corporation’s 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005 and an audit of its 2003 financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of National Dentex Corporation and its subsidiaries at December 31, 2005 and December 31, 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control over Financial Reporting, appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

As described in Management’s Report on Internal Control over Financial Reporting, management has excluded Green Dental Laboratories, Inc. (“Green”) and Wornson-Polzin Dental Laboratory, Inc. (“Wornson”) from its assessment of internal control over financial reporting as of December 31, 2005 because they were acquired by the Company in purchase business combinations during 2005. Green and Wornson are operating segments whose total assets represent $26,899,000 and $3,542,000, respectively, and total revenues represent $14,513,000 and $2,917,000, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2005.

/s/  PricewaterhouseCoopers LLP

Boston, Massachusetts
March 16, 2006

NATIONAL DENTEX CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2004	2005

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,215,742	$401,251
Accounts receivable:
Trade, less allowance of $181,000 in 2004 and $300,000 in 2005	12,299,033	14,468,140
Other	692,910	595,481
Inventories	5,838,898	6,700,283
Prepaid expenses	2,479,939	3,127,157
Deferred tax asset	—	8,646
Property held for sale	—	508,596

Total current assets	23,526,522	25,809,554

PROPERTY, PLANT AND EQUIPMENT:
Land and buildings	6,672,945	8,531,337
Leasehold and building improvements	7,217,877	10,433,008
Laboratory equipment	12,265,565	15,331,829
Furniture and fixtures	5,056,849	6,170,476

	31,213,236	40,466,650
Less — Accumulated depreciation and amortization	16,027,568	16,854,004

Net property, plant and equipment	15,185,668	23,612,646

OTHER ASSETS, net:
Goodwill	30,384,978	48,242,149
Trade names	2,940,000	5,644,443
Customer relationships	2,598,531	5,718,864
Non-competition agreements	2,724,401	2,656,329
Other assets	4,470,568	5,435,025

Total other assets	43,118,478	67,696,810

Total assets	$81,830,668	$117,119,010

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Revolving line of credit	$2,000,000	—
Current portion of long-term debt	—	$2,840,621
Accounts payable	2,318,632	3,449,227
Accrued liabilities:
Payroll and employee benefits	3,781,976	5,505,811
Current portion of deferred acquisition costs	745,261	1,338,224
Other accrued expenses	798,785	1,549,703
Deferred tax liability, current	131,878	—

Total current liabilities	9,776,532	14,683,586

LONG-TERM LIABILITIES:
Long-term obligations, less current portion	—	15,860,133
Deferred Compensation	2,461,726	2,956,417
Deferred acquisition costs	112,384	2,052,630
Deferred tax liability, non-current	2,596,641	5,492,163

Total long-term liabilities	5,170,751	26,361,343

COMMITMENTS AND CONTINGENCIES (Note 8)
STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value
Authorized — 500,000 shares
None issued and outstanding	—	—
Common stock, $.01 par value
Authorized — 8,000,000 shares
Issued and Outstanding — 5,263,798 shares at December 31, 2004 and 5,411,463 shares at December 31, 2005	52,638	54,114
Paid-in capital	13,502,786	15,603,188
Retained earnings	53,327,961	60,416,779

Total stockholders’ equity	66,883,385	76,074,081

Total liabilities and stockholders’ equity	$81,830,668	$117,119,010

The accompanying notes are an integral part of these consolidated financial statements.

NATIONAL DENTEX CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended
	December 31,	December 31,	December 31,
	2003	2004	2005

Net sales	$99,273,550	$111,752,547	$135,842,674
Cost of goods sold	59,533,766	66,952,585	78,380,380

Gross profit	39,739,784	44,799,962	57,462,294
Selling, general and administrative expenses	30,101,751	35,755,242	44,728,227

Operating income	9,638,033	9,044,720	12,734,067
Other expense	295,606	404,343	646,436
Interest income (expense)	20,558	(42,324)	(665,108)

Income before provision for income taxes	9,362,985	8,598,053	11,422,523
Provision for income taxes	3,605,940	3,439,221	4,333,705

Net income	$5,757,045	$5,158,832	$7,088,818

Net income per share — basic	$1.12	$0.99	$1.33

Net income per share — diluted	$1.10	$0.94	$1.27

Weighted average shares outstanding — basic	5,130,659	5,186,589	5,333,597

Weighted average shares outstanding — diluted	5,216,022	5,465,106	5,601,441

The accompanying notes are an integral part of these consolidated financial statements.

NATIONAL DENTEX CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock
	Number of	$.01 Par	Paid-in	Retained	Treasury
	Shares	Value	Capital	Earnings	Stock	Total

BALANCE, December 31, 2002	5,497,814	$36,652	$16,643,963	$42,430,900	$(5,165,544)	$53,945,971
Issuance of 14,190 shares of common stock under the stock option plans	14,190	95	128,483		—	128,578
Issuance of 24,529 shares of common stock under the employee stock purchase program	24,529	164	260,496		—	260,660
Net income	—	—	—	5,757,045	—	5,757,045
Issuance of 3,892 shares of treasury stock as director’s fees	—	—	1,401	—	46,606	48,007

BALANCE, December 31, 2003	5,536,533	36,911	17,034,343	48,187,945	(5,118,938)	60,140,261
Issuance of 84,553 shares of common stock under the stock option plans	84,553	575	1,064,262		—	1,064,837
Issuance of 27,236 shares of common stock under the employee stock purchase program	27,236	181	285,171		—	285,352
Tax benefit associated with exercise of stock options			139,143			139,143
Three-for-two stock split, including fractional shares paid out	(125)	18,815		(18,816)		(1)
Net income	—	—	—	5,158,832	—	5,158,832
Issuance of 5,008 shares of treasury stock as director’s fees			34,992	—	59,969	94,961
Treatment of 384,399 shares of treasury stock as unissued shares	(384,399)	(3,844)	(5,055,125)	—	5,058,969	—

BALANCE, December 31, 2004	5,263,798	52,638	13,502,786	53,327,961	—	66,883,385

Issuance of 122,341 shares of common stock under the stock option plans	122,341	1,223	1,508,274		—	1,509,497
Issuance of 21,526 shares of common stock under the employee stock purchase program	21,526	215	332,832		—	333,047
Tax benefit associated with exercise of stock options			187,362			187,362
Net income	—	—	—	7,088,818	—	7,088,818
Issuance of 3,798 shares of common stock as director’s fees	3,798	38	71,934	—	—	71,972

BALANCE, December 31, 2005	5,411,463	$54,114	$15,603,188	$60,416,779	$	$76,074,081

The accompanying notes are an integral part of these consolidated financial statements.

NATIONAL DENTEX CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended
	December 31,	December 31,	December 31,
	2003	2004	2005

Cash flows from operating activities:
Net income	$5,757,045	$5,158,832	$7,088,818
Adjustments to reconcile net income to net cash provided by operating activities, net of effects of acquisitions:
Depreciation and amortization	2,383,260	3,131,697	3,939,664
Loss on disposal of property, plant and equipment	32,724	14,645	105,398
(Benefit) provision for deferred income taxes	(118,867)	739,111	(487,414)
Impairment of long-lived assets	—	140,000	10,000
Tax benefit associated with exercise of stock options	—	139,143	187,362
Issuance of common stock as director’s fees	48,007	94,961	71,972
Provision (benefit) for bad debts	152,097	(40,817)	163,134
Losses on write-down of inventories	—	—	36,399
Changes in operating assets and liabilities, net of effects of acquisitions:
Increase in accounts receivable	(332,991)	(508,070)	(462,076)
(Increase) decrease in inventories	(103,962)	315,824	(146,854)
Decrease (increase) in prepaid expenses	478,938	(777,307)	(602,853)
(Increase) decrease in other assets	(108,980)	(1,214,934)	34,596
(Decrease) increase in accounts payable and accrued liabilities	(414,018)	636,229	2,819,403

Net cash provided by operating activities	7,773,253	7,829,314	12,757,549

Cash flows from investing activities:
Payment for acquisitions, net of cash acquired	(7,306,153)	(3,679,492)	(23,456,720)
Payment of deferred purchase price	(1,491,619)	(3,249,189)	(1,575,780)
Premiums paid for life insurance policies	(589,784)	(607,652)	(504,425)
Additions to property, plant and equipment, net	(2,747,899)	(3,262,898)	(7,578,413)

Net cash used in investing activities	(12,135,455)	(10,799,231)	(33,115,338)

Cash flows from financing activities:
Borrowings of revolving line of credit	—	2,000,000	—
Repayments of revolving line of credit		—	(2,000,000)
Borrowings of long-term debt	—	—	19,884,346
Repayments of long-term debt	—	—	(1,183,592)
Net proceeds from issuance of common stock	389,238	1,350,188	1,842,544

Net cash provided by financing activities	389,238	3,350,188	18,543,298

Net (decrease) increase in cash and cash equivalents	(3,972,964)	380,271	(1,814,491)
Cash and cash equivalents at beginning of period	5,808,435	1,835,471	2,215,742

Cash and cash equivalents at end of period	$1,835,471	$2,215,742	$401,251

Supplemental disclosures of cash flow information:
Interest paid (net of capitalized interest of $109,000 in 2005)	$11,184	$51,012	$689,118

Income taxes paid	$2,718,140	$3,734,480	$4,289,112

Supplemental schedule of non-cash investing and financing activities:
The Company purchased the operations of certain dental laboratories in 2003 2004 and 2005.
In connection with these acquisitions, liabilities were assumed as follows:
Fair value of assets acquired including acquired cash	$10,477,000	$5,773,000	$32,083,000
Cash purchase price	(8,255,000)	(4,319,000)	(24,582,000)
Deferred purchase price at date of acquisition	(375,000)	(544,000)	(2,444,000)

Liabilities assumed	$1,847,000	$910,000	$5,057,000

The accompanying notes are an integral part of these consolidated financial statements.

NATIONAL DENTEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005

(1)	Organization

National Dentex Corporation (the “Company”) owned and operated 41 full-service dental laboratories and four branch laboratories in 30 states throughout the United States as of December 31, 2005. Working from dentists’ work orders, the Company’s dental laboratories custom design and fabricate dentures, crowns and fixed bridges, and other dental prosthetic appliances.

(2)	Summary of Significant Accounting Policies

Principles of Consolidation

The Company follows the guidance established in FASB Interpretation No. 46, “Consolidation of Variable Interest Entities”, in presenting the consolidated financial statements. The consolidated financial statements include all operations of the Company. Acquisitions are reflected from the date acquired by the Company (see Note 3) to December 31, 2005. All significant inter-company balances and transactions have been eliminated in consolidation.

Revenue Recognition

Revenue is recognized upon transfer of title and risk of loss, generally as the dentists’ orders are shipped. Commencing in the fourth quarter of fiscal 2005, the Company has recorded shipping and handling fees charged to customers as revenues in accordance with EITF 00-10 “Accounting for Shipping and Handling Fees and Costs”. Prior to the fourth quarter, these fees were recorded as a reduction to selling, general and administrative expenses. The effect of recording these fees as reductions to selling general and administrative expenses was not material. Shipping and handling costs totaling approximately $8,354,000, $9,209,000 and $10,852,000 for the years ended December 31, 2003, 2004 and 2005, respectively, are included in selling, general and administrative expense.

Goodwill and Other Indefinite-Lived Intangible Assets Not Subject to Amortization

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, goodwill amortization ceased on December 31, 2001. The Company continually evaluates whether events and circumstances have occurred that indicate that the value of goodwill has been impaired. In accordance with SFAS No. 142, goodwill is evaluated for possible impairment on an annual basis, based on a two-step process. The first step is to compare the fair value of the reporting unit to its carrying amount to determine if there is potential impairment. The second step, used to measure the amount of impairment loss, compares the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. In accordance with SFAS No. 142, the reporting unit is an operating segment or one level below an operating segment (referred to as a component). The Company views the individual laboratories as reporting units. The Company determines fair value using factors based on revenue and operating margins. In the second quarters of 2003, 2004 and 2005 the Company completed the impairment testing and determined that no impairment existed.

Additionally, the Company also recognizes the existence of value in trade names acquired in business combinations and believes the useful life of this intangible to be indefinite. Accordingly, trade names are also evaluated for impairment on an annual basis using a single step method in accordance with SFAS No. 142. Impairment charges related to trade names are recognized when the fair value is less than the carrying value of the asset. Impairment charges related to trade names were recorded in the amount of $140,000 and $10,000 for the years ended December 31, 2004 and 2005, respectively. Trade name impairment charges generally result from a decline in forecasted revenue at specific laboratories in comparison to revenue forecasts used in previous valuation calculations.

Intangible Assets Subject to Amortization

The Company follows the applicable accounting pronouncements — specifically SFAS No. 141 Business Combinations and Emerging Issues Task Force Abstract 02-17 Recognition of Customer Relationship Intangible

NATIONAL DENTEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Assets Acquired in a Business Combination in accounting for purchase business combinations. Non-competition agreements and customer relationship intangibles arising from dental laboratory acquisitions are amortized over their useful lives. The acquisition date fair value of non-competition agreements are deferred and amortized over their economic useful lives, in accordance with the terms of the agreements, over 2 to 15 years. The acquisition date fair value associated with acquired customer relationships are amortized over their estimated useful life, over 9 to 12 years.

Advertising and Promotional Costs

Advertising, promotional and marketing costs are charged to earnings in the period in which they are incurred, in accordance with AICPA Statement of Position (SOP) 93-7, “Reporting on Advertising Costs.” These costs were approximately $1,116,000, $1,148,000 and $1,252,000 for the years ended December 31, 2003, 2004 and 2005, respectively.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with maturities of 90 days or less to be cash equivalents. The Company has cash investments including overnight repurchase agreements with financial institutions in excess of the $100,000 insured limit of the Federal Deposit Insurance Corporation.

Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable are recorded at the invoiced amount. Service charges are assessed on balances 60 days past due. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in its existing accounts receivable. The Company determines the allowance based on historical write-off experience. The Company reviews its allowance for doubtful accounts monthly. Past due balances over 90 days and over a specified amount are reviewed individually for collectibility. All other balances are reviewed on a pooled basis by type of receivable. Account balances are charged off against the allowance when the Company feels it is probable the receivable will not be recovered. The Company does not have any off-balance-sheet credit exposure related to its customers.

Receivables consist of the following at December 31, 2004 and 2005:

	2004	2005

Trade	$12,480,214	$14,767,921
Allowance for doubtful accounts	(181,181)	(299,781)
Employee	106,843	76,739
Other	586,067	518,742

Total Receivables	$12,991,943	$15,063,621

Following are the changes in the allowance for doubtful accounts during the years ended December 31, 2003, 2004 and 2005:

	Balance at	Charged to		Acquired in	Balance at
	Beginning	Costs and		Purchase Business	End of
	of Period	Expenses	Write-offs	Combinations	Period

Allowance for Doubtful Accounts:
December 31, 2003	$306,966	$157,811	$152,097	$—	$312,680
December 31, 2004	312,680	(40,817)	90,682	—	181,181
December 31, 2005	181,181	163,134	138,534	94,000	299,781

NATIONAL DENTEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Inventories

Inventories consist of the following:

	December 31, 2004	December 31, 2005

Raw Materials	$4,804,115	$5,482,280
Work in Process	861,984	995,111
Finished Goods	172,799	222,892

	$5,838,898	$6,700,283

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

Gains and losses are recognized upon the disposal of property and equipment, and the related accumulated depreciation and amortization are removed from the accounts. Maintenance, repairs and betterments that do not enhance the value of or increase the life of the assets are charged to operations as incurred. The Company follows SFAS No. 34 “Capitalization of Interest Cost” (“SFAS No. 34”). Under SFAS No. 34, interest costs, if incurred, should be capitalized as part of the cost of acquiring or constructing qualifying assets. The Company had two qualifying assets which required a period of time to make ready for their intended use. Capitalized interest which is classified as Leasehold and Building Improvements totaled approximately $109,000 for the year ended December 31, 2005.

Depreciation expense totaled approximately $1,630,000, $1,888,000 and $2,372,000 for the years ended December 31, 2003, 2004 and 2005, respectively.

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

NATIONAL DENTEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Stock Split

The Company effected a three-for-two stock split in the form of a stock dividend on its common stock paid on December 31, 2004 to stockholders of record on December 20, 2004. Stockholder’s equity has been adjusted to give retroactive recognition to the stock split for all periods presented by reclassifying from retained earnings to common stock the par value of the additional shares arising from the split. In addition, all references in the financial statements and notes to number of shares, per share amounts, stock option data and market prices have been adjusted to reflect this stock split.

Earnings Per Share

In accordance with the disclosure requirements of SFAS No. 128, “Earnings per Share,” basic earnings per share is computed by dividing net income by the weighted average number of shares outstanding and diluted earnings per share reflects the dilutive effect of stock options. The weighted average number of shares outstanding, the dilutive effects of outstanding stock options and the shares under option plans that were anti-dilutive for the years ended December 31, 2003, 2004 and 2005 are as follows:

	Years Ended December 31,
	2003	2004	2005

Weighted average number of shares used in basic earnings per share calculation	5,130,659	5,186,589	5,333,597
Incremental shares under option plans	85,363	278,517	267,844

Weighed average number of shares used in diluted earnings per share calculation	5,216,022	5,465,106	5,601,441

Shares under option plans excluded in computation of diluted earnings per share due to antidilutive effects	379,147	NONE	NONE

Stock-Based Compensation

Effective January 1, 1996, the Company adopted the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, as amended by SFAS No. 148, “Accounting for Stock Based Compensation”. The Company has elected to continue to account for employee stock options at intrinsic value, in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” with disclosure of the effects of fair value accounting on net income and earnings per share on a pro forma basis for the years ended December 31, 2003, 2004 and 2005. Had compensation costs for the Company’s 1992 Long-Term Incentive Plan (the “LTIP”), 2001 Stock Plan and 1992 Employees’ Stock Purchase Plan (the “Stock Purchase

NATIONAL DENTEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Plan”) been determined consistent with SFAS No. 123, the Company’s net income and earnings per share would have been reduced to the following pro forma amounts:

	Years Ended December 31,
	2003	2004	2005

Net income, as reported:	$5,757,045	$5,158,832	$7,088,818
Stock-based employee compensation expense included in reported net income	—	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	196,840	156,554	80,149

Pro forma net income	$5,560,205	$5,002,278	$7,008,669

Earnings per share:
As reported, basic	$1.12	$.99	$1.33
Pro forma, basic	1.08	.96	1.31
As reported, diluted	1.10	.94	1.27
Pro forma, diluted	1.07	.92	1.25

In calculating the pro forma information set forth above, the fair value of each option grant under the LTIP, the 2001 Stock Plan and the Stock Purchase Plan is estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2005, 2004 and 2003, respectively.

	Risk-Free	Weighted Average	Expected	Expected
Year Ended	Interest Rate	Expected Life	Volatility	Dividends

December 31, 2005	1.61%	1.0 Years	26.77%	None
December 31, 2004	1.04%	1.0 Years	27.17%	None
December 31, 2003	1.04% to 2.07%	1.8 Years	28.03% to 28.28%	None

Treasury Stock Purchases, Elimination & Reclassification

The Company has implemented a stock repurchase program as approved by the Company’s Board of Directors. The program authorizes the purchase of up to 300,000 shares of common stock in open market or privately negotiated transactions, subject to market conditions. In 2003 and 2004 there were no common stock repurchases; however the Company issued 3,892 shares from treasury stock in payment of directors’ fees in 2003 and 5,008 shares in 2004. There are currently 206,700 shares remaining that may be repurchased in future years.

Effective July 1, 2004, companies incorporated in Massachusetts became subject to Chapter 156D of the Massachusetts Business Corporation Act, provisions of which eliminate the concept of treasury stock and provide that shares reacquired by a company are to be treated as authorized but unissued shares. Effective for the quarter ended September 30, 2005, the Company reclassified for the balance sheets presented shares previously classified as treasury shares as a reduction to issued shares of common stock, and, accordingly, adjusted the stated value of common stock and paid in capital. At December 31, 2004 and December 31, 2003 the Company had 384,399 shares at a cost of $5,058,969 previously classified as treasury stock.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and

NATIONAL DENTEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In March 2005, the Company acquired Green Dental Laboratories, Inc. of Heber Springs, Arkansas. Green is now the Company’s largest laboratory with expected sales for 2006 in excess of $16,000,000. In accordance with SFAS 131, the Company identified Green as a separate operating segment that did not meet the aggregation criteria of SFAS 131. As a result, the Company has two reportable segments. The accounting policies of this segment are consistent with those described for the consolidated financial statements in the summary of significant accounting policies.

Recent Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs — An Amendment of ARB No. 43, Chapter 4”, (“SFAS No. 151”). SFAS No. 151 amends the guidance in Accounting Research Bulletin (ARB) No. 43, Chapter 4, “Inventory Pricing,” (“ARB No. 43”) to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Among other provisions, the new rule requires that items such as idle facility expense, excessive spoilage, double freight, and rehandling costs be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal” as stated in ARB No. 43. Additionally, SFAS No. 151 requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005, and is required to be adopted by the Company effective January 1, 2006. The Company does not expect SFAS No. 151 to have a material impact on its consolidated results of operations or financial condition.

NATIONAL DENTEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment”, (“SFAS No. 123R”). SFAS No. 123R supersedes APB Opinion No. 25, which requires recognition of an expense when goods or services are provided. SFAS No. 123R requires the determination of the fair value of the share-based compensation at the grant date and the recognition of the related expense over the period in which the share-based compensation vests. SFAS No. 123R permits two transition methods, the modified prospective method or the modified retrospective method. The Company will adopt SFAS No. 123R using the modified prospective method and will not adjust our prior financial statements. Under this method the Company will apply the provisions of SFAS No. 123R on new awards granted after adoption of SFAS No. 123R and unvested awards granted after December 15, 1994. Based on pro-forma financial information previously prepared for SFAS No. 123 disclosures in this Form 10K, the Company expects the impact of the adoption of SFAS No. 123R to be immaterial. The Company will continue to assess the impact SFAS No. 123R will have on any future grants.

On October 22, 2004, the President signed the American Jobs Creation Act of 2004 (the “Act”). The Act provides a deduction for income from qualified domestic production activities, which will be phased in from 2005 through 2010. In return, the Act also provides for a two-year phase-out of the existing extra-territorial income exclusion (ETI) for foreign sales that was viewed to be inconsistent with international trade protocols by the European Union. The Company expects the net effect of the phase out of the ETI and the phase in of this new deduction to result in a decrease in the effective tax rate for fiscal years 2005 and 2006 of approximately 1 percentage-point, based on current earnings levels. In the long-term, the Company expects that the new deduction will result in a decrease of the annual effective tax rate by an amount up to 3 percentage-points based on current earnings levels.

Under the guidance in FASB Staff Position No. FAS 109-1, Application of SFAS No. 109, “Accounting for Income Taxes,” to the Tax Deduction on Qualified Production Activities Provided by the Act, the deduction will be treated as a “special deduction” as described in SFAS No. 109. As such, the special deduction has no effect on deferred tax assets and liabilities existing at the enactment date. Rather, the impact of this deduction will be reported in the period in which the deduction is claimed on the Company’s tax return.

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

In addition, in certain transactions, the Company executes non-compete agreements with the former owners and other key employees. The fair value of these agreements is recognized in purchase accounting as an identifiable intangible asset and is amortized over the estimated economic life of the agreement. All acquisitions have been reflected in the accompanying consolidated financial statements from the date of acquisition and have been accounted for as purchase business combinations in accordance with SFAS No. 141, “Business Combinations”.

NATIONAL DENTEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During 2004, the Company acquired the following dental laboratory operations:

Acquisition	Form of Acquisition	Location	Period Acquired

Hamlett Dental Laboratory	Certain Assets	Holt, MI	April 2004
Dental Arts Laboratory of Dallas	Certain Assets	Dallas, TX	May 2004
G&S Dental Laboratory	Certain Assets	North Royalton, OH	July 2004
Loyd Dental Laboratory	Certain Assets	Indianapolis, IN	July 2004
Artisan Dental Studio	Certain Assets	Lakewood, CO	July 2004
D.H. Baker Dental Laboratory	All Outstanding Capital Stock	Traverse City, MI	August 2004
Crown and Glory Aesthetic Dental Laboratory	Certain Assets	Reisterstown, MD	November 2004

During 2005, the Company acquired the following dental laboratory operations:

Acquisition	Form of Acquisition	Location	Period Acquired

Wornson-Polzin Dental Laboratory	All Outstanding Capital Stock	Mankato, MN	February, 2005
Green Dental Laboratories	All Outstanding Capital Stock	Heber Springs, AR	March, 2005
Midtown-Brunswick Dental Laboratory	Certain Assets	Brunswick, ME	May, 2005

Effective March 1, 2005, the Company acquired all of the outstanding capital stock of Green Dental Laboratories, Inc. of Heber Springs, Arkansas (“Green”). Green reported sales in excess of $16,000,000 in its last fiscal year ended December 31, 2004. The cost of the acquisition, net of cash acquired, was approximately $22,325,000. In the first quarter of 2005, the total purchase price was tentatively allocated to the acquired assets and liabilities using historical allocation percentages. The allocation of purchase price has been finalized as of December 31, 2005.

Effective February 1, 2005, the Company acquired all of the outstanding capital stock of Wornson-Polzin Dental Laboratory, Inc. of Mankato, Minnesota . Effective May 1, 2005, the Company acquired certain assets of Midtown Brunswick Dental Laboratory, Inc. of Brunswick, Maine. The total purchase price for these acquisitions was not material to the consolidated financial statements and has been allocated to the acquired assets and liabilities based on estimates of their fair values.

NATIONAL DENTEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

These acquisitions have been reflected in the accompanying consolidated financial statements from the dates of acquisition, and have been accounted for as purchases in accordance with SFAS No. 141, “Business Combinations.” The total purchase price has been allocated to the acquired assets and liabilities based on estimates of their related fair values. The total purchase price was allocated as follows as of December 31, 2004 and 2005:

	Year Ended December 31, 2004			Year Ended December 31, 2005
	D.H. Baker			Green
	Dental		Total	Dental		Total
	Laboratory	All Other*	Acquired	Laboratories	All Other*	Acquired

Total Purchase Price	$3,983,000	$880,000	$4,863,000	$23,443,000	$3,583,000	$27,026,000
Less Fair Market Values Assigned to
Tangible Assets and Liabilities:
Cash	632,000	—	632,000	1,118,000	8,000	1,126,000
Accounts receivable	480,000	49,000	529,000	1,418,000	606,000	2,024,000
Inventories	113,000	45,000	158,000	595,000	156,000	751,000
Property, plant and equipment	303,000	172,000	475,000	3,592,000	243,000	3,835,000
Other assets	8,000	—	8,000	36,000	264,000	300,000
Accounts payable	(100,000)	—	(100,000)	(496,000)	(28,000)	(524,000)
Accrued and other liabilities	(785,000)	(25,000)	(810,000)	(3,850,000)	(587,000)	(4,437,000)
Assumed long-term debt	—	—	—	(96,000)	—	(96,000)
Less Fair Market Values Assigned to Intangible Assets:
Customer relationships	800,000	—	800,000	2,900,000	699,000	3,599,000
Trade names	500,000	—	500,000	2,400,000	435,000	2,835,000
Non-compete agreements	200,000	572,000	772,000	618,000	275,000	893,000

Goodwill	$1,832,000	$67,000	$1,899,000	$15,208,000	$1,512,000	$16,720,000

*	Certain acquisitions were individually insignificant and are presented in the aggregate.

Certain acquisition agreements contain provisions for additional payments based on earnings goals. Contingent consideration associated with the above acquisitions at time of purchase was $1,100,000 and $900,000, respectively, for all 2004 and 2005 acquisitions. The entire 2004 amount was attributable to D.H. Baker Dental Laboratory. Payments are recorded as goodwill when they are determinable. Acquired goodwill of approximately $67,000 for acquisitions completed in 2004 are tax deductible over a fifteen-year period, as allowed under Internal Revenue Service Code Section 197. Acquired goodwill for acquisitions completed in 2005 is not tax deductible.

NATIONAL DENTEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following unaudited pro forma operating results of the Company assume the acquisitions of 2004 and 2005 had been made as of January 1, 2004. Such information includes adjustments to reflect additional depreciation, non-compete and customer relationship amortization and interest expense, and is not necessarily indicative of what the results of operations would actually have been or of the results of operations in future periods.

	Years Ended
	December 31,	December 31,
	2004	2005
	(Unaudited)

Net sales	$135,442,000	$139,032,000
Net income	7,411,000	7,409,000
Net income per share:
Basic	$1.43	$1.39
Diluted	$1.36	$1.32

(4)	Goodwill and Other Intangible Assets

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

The changes in the carrying amount of goodwill for the years ended December 31, 2004 and 2005 are as follows:

	Years Ended
	December 31, 2004	December 31, 2005

Balance as of January 1	$27,477,000	$30,385,000
Goodwill acquired during the year	1,899,000	16,720,000
Adjustments related to contingent consideration	814,000	1,132,000
Adjustments related to the finalization of preliminary purchase estimates	195,000	5,000

Balance as of December 31	$30,385,000	$48,242,000

The Company’s contingent laboratory purchase price liabilities subject to acquisition agreements that are tied to earnings performance, as defined in the purchase agreements, generally over a three year period are approximately $3,122,000. As the contingency is resolved, the payments are recorded as goodwill.

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

NATIONAL DENTEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Trade Names

Trade names as acquired are valued using a quantification of the income generated based on the recognition afforded by the trade name in the marketplace, using the relief-from-royalty valuation approach. Company practice is to use existing and acquired trade names in perpetuity, therefore there is no legal limit to their life and consequently they have been treated as indefinite-lived intangibles. While these assets are not subject to amortization, they are tested for impairment on an annual basis in accordance with SFAS No. 142. The Company uses the relief from royalty valuation approach at each fiscal year end to determine the value of the asset. Trade name impairment charges resulted from a decline in forecasted revenue at specific laboratories in comparison to revenue forecasts used in previous valuation calculations. In 2005, the Company recorded $10,000 in impairment charges. In 2004, the Company recorded $140,000 of impairment charges, of which $77,000, an immaterial amount, pertains to prior periods. Impairment charges are a component of selling, general and administrative expense.

The changes in the carrying amount of trade names for the years ended December 31, 2004 and 2005 are as follows:

	Years Ended
	December 31, 2004	December 31, 2005

Beginning of year	$2,580,000	$2,940,000
Trade names acquired during the year	500,000	2,835,000
Adjustments related to the finalization of preliminary purchase estimates	—	(121,000)

Trade Names	3,080,000	5,654,000
Less: Charged to Impairment Expense	(140,000)	(10,000)

Trade Names — End of year	$2,940,000	$5,644,000

Customer Relationships

Acquired dental laboratories have customer relationships in place with dentists within their market areas. Based on the criteria of EITF 02-17, the Company recognizes customer relationship assets when established relationships exist with customers through contract or other contractual relationships such as purchase orders or sales orders. Customer relationships are valued based on an analysis of revenue and customer attrition data and amortized over their useful life. The weighted-average amortization period for acquisitions completed in 2004 and 2005 was 9.0 years and 11.4 years, respectively. The amounts assigned to customer relationships are amortized on a straight-line basis over their useful lives. The Company has determined that the straight-line method is appropriate based on an analysis of customer attrition statistics.

	Years Ended
	December 31, 2004	December 31, 2005

Beginning of year	$2,143,000	$2,943,000
Customer relationships acquired during the year	800,000	3,599,000
Adjustments related to the finalization of preliminary purchase estimates	—	121,000

Customer Relationships, Gross	2,943,000	6,663,000
Less: Accumulated amortization	(345,000)	(944,000)

Customer Relationships, Net — End of year	$2,598,000	$5,719,000

NATIONAL DENTEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Amortization expense associated with customer relationships totaled approximately $345,000 and $599,000 for the years ended December 31, 2004 and 2005, respectively. Future amortization expense of the current customer relationship balance will be approximately:

2006	$679,000
2007	660,000
2008	660,000
2009	660,000
2010	660,000
Thereafter	2,400,000

$5,719,000

Non-competition Agreements

The Company has incurred certain deferred purchase costs relating to non-compete agreements with certain individuals, ranging over periods of 2 to 15 years, The weighted-average amortization period for acquisitions completed in 2004 and 2005 was 8.8 years and 10.7 years, respectively. The amounts assigned to non-competition agreements are amortized on a straight-line basis over the term of the agreement.

	Years Ended
	December 31,	December 31,
	2004	2005

Beginning of year	$8,349,000	$9,121,000
Non-competition agreements acquired during the year	772,000	893,000

Non-competition agreements, gross	9,121,000	10,014,000
Less: Accumulated amortization	(6,397,000)	(7,342,000)

Less: Adjustments related to the finalization of preliminary purchase estimates	—	(16,000)

Non-competition agreements, net	$2,724,000	$2,656,000

Amortization expense associated with non-competition agreements totaled approximately $761,000, $886,000 and $945,000 for the years ended December 31, 2003, 2004 and 2005, respectively.

Future amortization expense of non-competition agreements will be approximately:

2006	$823,000
2007	429,000
2008	260,000
2009	238,000
2010	229,000
Thereafter	677,000

$2,656,000

NATIONAL DENTEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(5)	Income Taxes

The following is a summary of the provision for income taxes:

	Years Ended
	December 31,	December 31,	December 31,
	2003	2004	2005

Federal —
Current	$3,058,568	$2,204,266	$3,797,588
Deferred	(101,037)	633,091	(253,942)

	2,957,531	2,837,357	3,543,646

State —
Current	666,239	495,844	838,069
Deferred	(17,830)	106,020	(48,010)

	648,409	601,864	790,059

	$3,605,940	$3,439,221	$4,333,705

Deferred income taxes are comprised of the following at December 31, 2004 and 2005:

	2004	2005

Deferred Tax Assets:
Non-compete agreements	$897,672	$1,025,603
Other liabilities	933,216	1,159,763
Vacation benefits	86,818	461,628
Inventory basis differences	45,178	182,118
Receivables basis differences	38,560	16,216
Other reserves	—	—

Total deferred tax assets	2,001,444	2,845,328

Deferred Tax Liabilities:
Depreciation differences	(1,131,242)	(1,923,275)
Intangible amortization differences	(3,296,287)	(5,754,253)
Other reserves	(302,434)	(651,317)

Total deferred tax liabilities	(4,729,963)	(8,328,845)

Net deferred tax asset/liability	$(2,728,519)	$(5,483,517)

During 2005, the Company’s marginal federal tax rate increased from 34% to 35%, as a result of taxable income in excess of $10,000,000. Accordingly, deferred tax assets and liabilities have been adjusted in accordance with SFAS No. 109. The effect of this adjustment was an increase of approximately $129,000 to the current year tax provision.

NATIONAL DENTEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation between the provision for income taxes computed at statutory rates and the amount reflected in the accompanying statements of income is as follows:

	Years Ended
	December 31,	December 31,	December 31,
	2003	2004	2005

Statutory federal income tax rate	34.0%	34.0%	35.0%
State income tax, net of federal income tax benefit	4.6	4.6	4.6
Other	(0.1)	1.4	(1.7)

Effective income tax rate	38.5%	40.0%	37.9%

(6)	Lines of Credit and Term Loan Facility

The Company executed a financing agreement (the “Agreement”) with Fleet National Bank, now known as Bank of America, N.A. (the “Bank”). The Agreement, dated June 30, 2004, included a revolving line of credit of $5,000,000 and a revolving acquisition line of credit of $20,000,000. The interest rate on both revolving lines of credit was the prime rate or, at the Company’s option, the London Interbank Offered Rate (“LIBOR”) or a cost of funds rate plus a range of .75% to 1.5% depending on the ratio of total liabilities to tangible net worth. Both revolving lines of credit were to terminate on June 30, 2007. An unused facility fee of one eighth of 1% per annum was payable on the unused amount of the first revolving line of credit. A facility fee of $10,000 per year was required on the acquisition line of credit.

On August 9, 2005, the Agreement was superceded by an Amended and Restated Agreement (the “Amended Agreement”) with the Bank, adding a five year credit facility in the form of a term loan in the principal amount of $20,000,000. Accordingly, amounts previously borrowed under the revolving acquisition line of credit were repaid under the term loan facility, creating $20,000,000 of availability under the acquisition line of credit. Additionally, certain terms and conditions of the original Agreement were amended. The interest rate on both revolving lines of credit and the term loan is now the prime rate or, at the Company’s option, LIBOR, a cost of funds rate or the Bank’s fixed rate plus a range of 1.25% to 2.25%, depending on the ratio of consolidated funded debt to consolidated “EBITDA”, as defined in the Amended Agreement. The Amended Agreement requires monthly payments of principal, based on a seven year amortization schedule, with a final payment due on the fifth anniversary of the Amended Agreement. The Amended Agreement requires compliance with certain covenants, including the maintenance of specified net worth and other financial ratios. As of December 31, 2005, $5,000,000 was available under the first line of credit and $20,000,000 was available under the acquisition line of credit.

December 31,
2005

Total long-term debt	$18,701,000
Less: Current maturities	2,841,000

Long-term debt, less current portion	$15,860,000

NATIONAL DENTEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The table below reflects the expected repayment terms associated with this new term loan facility at December 31, 2005. The interest rate associated with the Company’s current borrowings as of December 31, 2005 is 6.23%.

Principal Due

Fiscal 2006	2,841,000
Fiscal 2007	2,841,000
Fiscal 2008	2,841,000
Fiscal 2009	2,841,000
Fiscal 2010	7,337,000

Total	$18,701,000

(7)	Benefit Plans

The Company has a qualified retirement plan under Internal Revenue Code Sections 401(a) and 401(k) (the “401(k) Plan”). The 401(k) Plan allows contributions of up to 10% of a participant’s salary, a portion of which is matched in cash by the Company. The Company contributes cash once a year, within 120 days after December 31, the 401(k) Plan’s year-end. All employees are eligible to participate in the 401(k) Plan after completing one year of service with the Company and the attainment of age 21. Participants are fully vested immediately in employee contributions and become fully vested in the Company’s matching contributions after six years of service or upon attaining age 65. The Company has incurred charges to operations of approximately $586,000, $667,000 and $668,000 to match contributions for the years ended December 31, 2003, 2004 and 2005, respectively.

The Company has a cash incentive plan (the “Laboratory Plan”) for dental laboratory management and other designated key employees who could directly influence the financial performance of an individual dental laboratory. Eligibility is determined annually for each laboratory. Each participant is eligible to receive an amount based on the achievement of certain earnings levels by the participant’s laboratory, as defined. The Company has incurred charges to operations of approximately $2,790,000, $3,397,000 and $4,419,000 for the years ended December 31, 2003, 2004 and 2005, respectively, under the Laboratory Plan.

The Company has an executive bonus plan (the “Executive Plan”) for key executives and management of the Company. Eligibility to participate in this plan is determined annually. Participants are eligible to receive a payroll bonus, based on a percentage of salary, dependent upon the achievement of earnings targets, as defined. The bonus is distributed within 90 days after year-end. The Company has incurred aggregate charges to operations of approximately $304,000, $350,000 and $575,000, for the years ended December 31, 2003, 2004 and 2005, respectively, with respect to this plan.

The Company established a Supplemental Executive Retirement Plan (“SERP”) for certain key employees providing for annual benefits payable over a period of 10 years beginning at age 65 or date of retirement. Benefits are funded by life insurance contracts purchased by the Company. The cost of these benefits is being charged to expense and accrued using a present value method over the expected terms of employment. These benefits vest to the participating employees over periods of up to ten years. The charges to expense for the years ended December 31, 2003, 2004 and 2005, were approximately $479,000, $487,000 and $483,000, respectively and are recorded in accrued liabilities. The payment of benefits is funded by life insurance policies recorded in other assets.

NATIONAL DENTEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(8)	Commitments and Contingencies

Operating Leases

The Company is committed under various non-cancelable operating lease agreements covering its office space and dental laboratory facilities and certain equipment. Certain of these leases also require the Company to pay maintenance, repairs, insurance and related taxes. The total rental expense for the years ended December 31, 2003, 2004 and 2005 was approximately $2,937,000, $3,257,000 and $3,943,000, respectively. The approximate aggregate minimum lease commitments under these operating leases as of December 31, 2005 are as follows:

Year	Amount

2006	$3,229,000
2007	2,544,000
2008	1,874,000
2009	1,544,000
2010	1,338,000
Thereafter	4,711,000

$15,240,000

Legal Proceedings

The Company is involved from time to time in litigation incidental to its business. Management believes that the outcome of current litigation will not have a material adverse effect upon the operations or financial condition of the Company and will not disrupt the normal operations of the Company.

In January 2005, the Company was served with a complaint naming them as a defendant in federal district court in a patent infringement case, PSN Illinois, LLC v. Ivoclar Vivadent, Inc. et al. The case was brought in the Eastern Division of the Northern District of Illinois. The complaint alleges that the various named defendants, including the Company and most other major domestic dental laboratories (and some companies that supply dental laboratories), infringed a patent that was assigned to the plaintiff by using, or inducing others to use, a process for making porcelain dental veneers. On March 7, 2005, the Company filed an answer with affirmative defenses to the complaint. While the Company is still in the process of further evaluating the plaintiff’s various allegations, it believes that the plaintiff can only seek monetary damages since the patent has expired, and the Company believes that it has meritorious defenses. In addition, one of the Company’s suppliers has agreed to defend and indemnify it against a portion of the plaintiff’s claims. At this time, the Company believes there is only a remote likelihood that the final disposition of this lawsuit will result in a loss, and therefore no loss provisions have been made.

The Company, as sponsor of its 401(k) Plan, has filed a retroactive plan amendment under the Internal Revenue Service’s Voluntary Correction Program to clarify the definition of compensation in the 401(k) Plan. Based on the Company’s consultation with its ERISA counsel, the Company believes this issue will be favorably resolved without requiring additional employer contributions or jeopardizing the tax-qualified status of the 401(k) Plan. The Company is also evaluating the impact of the calculation of catch-up contributions as provided for under the 401(k) Plan for the 2002 and 2003 plan years. Based on the outcome of this evaluation, the Company will determine if utilizing this voluntary correction program is required to correct the operations of the 401(k) Plan. At this time, the Company believes there is only a remote likelihood that the final disposition of this issue will result in a loss, and therefore no loss provisions have been made.

Employment Contracts and Change-in-Control Arrangements

In April 1995, January 2001 and May 2004, the Company entered into employment contracts and change-in-control arrangements with certain key executives. The initial term of these employment contracts

NATIONAL DENTEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The following summarizes the transactions of the Company’s LTIP for the years ended December 31, 2003, 2004 and 2005:

	2003		2004		2005
		Weighted Average		Weighted Average		Weighted Average
	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price

Outstanding at beginning of year	533,592	$11.78	511,953	$11.87	449,069	$11.95
Granted	—	—	—	—	—	—
Exercised	(14,190)	9.06	(59,353)	11.27	(80,917)	11.21
Canceled	(7,449)	10.77	(3,531)	11.44	(8,971)	10.97

Outstanding at end of year	511,953	$11.87	449,069	$11.95	359,181	$12.14

Exercisable at end of year	451,001	$11.59	445,020	$11.91	359,181	$12.14
Weighted average fair value of options granted	$—		—		—

	Options Outstanding			Options Exercisable
	Number	Weighted Average	Weighted Average	Number	Weighted Average
	Outstanding at	Remaining	Exercise Price	Exercisable	Exercise Price
Exercise Price Range	12/31/05	Contractual Life	Per Share	at 12/31/05	Per Share

$8.17 to $10.00 per share	66,850	4.3	$8.67	66,850	$8.67
$10.17 to $13.42 per share	90,839	2.1	11.27	90,839	11.27
$13.50 to $16.59 per share	201,492	4.1	13.69	201,492	13.69

	359,181	3.6	$12.14	359,181	$12.14

In January 2001, the Company’s Board of Directors adopted the 2001 Stock Plan. Under this plan, the Board may grant stock options to key employees, officers and directors of the Company. The Board reserved 450,000 shares of common stock for issuance under the Plan. In April 2004, the Board amended the 2001 Stock

NATIONAL DENTEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Plan to increase the number of shares of common stock reserved for issuance under the plan from 450,000 to 825,000. These shares are available for future grants. These options vest over three years from date of grant with a maximum term of ten years.

The following summarizes the transactions of the Company’s 2001 Stock Plan for the years ended December 31, 2003, 2004 and 2005:

	2003		2004		2005
		Weighted Average		Weighted Average		Weighted Average
	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price

Outstanding at beginning of year	333,150	$15.01	447,450	$14.59	407,350	$14.55
Granted	116,850	13.37	—	—	—	—
Exercised	—	—	(25,200)	15.02	(41,425)	15.04
Canceled	(2,550)	13.96	(14,900)	14.64	(7,000)	13.56

Outstanding at end of year	447,450	$14.59	407,350	$14.55	358,925	$14.52

Exercisable at end of year	166,134	$14.55	289,233	$14.53	328,741	$14.62
Weighted average fair value of options granted	$2.27		$—		$—

	Options Outstanding			Options Exercisable
	Number	Weighted Average	Weighted Average	Number	Weighted Average
	Outstanding at	Remaining	Exercise Price	Exercisable	Exercise Price
Exercise Price Range	12/31/05	Contractual Life	Per Share	at 12/31/05	Per Share

$13.01 to $13.37 per share	179,800	6.1	$13.37	149,616	$13.36
$13.93 to $16.45 per share	179,125	5.8	15.67	179,125	15.67

	358,925	6.0	$14.52	328,741	$14.62

Also, the Company has the 1992 Employees’ Stock Purchase Plan (the “Stock Purchase Plan”), as amended in April 2000, under which an aggregate of 300,000 shares of the Company’s common stock may be purchased, through a payroll deduction program, primarily at a price equal to 85% of the fair market value of the common stock on either April 1, 2004 or March 31, 2005, whichever is lower. Approximately 49,300 shares are available for future purchases as of December 31, 2005. The number of shares of common stock purchased through the Stock Purchase Plan for 2003, 2004 and 2005 were 24,529, 27,236 and 21,526, respectively.

(10)	Segment Information

The Company follows Statement of Financial Accounting Standards No. 131 (“SFAS 131”), “Disclosures about Segments of an Enterprise and Related Information”. SFAS 131 establishes standards for disclosing information about reportable segments in financial statements. Laboratory operating income includes the direct profits generated by laboratories owned by the Company and excludes general and administrative expenses of the Company’s corporate location and amortization expenses associated with the Company’s intangible assets and interest expense.

In March 2005, the Company acquired Green Dental Laboratories, Inc. of Heber Springs, Arkansas. Green is now the Company’s largest laboratory with expected sales in excess of $16,000,000 per year. In accordance with

NATIONAL DENTEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

SFAS 131, the Company identified Green as a separate operating segment as it met the quantitative thresholds of SFAS 131. As a result, the Company has two reportable segments. The accounting policies of this segment are consistent with those described for the consolidated financial statements in the summary of significant accounting policies.

The following table sets forth information about the Company’s operating segments for the quarter and year ended December 31, 2005. Prior to fiscal 2005, the Company had only one reportable segment.

	Three Months Ended	Year Ended
	December 31,	December 31,
	2005	2005
	(Unaudited)

Revenue:
NDX Laboratories	$30,158,611	$121,370,004
Green Dental Laboratory	4,200,192	14,513,115

Subtotal	34,358,803	135,883,119
Inter-segment Revenues:
Green Dental Laboratory	20,255	40,445

Net Sales	$34,338,548	$135,842,674

Laboratory Operating Income:
NDX Laboratories	$3,925,999	$19,342,502
Green Dental Laboratory	1,079,960	3,815,904

	$5,005,959	$23,158,406

Total Assets:
NDX Laboratories	$81,747,877	$81,747,877
Green Dental Laboratory	26,889,263	26,889,263
Corporate	8,481,870	8,481,870

	$117,119,010	$117,119,010

Capital Expenditures:
NDX Laboratories	$2,544,041	$6,533,065
Green Dental Laboratory	33,311	86,529
Corporate	259,256	958,819

	$2,836,608	$7,578,413

Depreciation & Amortization on Property, Plant & Equipment:
NDX Laboratories	$462,767	$1,625,370
Green Dental Laboratory	45,971	205,183
Corporate	214,372	541,878

	$723,110	$2,372,431

NATIONAL DENTEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Reconciliation of Laboratory Operating Income with reported Consolidated Operating Income:

	Three Months Ended	Year Ended
	December 31,	December 31,
	2005	2005

Laboratory Operating Income	$5,005,959	$23,158,406
Less:
Corporate Selling, General and Administrative Expenses	2,496,362	9,503,542
Amortization Expense — Intangible Assets	379,275	1,567,233
Add:
Other Expense	284,002	646,436

Consolidated Operating Income	$2,414,324	$12,734,067

(11)	Subsequent Events

In January, 2006, the Company’s Board of Directors approved an amendment to the 2001 Stock Plan to allow for the issuance of restricted stock and restricted stock units, in addition to incentive stock options, subject to shareholder approval at our annual meeting of stockholders scheduled to be held on May 16, 2006.

On March 15, 2006, the Company finalized the sale of its former laboratory facility in Houston, Texas. The land, building and related improvements are classified as assets held for sale as of December 31, 2005, with a carrying value of approximately $509,000. The net proceeds from the transaction resulted in a gain of approximately $390,000, which will be recorded as operating income in the first quarter of 2006.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL DENTEX CORPORATION

By:	/s/ DAVID L. BROWN
David L. Brown, President & CEO

March 16, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DAVID V. HARKINS David V. Harkins	Chairman of the Board and Director	March 16, 2006

/s/ JACK R. CROSBY JACK R. CROSBY	Director	March 16, 2006

/s/ THOMAS E. CALLAHAN Thomas E. Callahan	Director	March 16, 2006

/s/ NORMAN F. STRATE Norman F. Strate	Director	March 16, 2006

/s/ DAVID L. BROWN David L. Brown	President, CEO, and Director (Principal Executive Officer)	March 16, 2006

/s/ RICHARD F. BECKER, JR. Richard F. Becker, Jr.	Executive Vice President, Treasurer and Chief Financial Officer (Principal Financial Officer)	March 16, 2006

EXHIBIT INDEX

Exhibit No.		Description of Exhibit

3	.1(6)	Restated Articles of Organization of the Company, filed with the Massachusetts Secretary of State on October 14, 1993.
3	.2(6)	Articles of Amendment, filed with the Massachusetts Secretary of the Commonwealth on September 26, 1995.
3	.3(6)	By-Laws of the Company, as amended on December 31, 1982 and May 26, 1992.
10	.1(1)*	Amended & Restated 2001 Stock Plan, as amended on April 10, 2001.
10	.2(3)*	Change of Control Severance Agreement between the Company and David L. Brown, dated January 23, 2001.
10	.3(3)*	Form of Change of Control Severance Agreements between the Company and each of Arthur Champagne, Richard G. Mariacher and Donald E. Merz dated January 23, 2001, and Lynn D. Dine dated May 1, 2004.
10	.4(4)*	Employment Agreement between the Company and Donald E. Merz, dated November 1, 1983.
10	.5(2)*	1992 Long-Term Incentive Plan, as amended.
10	.6(2)*	Employment Agreement between the Company and Richard F. Becker, Jr., dated April 1, 1995.
10	.7(2)*	Change of Control Severance Agreement between the Company and Richard F. Becker, Jr., dated April 1, 1995.
10	.8(2)*	Employment Agreement between the Company and David L. Brown, dated April 1, 1995.
10	.9*	National Dentex Corporation Laboratory Incentive Compensation Plan, dated May 17, 2001.
10	.10*	National Dentex Corporation 2006 Key Employee and Corporate Support Group Incentive Compensation Plan.
10	.11*	National Dentex Corporation Employees’ Stock Purchase Plan, as amended effective April 4, 2000.
10	.12(5)	Amended and Restated Loan Agreement by and between Bank of America, N.A., and National Dentex Corporation and Green Dental Laboratories, Inc. dated August 9, 2005.
10	.13*	National Dentex Supplemental Executive Retirement Plan
10	.14*	National Dentex Supplemental Laboratory Executive Retirement Plan.
21		Subsidiaries of the Company.
23		Consent of PricewaterhouseCoopers LLP.
31.1		Certification pursuant to Section 302 of the Sarbanes-Oxley Act (Chief Executive Officer).
31.2		Certification pursuant to Section 302 of the Sarbanes-Oxley Act (Chief Financial Officer).
32.1		Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act (Chief Executive Officer).
32.2		Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act (Chief Financial Officer).
Unless otherwise noted, all exhibits are filed herewith
* These exhibits relate to a management contract or to a compensatory plan or arrangement.

(1)	Incorporated by reference from the Registration Statement on Form S-8 (File No. 333-66446) as filed with the Commission on August 1, 2001.

(2)	Incorporated by reference from the Form 10-K for the fiscal year ended December 31, 2003 (File No. 000-23092) as filed with the Commission on March 12, 2004.

(3)	Incorporated by reference from the Form 10-K for the fiscal year ended December 31, 2000 (File No. 000-23092) as filed with the Commission on March 13, 2001.

(4)	Incorporated by reference from the Form 10-K for the fiscal year ended December 31, 1999 (File No. 000-23092) as filed with the Commission on March 3, 2000.

(5)	Incorporated by reference from the Current Report on Form 8-K (File No. 000-23092) as filed with the Commission on August 15, 2005.

(6)	Incorporated by reference from the Annual Report on Form 10-K (File No. 000-23092) as filed with the Commission on May 24, 2005.