Form 10-Q
period 2006-03-31
NATIONAL DENTEX CORP /MA/
filed 2006-05-10
CIK 913616

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20004
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to                     .
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
Yes ☐          No ☑
     As of May 2, 2006, 5,500,010 shares of the registrant’s Common Stock, par value $.01 per share, were outstanding.

NATIONAL DENTEX CORPORATION
FORM 10-Q
QUARTER ENDED MARCH 31, 2006

NATIONAL DENTEX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	December 31,	March 31,
	2005	2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$401,251	$2,418,802
Accounts receivable:
Trade, less allowance of $300,000 in 2005 and $251,000 in 2006	14,468,140	15,330,392
Other	595,481	754,590
Inventories	6,700,283	7,177,577
Prepaid expenses	3,127,157	2,440,843
Deferred tax asset	8,646	9,017
Property held for sale	508,596	—

Total current assets	25,809,554	28,131,221

PROPERTY, PLANT AND EQUIPMENT:
Land and buildings	8,531,337	8,530,593
Leasehold and building improvements	10,433,008	10,837,231
Laboratory equipment	15,331,829	15,721,411
Furniture and fixtures	6,170,476	6,287,875

	40,466,650	41,377,110
Less — Accumulated depreciation and amortization	16,854,004	17,543,588

Net property, plant and equipment	23,612,646	23,833,522

OTHER ASSETS:
Goodwill	48,242,149	48,321,993
Trade names	5,644,443	5,644,443
Customer relationships, net	5,718,864	5,534,832
Non-competition agreements, net	2,656,329	2,436,196
Other assets	5,435,025	5,339,562

Total other assets	67,696,810	67,277,026

Total assets	$117,119,010	$119,241,769

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$2,840,621	$3,314,058
Accounts payable	3,449,227	3,331,678
Accrued liabilities:
Payroll and employee benefits	5,505,811	5,196,454
Current portion of deferred acquisition liabilities	1,338,224	1,509,991
Other accrued expenses	1,549,703	2,319,732
Deferred tax liability, current	—	—

Total current liabilities	14,683,586	15,671,913

LONG-TERM LIABILITIES:
Long-term debt	15,860,133	15,149,978
Deferred compensation	2,956,417	3,056,117
Deferred acquisition liabilities	2,052,630	1,035,249
Deferred tax liability, non-current	5,492,163	5,435,479

Total long-term liabilities	26,361,343	24,676,823

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value Authorized — 500,000 shares None issued and outstanding	—	—
Common stock, $.01 par value Authorized — 8,000,000 shares Issued and Outstanding — 5,411,463 shares at December 31, 2005 and 5,460,463 shares at March 31, 2006	54,114	54,605
Paid-in capital	15,603,188	16,272,134
Retained earnings	60,416,779	62,566,294

Total stockholders’ equity	76,074,081	78,893,033

Total liabilities and stockholders’ equity	$117,119,010	$119,241,769

The accompanying notes are an integral part of these condensed consolidated financial statements.

NATIONAL DENTEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended
	March 31,	March 31,
	2005	2006
Net sales	$31,946,345	$36,788,847

Cost of goods sold	18,018,398	20,861,193

Gross profit	13,927,947	15,927,654

Selling, general and administrative expenses	10,764,095	11,967,009

Operating income	3,163,852	3,960,645

Other expense	127,636	210,630

Interest expense	71,668	288,639

Income before provision for income taxes	2,964,548	3,461,376

Provision for income taxes	1,185,819	1,311,861

Net income	$1,778,729	$2,149,515

Net income per share — basic	$.34	$.40

Net income per share — diluted	$.32	$.38

Weighted average shares outstanding — basic	5,272,453	5,429,903

Weighted average shares outstanding — diluted	5,556,769	5,727,342

The accompanying notes are an integral part of these condensed consolidated financial statements.

NATIONAL DENTEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended
	March 31,	March 31,
	2005	2006
Cash flows from operating activities:
Net income	$1,778,729	$2,149,515
Adjustments to reconcile net income to net cash provided by operating activities, net of effects of acquisitions:
Depreciation and amortization	877,326	1,106,083
Loss (gain) on disposal of property, plant and equipment	22,270	(393,937)
Benefit for deferred income taxes	(83,573)	(57,055)
Provision for bad debts	29,464	2,284
Losses on write-down of inventories	—	58,739
Stock-based compensation expense	—	20,000
Changes in operating assets and liabilities, net of effects of acquisitions:
Increase in accounts receivable	(852,584)	(1,023,645)
Increase in inventories	(308,222)	(536,033)
Decrease in prepaid expenses	538,844	689,948
Decrease in other assets	218,765	11,135
Increase in accounts payable and accrued liabilities	2,246,396	442,822

Net cash provided by operating activities	4,467,415	2,469,856

Cash flows from investing activities:
Payment for acquisitions, net of cash acquired	(24,697,705)	—
Payment of deferred purchase price	(141,357)	(845,614)
Premiums paid for life insurance policies	(167,488)	(7,734)
Additions to property, plant and equipment	(779,740)	(921,710)
Sales of property, plant and equipment	—	910,033

Net cash used in investing activities	(25,786,290)	(865,025)

Cash flows from financing activities:
Borrowings of revolving line of credit	3,055,052	—
Borrowings of long-term debt	18,152,257	—
Repayments of long-term debt	—	(236,718)
Net proceeds from issuance of common stock	222,719	649,438

Net cash provided by financing activities	21,430,028	412,720

Net increase in cash and cash equivalents	111,153	2,017,551

Cash and cash equivalents at beginning of period	2,215,742	401,251

Cash and cash equivalents at end of period	$2,326,895	$2,418,802

The accompanying notes are an integral part of these condensed consolidated financial statements.

NATIONAL DENTEX CORPORATION
Notes to Condensed Consolidated Financial Statements
March 31, 2006
(Unaudited)
(1) Interim Financial Statements
     The accompanying unaudited financial statements include all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for a fair statement of the results of operations for the periods presented. Interim results are not necessarily indicative of the results to be expected for a full year. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.
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
     Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s condensed consolidated financial statements for the year ended December 31, 2005 as filed on March 16, 2006 with the SEC on Form 10-K.
(2) Acquisitions
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
     In addition, in certain transactions, the Company executes non-compete agreements with the former owners and other key employees. The fair value of these agreements is recognized in the Company’s purchase accounting as an identifiable intangible asset and is amortized over the estimated economic life of the agreement. All acquisitions have been reflected in the accompanying condensed consolidated financial statements from the date of acquisition and have been accounted for as purchase business combinations in accordance with SFAS No. 141, “Business Combinations”.
     There were no acquisitions completed during the three months ended March 31, 2006. During the three months ended March 31, 2005, the Company acquired the following dental laboratory operations:

Acquisition	Form of Acquisition	Location	Period Acquired
Wornson-Polzin Dental Laboratory, Inc.	All Outstanding Capital Stock	Mankato, MN	February, 2005
Green Dental Laboratory, Inc	All Outstanding Capital Stock	Heber Springs, AR	March, 2005
     The following pro forma operating results of the Company assume these acquisitions had been made as of January 1, 2005. Such information includes adjustments to reflect additional depreciation, amortization and interest expense and is not necessarily indicative of what the results of operations would actually have been, or the results of operations to be expected in future periods.

	Three Months Ended
	March 31,	March 31,
	2005	2006
	(unaudited)
Net sales	$35,173,000	$36,789,000
Net income	2,105,000	2,149,000
Net income per share:
Basic	$.40	$.40
Diluted	$.38	$.38

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
     The changes in the carrying amount of goodwill for the three months ended March 31, 2006 are as follows:

Three Months Ended
March 31, 2006
Balance as of January 1	$48,242,000
Adjustments related to the finalization of preliminary purchase estimates	80,000

Balance as of March 31	$48,322,000

     The Company’s contingent laboratory purchase price liabilities as defined in the purchase agreements are tied to earnings performance, generally over a three year period, and are approximately $3,122,000. As the contingencies are resolved, the payments are recorded as goodwill.
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
Trade Names
     Trade names are valued as they are acquired using a quantification of the income generated based on the recognition afforded by the trade name in the marketplace, using the relief-from-royalty valuation approach. Company practice is to use existing and acquired trade names in perpetuity, therefore there is no legal limit to their life and consequently they have been treated as indefinite-lived intangibles. While these assets are not subject to amortization, they are tested for impairment at least on an annual basis in accordance with SFAS No. 142. The Company uses the relief-from-royalty valuation approach at each fiscal year end to determine the fair value of the asset. Trade name impairment charges generally result from a decline in forecasted revenue at specific laboratories in comparison to revenue forecasts used in previous valuation calculations. Impairment charges, when recognized, are a component of selling, general and administrative expense. There has been no trade name impairment charges recorded for the three month periods ended March 31, 2006 or 2005.

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

Three Months Ended
March 31, 2006
Customer relationships, gross	6,663,000
Less: Accumulated amortization	(1,128,000)

Customer relationships, net — end of period	$5,535,000

     Amortization expense associated with customer relationships totaled approximately $184,000 for the three months ended March 31, 2006 and is recorded in operating expenses. Future amortization expense of the current customer relationship balance will be approximately:

For the remainder of fiscal 2006	$495,000
2007	660,000
2008	660,000
2009	660,000
2010	660,000
2011	660,000
Thereafter	1,740,000

$5,535,000

Non-competition Agreements
     The Company has incurred certain deferred purchase costs relating to non-compete agreements with certain individuals, ranging over periods of 2 to 15 years. The amounts assigned to non-competition agreements are amortized on a straight-line basis over the estimated economic life of the agreement.

Three Months Ended
March 31, 2006
Non-competition agreements, gross	9,998,000
Less: Accumulated amortization	(7,562,000)

Non-competition agreements, net	$2,436,000

     Amortization expense associated with non-competition agreements totaled approximately $220,000 for the three months ended March 31, 2006 and is recorded in operating expenses.
     Future amortization expense of non-competition agreements will be approximately:

For the remainder of fiscal 2006	$603,000
2007	429,000
2008	260,000
2009	238,000
2010	229,000
2011	191,000
Thereafter	486,000

$2,436,000

Notes to Condensed Consolidated Financial Statements (Continued)
(4) Earnings per Share
     In accordance with the disclosure requirements of SFAS Statement No. 128, “Earnings per Share,” basic earnings per share is computed by dividing net income by the weighted average number of shares outstanding and diluted earnings per share reflects the dilutive effect of stock options. The weighted average number of shares outstanding, the dilutive effects of outstanding stock options, and the shares under option plans that were anti-dilutive for the three months ended March 31, 2006 and 2005 are as follows:

	Three Months Ended
	March 31,
	2005	2006
Weighted average number of shares used in basic earnings per share calculation	5,272,453	5,429,903
Incremental shares under option plans	284,316	297,439

Weighed average number of shares used in diluted earnings per share calculation	5,556,769	5,727,342

Shares under option plans excluded in computation of diluted earnings per share due to anti-dilutive effects	None	None

(5) Stock-Based Compensation
     The Company adopted the provisions of Statement of Financial Accounting Standard No. 123 (Revised 2004) (“FAS 123R”), Share Based Payments on January 1, 2006. FAS 123R requires the Company to measure and recognize in its consolidated statement of income the expense associated with all share-based payment awards made to employees and directors including stock option awards and awards granted under the terms of the Company’s Employee Stock Purchase Plan (“ESPP”). Stock compensation cost is recognized based on the estimated fair value over the employees’ or directors’ service period. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to FAS 123R. The Company considered the provisions of SAB 107 when it adopted FAS 123R. SAB 107 provides guidance in the area of valuation techniques, expected volatility and expected term calculations and disclosure requirements. The Company implemented FAS123R using the modified prospective approach. All stock options issued prior to January 1, 2006 were fully vested.
     Prior to January 1, 2006, the Company accounted for share-based payments under APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”). Under APB 25 compensation cost was not recognized for options granted because the exercise price of options granted was equal to the market value of the Company’s common stock on the grant date and the ESPP plan was deemed non-compensatory.
     As a result of the adoption of FAS 123R, the accompanying consolidated statement of income for the three months ended March 31, 2006 includes $20,000 of stock based compensation expense. Compensation cost is measured on the grant date of the option, which is the date the Company’s Board of Directors approves the granting of the option. Compensation cost on discounts associated with ESPP purchases is estimated on the date that shares are granted. To measure the fair value of stock option grants, the Company utilizes the Black-Scholes option valuation method. The Black-Scholes option valuation method considers the following factors when calculating fair value – the exercise price of the option, the stock price on the date of the grant, the expected term of the option, the expected volatility during the expected term of the option, the expected dividends to be paid and the risk free interest rate expected during the option’s term. The requisite service period for substantially all of the Company’s stock options is the explicit vesting period included in the terms of the stock option award. Accordingly, the Company will estimate compensation expense based on the number of options it believes will ultimately vest, which includes an estimate of the number of options expected to be forfeited. The estimated fair value of future stock option grants will be recognized on a straight line basis over the requisite service period of the award. The Company periodically reviews its estimate of forfeitures and revises the estimate as facts and circumstances warrant.

Notes to Condensed Consolidated Financial Statements (Continued)
     In April, 2001 the Company’s shareholders approved the 2001 Stock Plan (the “2001 Plan”), under which awards may be granted to key employees, officers and directors in the form of stock options. The Company’s Board of Directors approved an amendment to the 2001 Plan on January 17, 2006 to allow for the issuance of restricted stock and restricted stock units, subject to the approval of the Company’s shareholders at its annual meeting of stockholders scheduled to be held on May 16, 2006. The maximum number of shares or units that may be issued under the 2001 Plan is 825,000. At March 31, 2006, options to purchase a total of 338,800 shares were outstanding and there were 400,450 shares available for grant under the 2001 Plan. The Company also has the 1992 Long Term Incentive Plan (the “LTIP”) under which similar stock options also were granted. At March 31, 2006, options to purchase a total of 328,886 shares were outstanding under the LTIP. No further awards will be made under the LTIP. Stock option awards granted under the 2001 Plan and the LTIP generally vest ratably over three years on the anniversary date of the grants and are exercisable generally over a period of ten years. No award grants were authorized during the three months ended March 31, 2006.
     In 1992, shareholders approved the establishment of the ESPP commencing April 1, 1992. Upon enrollment, employees purchase shares of the Company’s common stock at the end of each plan year, through payroll deductions, at a discount of 15% of the lower of the market price on the date of grant or the date of exercise, as quoted on NASDAQ.
     A summary of stock option activity and related information for the three months ended March 31, 2006 and year ended December 31, 2005 is as follows.

	LTIP Plan			2001 Plan

		Weighted-	Weighted-		Weighted-	Weighted-
	Shares	Average	Average	Shares	Average	Average
	underlying	Exercise	Fair Value	Underlying	Exercise	Fair Value
	Options	Price	of Grants	Options	Price	of Grants
Outstanding December 31, 2004	449,069	$11.95		407,350	$14.55

Granted	—	—	—	—	—	—

Exercised	(80,917)	11.21	—	(41,425)	15.04	—

Forfeited	(8,971)	10.97	—	(7,000)	13.56	—

Outstanding December 31, 2005	359,181	12.14	—	358,925	14.52	—

Granted	—	—	—	—	—	—

Exercised	(29,875)	12.52	—	(19,125)	14.24	—

Forfeited	(420)	11.67	—	(1,000)	13.37	—

Outstanding March 31, 2006	328,886	$12.11	—	338,800	$14.54	—

Exercisable at end of period:	328,886	$12.11	—	338,800	$14.54	—
     The total aggregate intrinsic value of awards outstanding as of March 31, 2006 is $6,603,416. Aggregate intrinsic value is calculated by subtracting the exercise price of the option from the closing price of the Company’s common stock on March 31, 2006 multiplied by the number of shares per each option. In addition, the weighted average remaining contractual life of options outstanding as of March 31, 2006 is 4.7 years. The total intrinsic value of options exercised during the three months ended March 31, 2006 was $491,914.

Notes to Condensed Consolidated Financial Statements (Continued)
     The following table summarizes the significant assumptions used to estimate stock compensation costs for the three month period ended March 31, 2006.

Weighted Average	Risk-Free	Expected	Expected Holding	Expected Forfeiture	Expected
Grant Date Fair Value	Interest Rate	Volatility	Period	Rate	Dividends
$4.41	1.61%	26.77%	1.0 Year	5.70%	None
     The weighted average grant date fair value was calculated under the Black-Scholes option-pricing model. The risk free interest rate is based on the yield of U.S. Treasury securities that correspond to the expected holding period of the options. The Company reviewed the historic volatility of its common stock, and the implied volatility for at-the-money options to purchase shares of the Company’s common stock. Based on this data, the Company will use the 1-year historic volatility of the Company’s common stock and the average implied volatility of at-the-money options. The 1-year historical volatility period was selected since that period corresponds with the expected holding period. The expected forfeiture rate was determined based on the historical ESPP forfeiture data. The dividend yield was based on the Company’s expected dividend rate.
     Prior to adopting FAS123R, the Company had disclosed the pro forma effects of stock-based compensation in accordance with FAS 148 “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123”. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation during the three months ended March 31, 2005, as required by FAS 148.
Three Months Ended March 31, 2005

Net income, as reported:	$1,778,729
Add: Stock-based employee compensation expense included in reported net income	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	19,352

Pro forma net income	$1,759,377

Earnings per share: As reported, basic	$.34
Pro forma, basic	.33
As reported, diluted	.32
Pro forma, diluted	.32
     There were no options granted during the three months ended March 31, 2005. The following table summarizes the significant assumptions used to estimate stock compensation using the Black-Scholes option-pricing model costs for the three month period ended March 31, 2005.

Weighted Average	Risk-Free	Expected	Expected Holding	Expected
Grant Date Fair Value	Interest Rate	Volatility	Period	Dividends
$4.41	1.61%	26.77%	1.0 Year	None

Notes to Condensed Consolidated Financial Statements (Continued)
(6) Inventories
     Inventories consist of the following:

	December 31, 2005	March 31, 2006
Raw Materials	$5,482,280	$5,564,943
Work in Process	995,111	1,446,941
Finished Goods	222,892	165,693

	$6,700,283	$7,177,577

     Inventories are stated at the lower of cost (first-in, first-out) or market. Work in process represents an estimate of the value of specific orders in production yet incomplete at period end. Finished goods consist of completed orders that were shipped to customers immediately subsequent to period end.
(7) Lines of Credit and Term Loan Facility
     The Company executed a financing agreement dated June 30, 2004 (the “Agreement”) with Fleet National Bank, now known as Bank of America N.A. (the “Bank”). The Agreement included a revolving line of credit of $5,000,000 and a revolving acquisition line of credit of $20,000,000. The interest rate on both revolving lines of credit was the prime rate or, at the Company’s option, the London Interbank Offered Rate (“LIBOR”) or a cost of funds rate plus a range of .75% to 1.5% depending on the ratio of total liabilities to tangible net worth. Both revolving lines of credit were to terminate on June 30, 2007. An unused facility fee of one eighth of 1% per annum was payable on the unused amount of the first revolving line of credit. A facility fee of $10,000 per year was required on the acquisition line of credit.
     On August 9, 2005 the Agreement was superseded by an Amended and Restated Agreement (the “Amended Agreement”) with the Bank that added a five year credit facility in the form of a term loan in the principal amount of $20,000,000. Amounts previously borrowed under the revolving acquisition line of credit were repaid under the term loan facility, creating $20,000,000 of availability under the acquisition line of credit. Additionally, certain terms and conditions of the original Agreement were amended. The interest rate on both revolving lines of credit and the term loan is now the prime rate or, at the Company’s option, LIBOR, a cost of funds rate or the Bank’s fixed rate plus a range of 1.25% to 2.25%, depending on the ratio of consolidated funded debt to consolidated “EBITDA”, as defined in the Amended Agreement. The Amended Agreement requires monthly payments of principal, based on a seven year amortization schedule, with a final payment due on the fifth anniversary of the Amended Agreement. The Amended Agreement requires compliance with certain covenants, including the maintenance of specified net worth and other financial ratios. As of March 31, 2006, $5,000,000 was available under the first line of credit and $20,000,000 was available under the acquisition line of credit.

March 31, 2006
Total long-term debt	$18,464,000
Less: Current maturities	3,314,000

Long-term debt, less current portion	$15,150,000

     The table below reflects the expected repayment terms associated with this new term loan facility at March 31, 2006. The interest rate associated with the Company’s current borrowings as of March 31, 2006 is 6.39%.

Principal Due
For the remainder of fiscal 2006	$2,604,000
Fiscal 2007	2,841,000
Fiscal 2008	2,841,000
Fiscal 2009	2,841,000
Fiscal 2010	7,337,000

Total	$18,464,000

Notes to Condensed Consolidated Financial Statements (Continued)
(8) Segment Information
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
     In March of 2005, the Company acquired Green Dental Laboratories, Inc. of Heber Springs, Arkansas. Green is now the Company’s largest laboratory with expected sales in excess of $16,000,000 per year. In accordance with SFAS 131, the Company identified Green as a separate operating segment as it met the quantitative thresholds of SFAS 131. As a result, the Company has two reportable segments. The accounting policies of this segment are consistent with those described for the consolidated financial statements in the summary of significant accounting policies.
     The following table sets forth information about the Company’s operating segments for the three months ended March 31, 2005 and the three months ended March 31, 2006. The results for Green include only one month in 2005 compared against three months in 2006.

	Three Months Ended	Three Months Ended
	March 31, 2005	March 31, 2006
Revenue:
NDX Laboratories	$30,351,928	$32,091,063
Green Dental Laboratory	1,594,417	4,722,204

Subtotal	31,946,345	36,813,267
Inter-segment Revenues:
Green Dental Laboratory	—	24,420

Net Sales	$31,946,345	$36,788,847

Laboratory Operating Income:
NDX Laboratories	$5,437,836	$5,304,055
Green Dental Laboratory	484,693	1,225,088

	$5,922,529	$6,529,143

Total Assets:
NDX Laboratories	$79,311,950	$83,667,785
Green Dental Laboratory	28,289,989	26,922,602
Corporate	6,600,745	8,651,382

	$114,202,684	$119,241,769

Capital Expenditures:
NDX Laboratories	$732,039	$835,176
Green Dental Laboratory	11,708	13,530
Corporate	35,993	73,004

	$779,740	$921,710

Depreciation & Amortization on Property, Plant & Equipment:
NDX Laboratories	$375,630	$487,400
Green Dental Laboratory	15,773	65,510
Corporate	104,826	140,423

	$496,229	$693,333

Notes to Condensed Consolidated Financial Statements (Continued)
Reconciliation of Laboratory Operating Income with reported Consolidated Operating Income:

	Three Months Ended	Three Months Ended
	March 31, 2005	March 31, 2006
Laboratory Operating Income	$5,922,529	$6,529,143
Less:
Corporate Selling, General and Administrative Expenses	2,505,216	2,366,378
Amortization Expense – Intangible Assets	381,097	412,750
Add:
Other Expense	127,636	210,630

Consolidated Operating Income	$3,163,852	$3,960,645

(9) Legal Proceedings
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
     Certain statements in this Quarterly Report, particularly statements contained in this Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words “anticipate”, “believe”, “estimate”, “expect”, “plan”, “intend” and other similar expressions are intended to identify these forward-looking statements, but are not the exclusive means of identifying them. Forward-looking statements included in this Annual Report or hereafter included in other publicly available documents filed with the Securities and Exchange Commission (“SEC”), reports to our stockholders and other publicly available statements issued or released by us involve known and unknown risks, uncertainties, and other factors which could cause our actual results, performance (financial or operating) or achievements to differ from the future results, performance (financial or operating) or achievements expressed or implied by such forward looking statements. Such future results are based upon our best estimates based upon current conditions and the most recent results of operations. Various risks, uncertainties and contingencies could cause our actual results, performance or achievements to differ materially from those expressed in, or implied by, the forward-looking statements contained in this Quarterly Report. These include, but are not limited to, those described under the heading “Factors That May Affect Future Results”, as well as under Part II, Item 1A, “Risk Factors” of this Quarterly Report on Form 10-Q and under Item 1A of our most recently filed Annual Report on Form 10-K. We do not intend to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.
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
     Internal sales growth was relatively flat from 2001 to 2004, when we made note that the economic climate appeared to be impacting the dental laboratory industry. We believe that over the past several years many patients and dentists have postponed optimal treatment plans, such as crowns, and have been pursuing less expensive alternatives such as amalgam fillings, for which we recognize no revenue. The general economic conditions affecting our operations in the dental laboratory industry have remained less than favorable as consumers continue this conservative practice. In 2005, we experienced internal sales growth of 3.7%, which included selling price increases during the period ranging from 3.5% to 10.0% at various laboratories and on various product lines and therefore indicates a decline in unit volume. In the first quarter of 2006, internal sales growth was 5.0%, including the effect of sales growth driven by increases in the underlying costs of precious metals. We believe that the low cost segment for United States based dental laboratories has stopped growing and has begun to shrink as competition from offshore laboratories, primarily located in China, makes inroads into the domestic marketplace. In addition, we face growing competition from technology based solutions that allow dentists to fabricate their own restorations without the use of a dental lab. Both of these trends appear to be impacting industry growth.

     The main components of costs for us are labor and related employee benefits. Over the last few years, competition for labor resources as well as increases in medical insurance premiums has driven these costs higher. We continually review and adjust staffing levels as appropriate at each of our locations while recognizing the need to maintain an available and properly trained workforce. In 2004 we experienced cost pressure resulting from the implementation expenditures necessary to comply with Section 404 of the Sarbanes Oxley Act. The impact of these various Section 404 implementation costs on earnings for fiscal year 2004 was approximately $1,027,000, or approximately $0.11 per diluted share, net of taxes, with most of that occurring in the fourth quarter. For fiscal 2005, the cost of maintaining our compliance with Section 404 was approximately $720,000, or approximately $0.08 per diluted share, net of taxes. We believe that these compliance costs will decrease somewhat during 2006, although significant ongoing expenditures will be required to maintain our efforts within the internal controls framework required by the Sarbanes-Oxley Act.
     We have also continued to pursue an acquisition strategy, which has played an important role in helping us increase sales from $75,680,000 in 2000 to $135,843,000 in 2005. We recognize acquired customer relationships and trade names as intangible assets which require the recognition of amortization expense (for the customer relationships) and impairment testing (for the trade names). On a prospective basis, amortization expense will increase based upon our acquisition activity. The amount recognized for customer relationships and subsequent amortization expense will be dependent upon the expected profitability and customer retention characteristics of the acquired businesses.
     Effective March 1, 2005 we completed our largest acquisition to date, Green Dental Laboratories, Inc (“Green”). Green is notable for several reasons. We believe that the synergies created by the addition of this laboratory will create value for the organization as a whole. Green is treated as a separate operating segment for reporting purposes and will retain a separate company identity as a wholly owned subsidiary. In order to finance the purchase of Green, we borrowed approximately $20,000,000 in long-term debt and as a result, are more highly leveraged than we were prior to the Green acquisition. Interest expense has therefore become a more significant component of our pre-tax earnings. Interest expense in for the quarter ended March 31, 2006 was $289,000 compared to $72,000 for the quarter ended March 31, 2005.
     The earnings performance of Green and other recent acquisitions have allowed us to increase our sales and gross margin significantly. For the year ended December 31, 2005, net sales increased $24,090,000 or 21.6% with $19,980,000 attributable to recent acquisitions, measured by business at dental laboratories owned less than one year; gross profit increased $12,662,000, or 28.3%, with $10,090,000 attributable to acquisitions; and approximately 17.9% of the growth in sales and 22.6% of the growth in gross profit was attributable to acquisitions. During the quarter ended March 31, 2006, net sales increased $4,843,000 with $3,448,000 attributable to acquired laboratories with the remainder primarily attributable to price increases. Green’s results for 2006 included a full quarter of sales compared to one month in 2005.
Liquidity and Capital Resources
     Our working capital increased $1,333,000 from $11,126,000 at December 31, 2005 to $12,459,000 at March 31, 2006, primarily as a result of $906,000 in cash proceeds from the sale of our former facility in Houston, Texas. Cash and cash equivalents increased $2,018,000 from $401,000 at December 31, 2005 to $2,419,000 at March 31, 2006. Operating activities provided $2,450,000 in cash flow for the three months ended March 31, 2006 compared to $4,467,000 during the three months ended March, 2005, a decrease of $2,017,000. This decrease was primarily attributable to decreases in accounts payable and accrued liabilities of $1,803,000, primarily due to timing differences and increased net income before depreciation and amortization of $600,000 offset by a gain of $397,000 from the sale of our former Houston, Texas facility.
     Cash outflows related to dental laboratory acquisitions, including deferred purchase price payments associated with prior period acquisitions, totaled $846,000 for the three months ended March 31, 2006 compared to $24,839,000 for the three months ended March 31, 2005, primarily due to the acquisition of Green Dental Laboratories, Inc on March 1, 2005.
     We executed a financing agreement dated June 30, 2004 (the “Agreement”) with Fleet National Bank, now known as Bank of America, N.A. (the “Bank”). The Agreement included a revolving line of credit of $5,000,000 and a revolving acquisition line of credit of $20,000,000. The interest rate on both revolving lines of credit was the prime rate or, at our option, the London Interbank Offered Rate (“LIBOR”), or a cost of funds rate plus a range of .75% to 1.5% depending on the ratio of total liabilities to tangible net worth. Both revolving lines of credit were to terminate on June 30, 2007. An unused facility fee of one eighth of 1% per annum was payable on the unused amount of the first revolving line of credit. A facility fee of $10,000 per year was required on the acquisition line of credit.
     On August 9, 2005 the Agreement was superseded by an Amended and Restated Agreement (the “Amended Agreement”) with the Bank that added a five year credit facility in the form of a term loan in the principal amount of $20,000,000. Amounts previously borrowed under the revolving acquisition line of credit were repaid under the term loan facility, creating $20,000,000 of availability under the acquisition line of credit. Additionally, certain terms and conditions of the original Agreement were amended. The interest rate on both revolving lines of credit and the term loan is now the prime rate or, at our option, LIBOR, a cost of funds rate, or the

Bank’s fixed rate plus a range of 1.25% to 2.25% depending on the ratio of consolidated funded debt to consolidated “EBITDA”, as defined in the Amended Agreement. The Amended Agreement requires monthly payments of principal on the term loan, based on a seven year amortization schedule, with a final payment due on the fifth anniversary of the Amended Agreement. The Amended Agreement requires compliance with certain covenants, including the maintenance of specified net worth and other financial ratios. As of March 31, 2006, the full $5,000,000 was available under the first line of credit and the full $20,000,000 was available under the acquisition line of credit.

March 31, 2006
Total long-term debt	$18,464,000
Less: Current maturities	3,314,000

Long-term debt, less current portion	$15,150,000

     The table below reflects the expected repayment terms associated with the term loan facility at March 31, 2006. The interest rate associated with our current borrowings as of March 31, 2006 is 6.39%.

Principal Due
For the remainder of fiscal 2006	$2,604,000
Fiscal 2007	2,841,000
Fiscal 2008	2,841,000
Fiscal 2009	2,841,000
Fiscal 2010	7,337,000

Total	$18,464,000

     We believe that cash flow from operations and available financing will be sufficient to meet contemplated operating and capital requirements and deferred payments associated with prior acquisitions for the foreseeable future.
Commitments and Contingencies
The following table represents a list of our contractual obligations and commitments as of March 31, 2006:

	Payments Due By Period
		Less Than			Greater Than
	Total	1 Year	1 – 3 Years	4 – 5 Years	5 Years
Term Loan Facility	$18,464,000	$3,314,000	$8,522,000	$6,628,000	—
Interest Expense	3,058,000	1,006,000	1,932,000	120,000	—
Operating Leases:
Real Estate	14,294,000	2,634,000	4,196,000	3,026,000	4,438,000
Vehicles	1,021,000	657,000	360,000	4,000	—
Equipment	137,000	62,000	65,000	10,000	—
Laboratory Purchase Obligations	2,545,000	1,510,000	1,035,000	—	—
Contingent Laboratory Purchase Price	3,122,000	2,305,000	817,000	—	—

Total	$42,641,000	$11,488,000	$16,927,000	$9,788,000	$4,438,000

     In August, 2005 we converted borrowings on the acquisition line of credit to our new term loan facility. Bank borrowings on the term loan facility, net of the current portion of long-term debt are classified as long-term debt on the balance sheet. Interest expense related to the term loan facility, which are at variable rates, has been projected using the interest rate associated with current borrowings.
     We are committed under various non-cancelable operating lease agreements covering office space and dental laboratory facilities, vehicles and certain equipment. Certain of these leases also require us to pay maintenance, repairs, insurance and related taxes.
     Laboratory purchase obligations totaling $2,545,000, classified as deferred acquisition costs, are presented in the liability section of the balance sheet. These obligations, including deferred obligations associated with non-competition agreements, represent purchase price commitments arising from dental laboratory acquisitions that are payable, irrespective of the acquired laboratory’s earnings performance. Contingent laboratory purchase price includes amounts subject to acquisition agreements that are tied to laboratory earnings performance, as defined within the acquisition agreements, generally over a three year period. As payments become determinable, they are recorded as goodwill.

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
Results of Operations
     Our results are required to be reported within two operating segments, NDX Laboratories and Green. The following table sets forth for the periods indicated the percentage of net sales represented by certain items in our condensed consolidated financial statements:

	Three Months Ended March 31, 2005			Three Months Ended March 31, 2006

	NDX Laboratories	Green Dental	Consolidated	NDX Laboratories	Green Dental	Consolidated
Net sales	100.0	100.0	100.0	100.0	100.0	100.0

Cost of goods sold	56.7	51.1	56.4	57.5	51.5	56.7

Gross profit	43.3	48.9	43.6	42.5	48.5	43.3

Selling, general and administrative expenses	25.4	18.5	24.7	26.0	22.6	25.0

Laboratory Operating Income	17.9	30.4	18.9	16.5	25.9	18.3

Add:
Other expense			(0.4)			(0.6)

Less:
Corporate Selling General & Administrative Expenses			7.8			6.4

Amortization Expense			1.2			1.1

Interest expense			0.2			0.8

Income before provision for income taxes			9.3			9.4

Provision for income taxes			3.7			3.6

Net income			5.6			5.8

Three Months Ended March 31, 2006 Compared with Three Months Ended March 31, 2005
Net Sales
     For the three months ended March 31, 2006, net sales increased $4,843,000 or 15.2% from the prior year quarter. Net sales increased by approximately $3,245,000 as a result of acquisitions, measured by business at dental laboratories owned less than one year, including $2,984,000 attributable to Green for the period of January 1, 2006 to February 28, 2006. Net sales increased approximately $1,598,000, or 5.0% at dental laboratories owned for more than one year during the quarter ended March 31, 2006 and the comparable quarter ended March 31, 2005, primarily as a result of price increases.
Cost of Goods Sold
     Our cost of goods sold increased by $2,843,000 or 13.6% in the quarter ended March 31, 2006 over the year-ago quarter. As a percentage of sales, cost of goods sold increased from 56.4% to 56.7%. The increase, primarily attributable to the NDX Laboratories segment due to product mix variables, was the result of increases in the cost of precious metals and increases in outsourced manufacturing costs. The cost of raw materials as a percentage of sales increased from 12.3% in the first quarter of 2005 to 13.4% in the first quarter of 2006. The average cost of precious metals used as components of many dental alloys, including gold and palladium, increased approximately 25% for gold and 15% for palladium, over average costs in the quarter ended March 31, 2005. Although we are able to pass most precious metal cost increases on to our customers, prolonged higher metal costs will continue to have a negative impact on gross profit percentages.

     Green produced a gross profit of 48.5%, compared to a gross profit of 42.5% for the NDX Laboratories. Green’s scale of operations within a single location provides efficiencies in overhead costs and greater labor productivity, offset by higher materials costs due to product mix variables. Overall, labor productivity in the first quarter of 2006 improved over the first quarter of 2005. As a percentage of sales, production labor and related benefits declined from 35.8% in 2005 to 34.2% in 2006. Green’s labor costs of 29.2% of sales for the quarter lowered the overall percentage and the portion attributable to NDX Laboratories declined to 34.9% of sales for the quarter.
Selling, General and Administrative Expenses
     Operating expenses, which consist of selling, delivery and administrative expenses both at the laboratory and corporate level, increased by $1,203,000 or 11.2% compared to the first quarter of 2005. Operating expenses decreased as a percentage of net sales from 33.7% as a percentage of sales in the first quarter of 2005 to 32.5% in 2006. As a percentage of sales, delivery expenses increased from 7.7% in the first quarter of 2005 to 8.6% in the first quarter of 2006, due to rising fuel costs. Selling expenses increased from 3.8% of sales in the first quarter of 2005 to 4.5% in the first quarter of 2006 partially attributable to a full quarter of operations in 2006 at Green Dental. Green operated with higher overall selling expenses in the first quarter of 2006 of 7.4% of sales compared to 4.1% of sales for NDX Laboratories. Green operates with higher selling costs as a result of differing marketing strategies and resource commitments in comparison to NDX Laboratories. Administrative expenses decreased from 9.4% of sales in the first quarter of 2005 to 8.9% in the first quarter of 2006 and laboratory incentive compensation decreased as a result of decreased earnings performance at certain laboratories.
     The net increase of $1,203,000 was primarily attributable to the following items:
•	Additional operating and amortization expense associated with recent acquisitions — $767,000;

•	Increases in salaries and benefits at the corporate and lab level, in part due to the addition of financial and management staff — $230,000;

•	Increases in consulting expenses and professional fees, including audit and compliance costs — $153,000;

•	Increases in delivery costs, including additional salaries, cost increases related to higher fuel prices — $475,000.

•	Decreases in laboratory incentive compensation as a result of laboratory profit performance — $214,000;

•	The gain from the sale of our former laboratory facility in Houston, Texas — $397,000;
Operating Income
     As a result of the factors discussed above, our operating income increased by $797,000 to $3,961,000 for the quarter ended March 31, 2006 from $3,164,000 for the quarter ended March 31, 2005. As a percentage of net sales, operating income increased from 9.9% in the first quarter of 2005 to 10.8% in the first quarter of 2006.
Interest Expense
     Net interest increased $217,000 from $72,000 in the first quarter of 2005 to $289,000 in the first quarter of 2006, primarily as a result of bank borrowings to fund the acquisition of Green and rising interest rates.
Provision for Income Taxes
     The provision for income taxes increased $126,000 from $1,186,000 in the first quarter of 2005 to $1,312,000 in the first quarter of 2006. The 40.0% effective tax rate for the first quarter of 2005 decreased to 37.9% for the first quarter of 2006. The decrease in effective tax rate for 2006 was due in part to recognition of lower federal tax expense resulting from the domestic manufacturing tax credit provisions of the American Jobs Creation Act of 2004.
Net Income
     As a result of all of the factors discussed above, net income increased to $2,150,000 or $.38 per share on a diluted basis in the first quarter of 2006 from $1,779,000 or $.32 per share on a diluted basis in the first quarter of 2005.

Factors That May Affect Future Results
     Various risks, uncertainties and contingencies could cause our actual results, performance or achievements to differ materially from those expressed in, or implied by, statements contained in this Quarterly Report on Form 10-Q, including, but not limited to those described in Part II, Item 1A, “Risk Factors” of this Quarterly Report and in Item 1A, “Risk Factors” in our most recently filed Annual Report on Form 10-K.
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
     At March 31, 2006, we had variable rate debt of $18,464,000. Based on this amount, the earnings and cash flows impact for the next year resulting from a one percentage point increase in interest rates would be approximately $115,000, net of tax, holding other variables constant.
Item 4. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures.
     We carried out an evaluation, with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of March 31, 2006. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2006, our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e), were effective to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission’s rules and forms and such information is accumulated and communicated to management, including the CEO and CFO, to allow timely decisions regarding required disclosure.
(b) Changes in Internal Controls.
     No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings:
We are involved from time to time in litigation incidental to our business. Our management believes that the outcome of current litigation will not have a material adverse effect upon our operations or financial condition and will not disrupt our normal operations.
Item 1A. Risk Factors:
There have been no material changes to the factors disclosed in Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, as filed with the SEC on March 16, 2006.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds:
We did not repurchase any of our equity securities during the fiscal quarter ended March 31, 2006 or engage in any transactions during such period reportable pursuant to Item 703 of Regulation S-K.
Item 3. Defaults upon Senior Securities:
Not Applicable
Item 4. Submission of Matters to a Vote of Security Holders:
Not Applicable
Item 5. Other Information:
On January 11, 2006, National Dentex increased the annual base salaries for fiscal 2006 of four of its five “named executive officers” (as defined under applicable SEC rules and regulations) in connection with its customary, year-end review process. The annual base salary of Donald E. Merz (Senior Vice President) was increased by $15,000 to $200,000 and that of Richard F. Becker, Jr. (Executive Vice President, Treasurer, and Chief Financial Officer) was increased by $20,000 to $220,000. The annual base salary of Arthur B. Champagne (Vice President) was increased by $15,000 to $185,000 and that of Richard G. Mariacher (Vice President Technical Services) was increased by $10,000 to $135,000.
Item 6. Exhibits:
The exhibits listed in the Exhibit Index immediately preceding the exhibits are filed as part of this Quarterly Report of Form 10-Q.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL DENTEX CORPORATION Registrant

May 10, 2006	By:	/s/ DAVID L. BROWN

David L. Brown
President, CEO and Director
(Principal Executive Officer)

May 10, 2006	By:	/s/ RICHARD F. BECKER, JR.

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