Form 10-Q
period 2006-06-30
NATIONAL DENTEX CORP /MA/
filed 2006-08-08
CIK 913616

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20004

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
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
Yes ☐           No ☑
     As of August 2, 2006, 5,509,194 shares of the registrant’s Common Stock, par value $.01 per share, were outstanding.

NATIONAL DENTEX CORPORATION
FORM 10-Q
QUARTER ENDED JUNE 30, 2006

NATIONAL DENTEX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	December 31,	June 30,
	2005	2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$401,251	$2,927,410
Accounts receivable:
Trade, less allowance of $300,000 in 2005 and $236,000 in 2006	14,468,140	15,682,917
Other	595,481	1,042,626
Inventories	6,700,283	6,982,339
Prepaid expenses	3,127,157	2,255,257
Deferred tax asset	8,646	16,548
Property held for sale	508,596	—

Total current assets	25,809,554	28,907,097

PROPERTY, PLANT AND EQUIPMENT:
Land and buildings	8,531,337	8,534,543
Leasehold and building improvements	10,433,008	10,850,262
Laboratory equipment	15,331,829	16,193,414
Furniture and fixtures	6,170,476	6,509,879

	40,466,650	42,088,098
Less — Accumulated depreciation and amortization	16,854,004	18,371,951

Net property, plant and equipment	23,612,646	23,716,147

OTHER ASSETS:
Goodwill	48,242,149	48,621,993
Trade names	5,644,443	5,644,443
Customer relationships, net	5,718,864	5,369,883
Non-competition agreements, net	2,656,329	2,227,105
Other assets	5,435,025	5,633,879

Total other assets	67,696,810	67,497,303

Total assets	$117,119,010	$120,120,547

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$2,840,621	$2,881,062
Accounts payable	3,449,227	2,805,195
Accrued liabilities:
Payroll and employee benefits	5,505,811	4,935,419
Current portion of deferred acquisition liabilities	1,338,224	1,505,096
Other accrued expenses	1,549,703	2,060,006

Total current liabilities	14,683,586	14,186,778

LONG-TERM LIABILITIES:
Long-term debt	15,860,133	14,518,005
Deferred compensation	2,956,417	3,078,920
Deferred acquisition liabilities	2,052,630	1,001,416
Deferred tax liability, non-current	5,492,163	5,366,425

Total long-term liabilities	26,361,343	23,964,766

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value Authorized — 500,000 shares None issued and outstanding	—	—
Common stock, $.01 par value Authorized — 8,000,000 shares Issued and Outstanding — 5,411,463 shares at December 31, 2005 and 5,506,364 shares at June 30, 2006	54,114	55,064
Paid-in capital	15,603,188	17,027,747
Retained earnings	60,416,779	64,886,192

Total stockholders’ equity	76,074,081	81,969,003

Total liabilities and stockholders’ equity	$117,119,010	$120,120,547

The accompanying notes are an integral part of these condensed consolidated financial statements.

NATIONAL DENTEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2005	2006	2005	2006
Net sales	$36,214,222	$38,116,202	$68,160,567	$74,905,049
Cost of goods sold	20,236,337	21,824,312	38,254,735	42,685,505

Gross profit	15,977,885	16,291,890	29,905,832	32,219,544
Selling, general and administrative expenses	11,327,606	11,947,123	22,091,701	23,914,132

Operating income	4,650,279	4,344,767	7,814,131	8,305,412
Other expense	161,861	227,185	289,497	437,815
Interest expense	276,966	281,003	348,634	569,642

Income before provision for income taxes	4,211,452	3,836,579	7,176,000	7,297,955
Provision for income taxes	1,623,909	1,516,681	2,809,728	2,828,542

Net income	$2,587,543	$2,319,898	$4,366,272	$4,469,413

Net income per share — basic	$.49	$.42	$.82	$.82

Net income per share — diluted	$.47	$.40	$.79	$.78

Weighted average shares outstanding — basic	5,321,665	5,492,537	5,297,195	5,461,393

Weighted average shares outstanding — diluted	5,558,070	5,774,191	5,557,365	5,750,131

The accompanying notes are an integral part of these condensed consolidated financial statements.

NATIONAL DENTEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended
	June 30,	June 30,
	2005	2006
Cash flows from operating activities:
Net income	$4,366,272	$4,469,413
Adjustments to reconcile net income to net cash provided by operating activities, net of effects of acquisitions:
Depreciation and amortization	1,825,037	2,270,662
Loss (gain) on disposal of property, plant and equipment	39,886	(403,722)
Benefit for deferred income taxes	(256,941)	(133,640)
Provision (benefit) for bad debts	131,037	(30,484)
Losses on write-down of inventories	—	113,585
Stock-based compensation expense	—	81,434
Changes in operating assets and liabilities, net of effects of acquisitions:
Increase in accounts receivable	(889,052)	(1,631,438)
Increase in inventories	(282,183)	(395,641)
(Increase) decrease in prepaid expenses	(5,836)	871,900
Decrease in other assets	7,006	33,638
Increase (decrease) in accounts payable and accrued liabilities	4,962,250	(581,619)

Net cash provided by operating activities	9,897,476	4,664,088

Cash flows from investing activities:
Payment for acquisitions, net of cash acquired	(25,670,113)	—
Payment of deferred purchase price	(292,441)	(1,184,341)
Premiums paid for life insurance policies	(699,352)	(329,505)
Additions to property, plant and equipment	(1,506,706)	(1,480,746)
Sales of property, plant and equipment	—	932,899

Net cash used in investing activities	(28,168,612)	(2,061,693)

Cash flows from financing activities:
Repayments of revolving line of credit	(2,000,000)
Borrowings of long-term debt	19,884,346	—
Repayments of long-term debt	—	(1,420,311)
Proceeds from issuance of common stock	743,276	1,344,075

Net cash provided by financing activities	18,627,622	(76,236)

Net increase in cash and cash equivalents	356,486	2,526,159
Cash and cash equivalents at beginning of period	2,215,742	401,251

Cash and cash equivalents at end of period	$2,572,228	$2,927,410

The accompanying notes are an integral part of these condensed consolidated financial statements.

NATIONAL DENTEX CORPORATION
Notes to Condensed Consolidated Financial Statements
June 30, 2006
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
     There were no acquisitions completed during the six months ended June 30, 2006. During the six months ended June 30, 2005, the Company acquired the following dental laboratory operations:

Acquisition	Form of Acquisition	Location	Period Acquired
Wornson-Polzin Dental Laboratory, Inc.	All Outstanding Capital Stock	Mankato, MN	February, 2005
Green Dental Laboratory, Inc	All Outstanding Capital Stock	Heber Springs, AR	March, 2005
Midtown Brunswick Dental Laboratory, Inc	Certain Assets	Brunswick, ME	May, 2005
     The following pro forma operating results of the Company assume these acquisitions had been made as of January 1, 2005. Such information includes adjustments to reflect additional depreciation, amortization and interest expense and is not necessarily indicative of what the results of operations would actually have been, or the results of operations to be expected in future periods.

Notes to Condensed Consolidated Financial Statements (Continued)

	Six Months Ended
	June 30,	June 30,
	2005	2006
	(unaudited)
Net sales	$71,493,000	$74,905,000
Net income	4,711,000	4,469,000
Net income per share:
Basic	$.89	$.82
Diluted	$.85	$.78
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
     The changes in the carrying amount of goodwill for the six months ended June 30, 2006 are as follows:

Six Months Ended
June 30, 2006
Balance as of January 1	$48,242,000
Adjustments related to contingent consideration	300,000
Adjustments related to the finalization of preliminary purchase estimates	80,000

Balance as of June 30	$48,622,000

     The Company’s contingent laboratory purchase price liabilities as defined in the purchase agreements are tied to earnings performance, generally over a three year period, and are approximately $2,406,000 at June 30, 2006. As the contingencies are resolved, any payments required are recorded as goodwill.
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
Trade Names
     Trade names are valued as they are acquired using a quantification of the income generated based on the recognition afforded by the trade name in the marketplace, using the relief-from-royalty valuation approach. Company practice is to use existing and acquired trade names in perpetuity, therefore there is no legal limit to their life and consequently they have been treated as indefinite-lived intangibles. While these assets are not subject to amortization, they are tested for impairment at least on an annual basis in accordance with SFAS No. 142. The Company uses the relief-from-royalty valuation approach at each fiscal year end to determine the fair value of the asset. Trade name impairment charges generally result from a decline in forecasted revenue at specific laboratories in comparison to revenue forecasts used in previous valuation calculations. Impairment charges, when recognized, are a component of selling, general and administrative expense. There were no trade name impairment charges recorded for the six month periods ended June 30, 2006 or 2005.

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

Six Months Ended
June 30, 2006
Customer relationships, gross	$6,663,000
Less: Accumulated amortization	(1,293,000)

Customer relationships, net — end of period	$5,370,000

     Amortization expense associated with customer relationships totaled approximately $349,000 for the six months ended June 30, 2006 and is recorded in selling, general and administrative expenses. Future amortization expense of the current customer relationship balance will be approximately:

For the remainder of fiscal 2006	$330,000
2007	660,000
2008	660,000
2009	660,000
2010	660,000
2011	660,000
Thereafter	1,740,000

$5,370,000

Non-competition Agreements
     The Company has incurred certain deferred purchase costs relating to non-compete agreements with certain individuals, ranging over periods of 2 to 15 years. The amounts assigned to non-competition agreements are amortized on a straight-line basis over the estimated economic lives of the agreements.

Six Months Ended
June 30, 2006
Non-competition agreements, gross	$9,998,000
Less: Accumulated amortization	(7,771,000)

Non-competition agreements, net	$2,227,000

     Amortization expense associated with non-competition agreements totaled approximately $429,000 for the six months ended June 30, 2006 and is recorded in selling, general and administrative expenses.
     Future amortization expense of non-competition agreements will be approximately:

For the remainder of fiscal 2006	$394,000
2007	429,000
2008	260,000
2009	238,000
2010	229,000
2011	191,000
Thereafter	486,000

$2,227,000

Notes to Condensed Consolidated Financial Statements (Continued)
(4) Earnings per Share
     In accordance with the disclosure requirements of SFAS Statement No. 128, “Earnings per Share,” basic earnings per share is computed by dividing net income by the weighted average number of shares outstanding and diluted earnings per share reflects the dilutive effect of stock options. The weighted average number of shares outstanding, the dilutive effects of outstanding stock options, and the shares under option plans that were anti-dilutive for the three and six months ended June 30, 2006 and 2005 are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2006	2005	2006
Weighted average number of shares used in basic earnings per share calculation	5,321,665	5,492,537	5,297,195	5,461,393
Incremental shares under option plans	236,405	281,654	260,170	288,738

Weighed average number of shares used in diluted earnings per share calculation	5,558,070	5,774,191	5,557,365	5,750,131

Shares under option plans excluded in computation of diluted earnings per share due to anti-dilutive effects	None	None	None	None

(5) Stock-Based Compensation
     The Company adopted the provisions of Statement of Financial Accounting Standard No. 123 (Revised 2004) (“FAS 123R”), Share Based Payments on January 1, 2006. FAS 123R requires the Company to measure and recognize in its consolidated statement of income the expense associated with all share-based payment awards made to employees and directors including stock option awards and awards granted under the terms of the Company’s Employee Stock Purchase Plan (“ESPP”). Stock compensation cost is recognized based on the estimated fair value over the employees’ or directors’ service period. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to FAS 123R. The Company considered the provisions of SAB 107 when it adopted FAS 123R. SAB 107 provides guidance in the area of valuation techniques, expected volatility and expected term calculations and disclosure requirements. The Company implemented FAS123R using the modified prospective approach. All stock options issued prior to January 1, 2006 were fully vested upon implementation of FAS123R.
     Prior to January 1, 2006, the Company accounted for share-based payments under APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”). Under APB 25 compensation cost was not recognized for options granted because the exercise price of options granted was equal to the market value of the Company’s common stock on the grant date and the ESPP plan was deemed non-compensatory.
     As a result of the adoption of FAS 123R, the accompanying consolidated statement of income for the six months ended June 30, 2006 includes $81,000 of stock based compensation expense. Compensation cost is measured on the grant date of the option, which is the date the Company’s Board of Directors approves the granting of the option. Compensation cost on discounts associated with ESPP purchases is estimated on the date that shares are granted. To measure the fair value of stock option grants, the Company utilizes the Black-Scholes option valuation method. The Black-Scholes option valuation method considers the following factors when calculating fair value – the exercise price of the option, the stock price on the date of the grant, the expected term of the option, the expected volatility during the expected term of the option, the expected dividends to be paid and the risk free interest rate expected during the option’s term. The requisite service period for substantially all of the Company’s stock options is the explicit vesting period included in the terms of the stock option award. Accordingly, the Company will estimate compensation expense based on the number of options it believes will ultimately vest, which includes an estimate of the number of options expected to be forfeited. The estimated fair value of future stock option grants will be recognized on a straight line basis over the requisite service period of the award. The Company periodically reviews its estimate of forfeitures and revises the estimate as facts and circumstances warrant.
     In April, 2001 the Company’s shareholders approved the 2001 Stock Plan (the “2001 Plan”), under which awards may be granted to key employees, officers and directors in the form of stock options. The Company’s shareholders approved an amendment to the 2001 Plan on May 16, 2006 to allow for the issuance of restricted stock and restricted stock units. The maximum number of shares or units that may be issued under the 2001 Plan is 825,000, subject to a sub-limit of 82,500 shares for restricted stock awards and restricted stock unit awards. At June 30, 2006, options to purchase a total of 334,200 shares were outstanding and there were 395,662 shares available for grant under the 2001 Plan. The Company also has the 1992 Long Term Incentive Plan (the “LTIP”) under which similar stock options also were granted. At June 30, 2006, options to purchase a total of 309,675 shares were outstanding under the LTIP. No further awards will be made under the LTIP. Stock option awards granted under the 2001 Plan and the LTIP generally vest ratably over three years on the anniversary date of the grants and are exercisable generally over a period of ten years.

Notes to Condensed Consolidated Financial Statements (Continued)
     In 1992, shareholders approved the establishment of the ESPP commencing April 1, 1992. Upon enrollment, employees purchase shares of the Company’s common stock at the end of each plan year, through payroll deductions, at a discount of 15% of the lower of the market price on the date of grant or the date of exercise, as quoted on NASDAQ.
     A summary of stock option activity and related information for the three months ended June 30, 2006, March 31, 2006 and the year ended December 31, 2005 is as follows:

		LTIP Plan			2001 Plan
		Weighted-	Weighted-		Weighted-	Weighted-
	Shares	Average	Average	Shares	Average	Average
	underlying	Exercise	Fair Value	Underlying	Exercise	Fair Value
	Options	Price	of Grants	Options	Price	of Grants
Outstanding December 31, 2004	449,069	$11.95		407,350	$14.55
Granted	—	—	—	—	—	—
Exercised	(80,917)	11.21	—	(41,425)	15.04	—
Forfeited	(8,971)	10.97	—	(7,000)	13.56	—

Outstanding December 31, 2005	359,181	12.14	—	358,925	14.52	—
Granted	—	—	—	—	—	—
Exercised	(29,875)	12.52	—	(19,125)	14.24	—
Forfeited	(420)	11.67	—	(1,000)	13.37	—

Outstanding March 31, 2006	328,886	12.11	—	338,800	$14.54	—
Granted	—	—	—	—	—	—
Exercised	(15,717)	12.02	—	(4,600)	15.89	—
Forfeited	(3,494)	12.97	—	—	—	—

Outstanding June 30, 2006	309,675	$12.10	—	334,200	$14.52	—
Exercisable at end of period:	309,675	$12.10	—	334,200	$14.52	—
     Under the 2001 Plan, as amended, in June 2006 the Company issued 1,596 shares of restricted stock and 3,192 restricted stock units as directors’ fees. The Company recorded stock-based compensation related to these shares and units of $18,000 in the quarter ended June 30, 2006.
     The following table summarizes restricted stock and restricted stock unit awards for the six months ended June 30, 2006 and year ended December 31, 2005 as follows:

	Restricted Stock		Restricted Stock Units
		Weighted-		Weighted-
		Average		Average
	Number of	Grant Date	Number of	Grant Date
	Shares	Fair Value	Shares	Fair Value
Outstanding December 31, 2005	—	—	—	—

Granted	1,596	$22.55	3,192	$22.55
Vested	—	—	—	—

Outstanding June 30, 2006	1,596	$22.55	3,192	$22.55
     As of June 30, 2006, there was $30,000 and $60,000 of total unrecognized compensation cost for restricted stock and restricted stock units, respectively. That cost will be recognized over a weighted average period of ten months.
     The total aggregate intrinsic value of awards outstanding as of June 30, 2006 is $6,338,000. Aggregate intrinsic value is calculated by subtracting the exercise price of the option from the closing price of the Company’s common stock on June 30, 2006 multiplied by the number of shares per each option. In addition, the weighted average remaining contractual life of options outstanding as of June 30, 2006 is 4.5 years. The total intrinsic value of options exercised during the six months ended June 30, 2006 was $209,000.

Notes to Condensed Consolidated Financial Statements (Continued)
     The following table summarizes the significant assumptions used to estimate stock compensation costs for the periods indicated:

	Three Months Ended
	March 31,	June 30,
	2006	2006
Weighted-Average Grant Date Fair Value	$4.41	$6.69
Risk-free interest rate	1.61%	5.27%
Expected Volatility	26.77%	33.19%
Expected Holding Period	1.0 Year	1.0 Year
Expected Forfeiture Rate	5.70%	5.70%
Expected Dividends	None	None
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
     Prior to adopting FAS123R, the Company had disclosed the pro forma effects of stock-based compensation in accordance with FAS 148 “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123”. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation during the three and six months ended June 30, 2005, as required by FAS 148.

	Three Months Ended	Six Months Ended
	June 30, 2005	June 30, 2005
Net income, as reported:	$2,587,543	$4,366,272
Add: Stock-based employee compensation expense included in reported net income		—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	19,890	39,323

Pro forma net income	$2,567,653	$4,326,949

Earnings per share: As reported, basic	$.49	$.82
Pro forma, basic	.48	.82
As reported, diluted	.47	.79
Pro forma, diluted	.46	.78
     There were no options granted during the six months ended June 30, 2005. The following table summarizes the significant assumptions used to estimate stock compensation using the Black-Scholes option-pricing model costs for the six month period ended June 30, 2005.

	Three Months Ended
	March 31,	June 30,
	2005	2005
Weighted-Average Grant Date Fair Value	$4.41	$4.41
Risk-free interest rate	1.61%	1.61%
Expected Volatility	26.77%	26.77%
Expected Holding Period	1.0 Year	1.0 Year
Expected Dividends	None	None
(6) Inventories
     Inventories consist of the following:

	December 31, 2005	June 30, 2006
Raw Materials	$5,482,280	$5,419,458
Work in Process	995,111	1,351,133
Finished Goods	222,892	211,748

	$6,700,283	$6,982,339

     Inventories are stated at the lower of cost (first-in, first-out) or market. Work in process represents an estimate of the value of specific orders in production yet incomplete at period end. Finished goods consist of completed orders that were shipped to customers subsequent to period end.

Notes to Condensed Consolidated Financial Statements (Continued)
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
     On August 9, 2005 the Agreement was superseded by an Amended and Restated Agreement (the “Amended Agreement”) with the Bank that added a five year credit facility in the form of a term loan in the principal amount of $20,000,000. Amounts previously borrowed under the revolving acquisition line of credit were repaid under the term loan facility, creating $20,000,000 of availability under the acquisition line of credit. Additionally, certain terms and conditions of the original Agreement were amended. The interest rate on both revolving lines of credit and the term loan is now the prime rate or, at the Company’s option, LIBOR, a cost of funds rate or the Bank’s fixed rate plus a range of 1.25% to 2.25%, depending on the ratio of consolidated funded debt to consolidated “EBITDA”, as defined in the Amended Agreement. The Amended Agreement requires monthly payments of principal, based on a seven year amortization schedule, with a final payment due on the fifth anniversary of the Amended Agreement. The Amended Agreement requires compliance with certain covenants, including the maintenance of specified net worth and other financial ratios. As of June 30, 2006, $5,000,000 was available under the first line of credit and $20,000,000 was available under the acquisition line of credit.

June 30, 2006
Total long-term debt	$17,399,000
Less: Current maturities	2,881,000

Long-term debt, less current portion	$14,518,000

     The table below reflects the expected repayment terms associated with this long-term debt at June 30, 2006. The interest rate associated with the Company’s current borrowings as of June 30, 2006 is 6.91%.

Principal Due
For the remainder of fiscal 2006	$1,437,000
Fiscal 2007	2,878,000
Fiscal 2008	2,872,000
Fiscal 2009	2,871,000
Fiscal 2010	7,341,000

Total	$17,399,000

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
     In March of 2005, the Company acquired Green Dental Laboratories, Inc. of Heber Springs, Arkansas. In accordance with SFAS 131, the Company identified Green, which is now the Company’s largest laboratory, as a separate operating segment as it met the quantitative thresholds of SFAS 131. As a result, the Company has two reportable segments. The accounting policies of this segment are consistent with those described for the consolidated financial statements in the summary of significant accounting policies.
     The following table sets forth information about the Company’s operating segments for the three and six months ended June 30, 2006 and 2005. The year-to-date results for Green include only four months in 2005 compared against six months in 2006.

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2005	June 30, 2006	June 30, 2005	June 30, 2006
Revenue:
NDX Laboratories	$31,751,233	$33,239,321	$62,103,161	$65,330,384
Green Dental Laboratory	4,468,584	4,913,316	6,063,001	9,635,520

Subtotal	36,219,817	38,152,637	68,166,162	74,965,904
Inter-segment Revenues:
Green Dental Laboratory	5,595	36,435	5,595	60,855

Net Sales	$36,214,222	$38,116,202	$68,160,567	$74,905,049

Laboratory Operating Income:
NDX Laboratories	$6,099,357	$5,388,293	$11,537,193	$10,692,348
Green Dental Laboratory	1,203,037	1,208,410	1,687,730	2,433,498

	$7,302,394	$6,596,703	$13,224,923	$13,125,846

Total Assets:
NDX Laboratories	$78,613,040	$83,575,833	$78,613,040	$83,575,833
Green Dental Laboratory	26,989,527	26,826,052	26,989,527	26,826,052
Corporate	8,845,085	9,718,662	8,845,085	9,718,662

	$114,447,652	$120,120,547	$114,447,652	$120,120,547

Capital Expenditures:
NDX Laboratories	$692,784	$388,144	$1,365,795	$1,223,319
Green Dental Laboratory	13,208	31,909	24,916	45,439
Corporate	80,002	138,983	115,995	211,988

	$785,994	$559,036	$1,506,706	$1,480,746

Depreciation & Amortization on Property, Plant & Equipment:
NDX Laboratories	$406,065	$567,207	$757,609	$1,054,607
Green Dental Laboratory	79,461	63,925	95,234	129,435
Corporate	143,489	150,822	213,373	291,245

	$629,015	$781,954	$1,066,216	$1,475,287

Notes to Condensed Consolidated Financial Statements (Continued)
Reconciliation of Laboratory Operating Income with reported Consolidated Operating Income:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2005	June 30, 2006	June 30, 2005	June 30, 2006
Laboratory Operating Income	$7,302,394	$6,596,703	$13,224,923	$13,125,846
Less:
Corporate Selling, General and Administrative Expenses	2,436,252	2,096,496	4,941,468	4,462,874
Amortization Expense — Intangible Assets	377,724	382,625	758,821	795,375
Add:
Other Expense	161,861	227,185	289,497	437,815

Consolidated Operating Income	$4,650,279	$4,344,767	$7,814,131	$8,305,412

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
     Certain statements in this Quarterly Report, particularly statements contained in this Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words “anticipate”, “believe”, “estimate”, “expect”, “plan”, “intend” and other similar expressions are intended to identify these forward-looking statements, but are not the exclusive means of identifying them. Forward-looking statements included in this Quarterly Report or hereafter included in other publicly available documents filed with the Securities and Exchange Commission (“SEC”), reports to our stockholders and other publicly available statements issued or released by us involve known and unknown risks, uncertainties, and other factors which could cause our actual results, performance (financial or operating) or achievements to differ from the future results, performance (financial or operating) or achievements expressed or implied by such forward looking statements. Such future results are based upon our best estimates based upon current conditions and the most recent results of operations. Various risks, uncertainties and contingencies could cause our actual results, performance or achievements to differ materially from those expressed in, or implied by, the forward-looking statements contained in this Quarterly Report. These include, but are not limited to, those described under the heading “Factors That May Affect Future Results”, as well as under Part II, Item 1A, “Risk Factors” of this Quarterly Report on Form 10-Q and under Item 1A of our most recently filed Annual Report on Form 10-K. We do not intend to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.
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
     Internal sales growth was relatively flat from 2001 to 2004, when we made note that the economic climate appeared to be impacting the dental laboratory industry. We believe that over those several years many patients and dentists postponed optimal treatment plans, such as crowns, and pursued less expensive alternatives such as amalgam fillings, for which we recognize no revenue. The general economic conditions affecting our operations in the dental laboratory industry have remained less than favorable as consumers continue this conservative practice. In 2005, we experienced internal sales growth of 3.7%, which included selling price increases during the period ranging from 3.5% to 10.0% at various laboratories and on various product lines. During the first six months of 2006, internal sales growth was 3.8%, including the effect of sales growth driven by increases in selling prices due to the underlying increasing costs of precious metals. We believe that the low cost segment for United States based dental laboratories has stopped growing and has begun to shrink as competition from offshore laboratories, primarily located in China, makes inroads into the domestic marketplace. In addition, we face growing competition from technology based solutions that allow dentists to fabricate their own restorations without the use of a dental lab. Both of these trends appear to be impacting industry growth.

     The main components of our costs are labor and related employee benefits. Over the last few years, competition for labor resources as well as increases in medical insurance premiums has driven these costs higher. We continually review and adjust staffing levels as appropriate at each of our locations while recognizing the need to maintain an available and properly trained workforce. In 2004 we experienced cost pressure resulting from the implementation expenditures necessary to comply with Section 404 of the Sarbanes-Oxley Act. The impact of these various Section 404 implementation costs on earnings for fiscal year 2004 was approximately $1,027,000, or approximately $0.11 per diluted share, net of taxes, with most of that occurring in the fourth quarter. For fiscal 2005, the cost of maintaining our compliance with Section 404 was approximately $720,000, or approximately $0.08 per diluted share, net of taxes. We believe that these compliance costs will decrease somewhat during 2006, although significant ongoing expenditures will be required to maintain our compliance within the internal controls framework required by the Sarbanes-Oxley Act.
     We have also continued to pursue our acquisition strategy, which has played an important role in helping us increase sales from $85,725,000 in 2001 to $135,843,000 in 2005. We recognize acquired customer relationships and trade names as intangible assets which require the recognition of amortization expense (for the customer relationships) and impairment testing (for both the customer relationships and the trade names). On a prospective basis, amortization expense will increase based upon our acquisition activity. The amount recognized for customer relationships and subsequent amortization expense will be dependent upon the expected profitability and customer retention characteristics of the acquired businesses.
     Effective March 1, 2005 we completed our largest acquisition to date, Green Dental Laboratories, Inc. (“Green”). Green is notable for several reasons. We believe that the synergies created by the addition of this laboratory will create value for the organization as a whole. Green is treated as a separate operating segment for reporting purposes and retains a separate company identity as a wholly owned subsidiary. In order to finance the purchase of Green, we borrowed approximately $20,000,000 in long-term debt and as a result, are more highly leveraged than we were prior to the Green acquisition. Future acquisitions may also be financed using available debt financing. Interest expense has therefore become a more significant component of our pre-tax earnings. Interest expense for the six months ended June 30, 2006 was $570,000 compared to $349,000 for the six months ended June 30, 2005 and $18,000 for the six months ended June 30, 2004.
     The earnings performance of Green and other recent acquisitions have contributed positively to our sales and gross margins, although our gross margins declined in the second quarter of 2006 by 1.4% to 42.7% compared to the year ago quarter and decreased the first six months of 2006 by .9% to 43.0% compared to the first six months of 2005. For the year ended December 31, 2005, net sales increased $24,090,000 or 21.6% with $19,980,000 attributable to recent acquisitions, measured by business at dental laboratories owned less than one year; gross profit increased $12,662,000, or 28.3%, with $10,090,000 attributable to acquisitions; and approximately 17.9 percentage points of the growth in sales and 22.6 percentage points of the growth in gross profit was attributable to acquisitions. During the six months ended June 30, 2006, net sales increased $6,744,000 with $4,183,000 attributable to acquired laboratories with the remainder primarily attributable to price increases. Green’s results for 2006 included two full quarters of sales compared to four months in 2005.

Liquidity and Capital Resources
     Our working capital increased $3,594,000 from $11,126,000 at December 31, 2005 to $14,720,000 at June 30, 2006, primarily as a result of $906,000 in cash proceeds from the sale of our former facility in Houston, Texas and increases in cash. Cash and cash equivalents increased $2,526,000 from $401,000 at December 31, 2005 to $2,927,000 at June 30, 2006. Operating activities provided $4,664,000 in cash flow for the six months ended June 30, 2006 compared to $9,897,000 during the six months ended June 30, 2005, a decrease of $5,183,000. This decrease was primarily attributable to decreases in accounts payable of $885,000, decreases in accrued liabilities of $4,593,000, primarily due to timing differences related to payroll and benefits of $2,322,000, reduced accruals for bonus plans of $1,189,000 and changes in income taxes payable of $370,000, offset by a gain of $397,000 from the sale of our former Houston, Texas facility.
     Cash outflows related to dental laboratory acquisitions, including deferred purchase price payments associated with prior period acquisitions, totaled $1,184,000 for the six months ended June 30, 2006 compared to $25,963,000 for the six months ended June 30, 2005. The significantly higher figure for 2005 was primarily due to the acquisition of Green Dental Laboratories, Inc. on March 1, 2005.
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
     On August 9, 2005 the Agreement was superseded by an Amended and Restated Agreement (the “Amended Agreement”) with the Bank that added a five year credit facility in the form of a term loan in the principal amount of $20,000,000. Amounts previously borrowed under the revolving acquisition line of credit were repaid under the term loan facility, creating $20,000,000 of availability under the acquisition line of credit. Additionally, certain terms and conditions of the original Agreement were amended. The interest rate on both revolving lines of credit and the term loan is now the prime rate or, at our option, LIBOR, a cost of funds rate, or the Bank’s fixed rate plus a range of 1.25% to 2.25% depending on the ratio of consolidated funded debt to consolidated “EBITDA”, as defined in the Amended Agreement. The Amended Agreement requires monthly payments of principal on the term loan, based on a seven year amortization schedule, with a final payment due on the fifth anniversary of the Amended Agreement. The Amended Agreement requires compliance with certain covenants, including the maintenance of specified net worth and other financial ratios. As of June 30, 2006, the full $5,000,000 was available under the first line of credit and the full $20,000,000 was available under the acquisition line of credit.

June 30, 2006
Total long-term debt	$17,399,000
Less: Current maturities	2,881,000

Long-term debt, less current portion	$14,518,000

     The table below reflects the expected repayment terms associated with long term debt at June 30, 2006. The interest rate associated with our current borrowings as of June 30, 2006 is 6.91%.

Principal Due
For the remainder of fiscal 2006	$1,437,000
Fiscal 2007	2,878,000
Fiscal 2008	2,872,000
Fiscal 2009	2,871,000
Fiscal 2010	7,341,000

Total	$17,399,000

     We believe that cash flow from operations and available financing will be sufficient to meet contemplated operating and capital requirements and deferred payments associated with prior acquisitions for the foreseeable future.

Commitments and Contingencies
The following table represents a list of our contractual obligations and commitments as of June 30, 2006:

	Payments Due By Period
		Less Than			Greater Than
	Total	1 Year	1 – 3 Years	4 – 5 Years	5 Years
Term Loan Facility	$17,281,000	$2,841,000	$8,522,000	$5,918,000	$—
Interest Expense	3,090,000	1,062,000	1,994,000	34,000	—
Capital Leases : Vehicles	118,000	40,000	61,000	17,000
Operating Leases:
Real Estate	13,701,000	2,601,000	4,014,000	2,962,000	4,124,000
Vehicles	917,000	628,000	289,000	—	—
Equipment	147,000	64,000	74,000	9,000	—
Construction Contracts	1,224,000	1,224,000	—	—	—
Laboratory Purchase Obligations	2,506,000	1,505,000	1,001,000	—	—
Contingent Laboratory Purchase Price	2,406,000	1,739,000	667,000	—	—

Total	$41,390,000	$11,704,000	$16,622,000	$8,940,000	$4,124,000

     In August, 2005 we refinanced borrowings on the acquisition line of credit to our new term loan facility. Bank borrowings on the term loan facility, net of the current portion of long-term debt are classified as long-term debt on the balance sheet. Interest expense related to the term loan facility, which is at variable rates, has been projected using the interest rate associated with current borrowings.
     We are committed under various non-cancelable operating lease agreements covering office space and dental laboratory facilities, vehicles and certain equipment. A portion of vehicle leases meet the requirements for capital lease treatment. Certain of these leases also require us to pay maintenance, repairs, insurance and related taxes.
     Laboratory purchase obligations totaling $2,506,000, classified as deferred acquisition costs, are presented in the liability section of the balance sheet. These obligations, including deferred obligations associated with non-competition agreements, represent purchase price commitments arising from dental laboratory acquisitions that are payable, irrespective of the acquired laboratory’s earnings performance. Contingent laboratory purchase price includes amounts subject to acquisition agreements that are tied to laboratory earnings performance, as defined within the acquisition agreements, generally over a three year period. As payments become determinable, they are recorded as goodwill.
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

Results of Operations
     Our results are required to be reported within two operating segments, NDX Laboratories and Green. The following table sets forth for the periods indicated the percentage of net sales represented by certain items in our condensed consolidated financial statements:

	Six Months Ended June 30, 2005			Six Months Ended June 30, 2006
	NDX Laboratories	Green Dental	Consolidated	NDX Laboratories	Green Dental	Consolidated
Net sales	100.0	100.0	100.0	100.0	100.0	100.0
Cost of goods sold	56.6	51.5	56.1	57.7	52.2	57.0

Gross profit	43.4	48.5	43.9	42.3	47.8	43.0
Selling, general and administrative expenses	25.2	22.0	24.9	25.9	22.6	25.5

Laboratory Operating Income	18.2	26.5	19.0	16.4	25.2	17.5

Add:
Other Expense			0.4			0.6
Less:
Corporate Selling
General & Administrative Expenses			6.9			5.9
Amortization Expense			1.1			1.1
Consolidated Operating Income			11.4			11.1
Other expense			0.4			0.6
Interest expense			0.5			0.8

Income before provision for Income Taxes			10.5			9.7
Provision for income taxes			4.1			3.7

Net income			6.4			6.0

Six Months Ended June 30, 2006 Compared with Six Months Ended June 30, 2005
Net Sales
     For the six months ended June 30, 2006, net sales increased $6,744,000 or 9.9% from the prior year six months. Net sales increased by approximately $4,183,000 as a result of acquisitions, measured by business at dental laboratories owned less than one year, including $2,984,000 attributable to Green for the period of January 1, 2006 to February 28, 2006. Net sales increased approximately $2,561,000, or 3.8% at dental laboratories owned for more than one year during the six months ended June 30, 2006 and the comparable six months ended June 30, 2005, primarily as a result of price increases.
Cost of Goods Sold
     Our cost of goods sold increased by $4,431,000 or 11.6% in the six months ended June 30, 2006 over the year-ago six months. As a percentage of sales, cost of goods sold increased from 56.1% to 57.0%. The increase, primarily attributable to the NDX Laboratories segment due to product mix variables, was the result of increases in the cost of precious metals and increases in outsourced manufacturing costs. The cost of raw materials as a percentage of sales increased from 12.7% in the first six months of 2005 to 13.8% in the first six months of 2006. The average cost of precious metals used as components of many dental alloys, including gold and palladium, increased approximately 38% for gold and 85% for palladium, over average costs in the six months ended June 30, 2005. Although we are able to pass most precious metal cost increases on to our customers, prolonged higher metal costs have had and likely will continue to have a negative impact on gross profit percentages.
     Green produced a gross profit of 47.8%, compared to a gross profit of 42.3% for the NDX Laboratories. Green’s scale of operations within a single location provides efficiencies in overhead costs and greater labor productivity, offset by higher materials costs due to product mix variables. Overall, labor productivity in the first six months of 2006 improved over the first six months of 2005. As a percentage of sales, production labor and related benefits declined from 35.2% in 2005 to 34.1% in 2006. Green’s labor costs of 28.7% of sales for the six months lowered the overall percentage and the portion attributable to NDX Laboratories declined to 34.9% of sales for the six months.

Selling, General and Administrative Expenses
     Operating expenses, which consist of selling, delivery and administrative expenses both at the laboratory and corporate level, increased by $1,822,000 or 8.25% compared to the first six months of 2005. Operating expenses decreased as a percentage of net sales from 32.4% as a percentage of sales in the first six months of 2005 to 31.9% in 2006. As a percentage of sales, delivery expenses increased from 7.4% in the first six months of 2005 to 8.5% in the first six months of 2006, due to rising fuel costs. Selling expenses increased from 4.1% of sales in the first six months of 2005 to 4.5% in the first six months of 2006 partially attributable to a full six months of operations in 2006 at Green Dental. Green operated with higher overall selling expenses in the first six months of 2006 of 7.5% of sales compared to 4.1% of sales for NDX Laboratories. Green operates with higher selling costs as a result of differing marketing strategies and resource commitments in comparison to NDX Laboratories. Administrative expenses decreased from 9.0% of sales in the first six months of 2005 to 8.8% in the first six months of 2006 and laboratory incentive compensation decreased as a result of decreased earnings performance at certain laboratories.
     The net increase of $1,822,000 in operating expenses was primarily attributable to the following items:
•	Additional operating costs and amortization expense associated with recent acquisitions — $767,000;

•	Increases in salaries and benefits at the corporate and lab level, in part due to additional finance and management staff — $157,000;

•	Increases in promotional advertising and customer loyalty rewards — $225,000:

•	Increases in benefit costs, including health and life insurance —$316,000;

•	Increases in delivery costs, including additional salaries and cost increases related to higher fuel prices — $1,006,000, partially offset by;
•	Decreases in laboratory and executive incentive compensation as a result of laboratory profit performance — $622,000

•	Decreases in consulting expenses and professional fees, including audit and compliance costs — $88,000;

•	Decreases in bad debt expense due to overall reductions in the age of receivables — $169,000;

•	The gain from the sale of our former laboratory facility in Houston, Texas — $397,000;
Operating Income
     As a result of the factors discussed above, our operating income increased by $491,000 to $8,305,000 for the six months ended June 30, 2006 from $7,814,000 for the six months ended June 30, 2005. As a percentage of net sales, operating income decreased from 11.5% in the first six months of 2005 to 11.1% in the first six months of 2006.
Interest Expense
     Net interest increased $221,000 from $349,000 in the first six months of 2005 to $570,000 in the first six months of 2006, primarily as a result of bank borrowings to fund the acquisition of Green and rising interest rates.
Provision for Income Taxes
     The provision for income taxes increased $19,000 from $2,810,000 in the first six months of 2005 to $2,829,000 in the first six months of 2006. The 39.2% effective tax rate for the first six months of 2005 decreased slightly to 38.8% for the first six months of 2006.
Net Income
     As a result of all of the factors discussed above, net income increased to $4,469,000 in the first six months of 2006 from $4,366,000 in the first six months of 2005. However, net income decreased to $.78 per share on a diluted basis in the first six months of 2006 from $.79 per share on a diluted basis in the first six months of 2005.

     The following table sets forth for the periods indicated the percentage of net sales represented by certain items in our condensed consolidated financial statements:

	Three Months Ended June 30, 2005			Three Months Ended June 30, 2006
	NDX Laboratories	Green Dental	Consolidated	NDX Laboratories	Green Dental	Consolidated
Net sales	100.0	100.0	100.0	100.0	100.0	100.0
Cost of goods sold	56.5	51.6	55.9	57.9	52.9	57.3

Gross profit	43.5	48.4	44.1	42.1	47.1	42.7
Selling, general and administrative expenses	24.9	23.3	24.7	25.9	22.5	25.4

Laboratory Operating Income	18.6	25.1	19.4	16.2	24.6	17.3

Add:
Other expense			0.4			0.6

Less:
Corporate Selling
General & Administrative Expenses			6.0			5.5
Amortization Expense			1.0			1.0
Consolidated Operating Income			12.8			11.4
Other Expense			0.4			0.6
Interest expense			0.8			0.7

Income before provision for income taxes			11.6			10.1
Provision for income taxes			4.5			4.0

Net income			7.1			6.1

Three Months Ended June 30, 2006 Compared with Three Months Ended June 30, 2005
Net Sales
     For the three months ended June 30, 2006, net sales increased $1,902,000 or 5.3% from the prior year quarter. Net sales increased approximately $1,410,000, or 3.9% at dental laboratories owned for more than one year during the quarter ended June 30, 2006 and the comparable quarter ended June 30, 2005, primarily as a result of price increases.
Cost of Goods Sold
     Our cost of goods sold increased by $1,588,000 or 7.9% in the quarter ended June 30, 2006 over the year-ago quarter. As a percentage of sales, cost of goods sold increased from 55.9% to 57.3%. The increase, primarily attributable to the NDX Laboratories segment due to product mix variables, was the result of increases in the cost of precious metals and increases in outsourced manufacturing costs. The cost of raw materials as a percentage of sales increased from 13.2% in the second quarter of 2005 to 14.2% in the second quarter of 2006. The average cost of precious metals used as components of many dental alloys, including gold and palladium, increased approximately 47% for gold and 81% for palladium, over average costs in the quarter ended June 30, 2005. Although we are able to pass most precious metal cost increases on to our customers, prolonged higher metal costs have had and likely will continue to have a negative impact on gross profit percentages.
     Green produced a gross profit of 47.1%, compared to a gross profit of 42.1% for the NDX Laboratories. Green’s scale of operations within a single location provides efficiencies in overhead costs and greater labor productivity, offset by higher materials costs due to product mix variables. Overall, labor productivity in the second quarter of 2006 improved over the second quarter of 2005. As a percentage of sales, production labor and related benefits declined from 34.7% in 2005 to 34.1% in 2006. Green’s labor costs of 28.3% of sales for the quarter lowered the overall percentage and the portion attributable to NDX Laboratories declined to 34.9% of sales for the quarter.
Selling, General and Administrative Expenses
     Operating expenses, which consist of selling, delivery and administrative expenses both at the laboratory and corporate level, increased by $620,000 or 5.5% compared to the second quarter of 2005. Operating expenses as a percentage of net sales were 31.3% in both the second quarter of 2005 and 2006. As a percentage of sales, delivery expenses increased from 7.2% in the second quarter of 2005 to 8.4% in the second quarter of 2006, due to rising fuel costs. Selling expenses increased from 4.3% of sales in the second quarter of 2005 to 4.5% in the second quarter of 2006 as a result of increases in promotional advertising and customer loyalty rewards. Green operated with higher overall selling expenses in the second quarter of 2006 of 7.5% of sales compared to 4.1% of sales for NDX Laboratories.

Green operates with higher selling costs as a result of differing marketing strategies and resource commitments in comparison to NDX Laboratories. Administrative expenses decreased from 8.7% of sales in the second quarter of 2005 to 8.6% in the second quarter of 2006 and laboratory incentive compensation decreased as a result of decreased earnings performance at certain laboratories.
     The net increase of operating expenses of $620,000 was primarily attributable to the following items:
•	Increases in salaries and benefits at the corporate and laboratory level, in part due to the addition of financial and management staff — $181,000;

•	Increases in benefit costs, including health and life insurance —$369,000

•	Increases in delivery costs, including additional salaries and cost increases related to higher fuel prices — $550,000:

•	Increases in promotional advertising and customer loyalty rewards — $133,000:
partially offset by;
•	Decreases in consulting expenses and professional fees, including audit and compliance costs — $242,000;

•	Decreases in bad debt expense due to overall reductions in the age of receivables — $120,000;

•	Decreases in laboratory and executive incentive compensation as a result of laboratory profit performance — $406,000;
Operating Income
     As a result of the factors discussed above, our operating income decreased by $306,000 to $4,345,000 for the quarter ended June 30, 2006 from $4,650,000 for the quarter ended June 30, 2005. As a percentage of net sales, operating income decreased from 12.8% in the second quarter of 2005 to 11.4% in the second quarter of 2006.
Interest Expense
     Net interest increased $4,000 from $277,000 in the second quarter of 2005 to $281,000 in the second quarter of 2006.
Provision for Income Taxes
     The provision for income taxes decreased $107,000 from $1,624,000 in the second quarter of 2005 to $1,517,000 in the second quarter of 2006. The 38.6% effective tax rate for the second quarter of 2005 increased to 39.5% for the second quarter of 2006. The increase in effective tax rate for 2006 was due in part to increased amounts of permanent differences, including stock-based compensation, for which no tax deduction is recognized.
Net Income
     As a result of all of the factors discussed above, net income decreased to $2,320,000 or $.40 per share on a diluted basis in the second quarter of 2006 from $2,588,000 or $.47 per share on a diluted basis in the second quarter of 2005.

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
     At June 30, 2006, we had variable rate debt of $17,399,000. Based on this amount, the earnings and cash flows impact for the next year resulting from a one percentage point increase in interest rates would be approximately $107,000, net of tax, holding other variables constant.
Item 4. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures.
     We carried out an evaluation, with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of June 30, 2006. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2006, our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e), were effective to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission’s rules and forms and such information is accumulated and communicated to management, including the CEO and CFO, to allow timely decisions regarding required disclosure.
(b) Changes in Internal Controls.
     No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds:
We did not repurchase any of our equity securities during the fiscal quarter ended June 30, 2006 or engage in any transactions during such period reportable pursuant to Item 703 of Regulation S-K.
Item 3. Defaults upon Senior Securities:
     Not Applicable
Item 4. Submission of Matters to a Vote of Security Holders:
Our Special Meeting in Lieu of an Annual Meeting of Stockholders was held on May 16, 2006. At the meeting, the following matters were voted upon and approved:
(a) Proposal to elect the following persons as directors.

	Number of Votes Cast	Number of Votes Witheld
Name	for Nominee	from Nominee
David L. Brown	4,709,335	170,579
Thomas E. Callahan	4,843,676	36,238
Jack R. Crosby	4,690,777	189,137
David V. Harkins	4,714,205	165,709
Norman F. Strate	4,843,976	35,938
(b) Proposal to approve the appointment of PricewaterhouseCoopers LLP as our auditors for the fiscal year ending December 31, 2006.

Number of Votes Cast	Number of Votes Cast	Number of Votes
for Proposal	Against Proposal	Abstained
4,861,424	18,297	193
(c) Proposal to adopt the Amended and Restated 2001 Stock Plan.

Number of Votes Cast	Number of Votes Cast	Number of Votes
for Proposal	Against Proposal	Abstained
3,614,641	386,026	879,247
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

NATIONAL DENTEX CORPORATION Registrant

August 8, 2006
	By:	/s/ DAVID L. BROWN
David L. Brown
President, CEO and Director (Principal Executive Officer)

August 8, 2006	By:	/s/ RICHARD F. BECKER, JR.
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