Form 10-Q
period 2006-09-30
NATIONAL DENTEX CORP /MA/
filed 2006-11-09
CIK 913616

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20004

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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
Yes ☐            No ☑
     As of November 2, 2006, 5,508,966 shares of the registrant’s Common Stock, par value $.01 per share, were outstanding.

NATIONAL DENTEX CORPORATION
FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2006

NATIONAL DENTEX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	December 31,	September 30,
	2005	2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$401,251	$3,968,390
Accounts receivable:
Trade, less allowance of $300,000 in 2005 and $241,000 in 2006	14,468,140	14,216,993
Other	595,481	757,700
Inventories	6,700,283	7,008,463
Prepaid expenses	3,127,157	3,152,467
Deferred tax asset	8,646	50,200
Property held for sale	508,596	—

Total current assets	25,809,554	29,154,213

PROPERTY, PLANT AND EQUIPMENT:
Land and buildings	8,531,337	8,534,543
Leasehold and building improvements	10,433,008	11,963,394
Laboratory equipment	15,331,829	16,620,554
Furniture and fixtures	6,170,476	6,589,698

	40,466,650	43,708,189
Less — Accumulated depreciation and amortization	16,854,004	18,876,134

Net property, plant and equipment	23,612,646	24,832,055

OTHER ASSETS:
Goodwill	48,242,149	49,261,238
Trade names	5,644,443	5,644,443
Customer relationships, net	5,718,864	5,204,934
Non-competition agreements, net	2,656,329	2,030,722
Other assets	5,435,025	5,858,913

Total other assets	67,696,810	68,000,250

Total assets	$117,119,010	$121,986,518

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$2,840,621	$3,117,780
Accounts payable	3,449,227	3,025,346
Accrued liabilities:
Payroll and employee benefits	5,505,811	6,316,692
Current portion of deferred acquisition liabilities	1,338,224	1,360,610
Other accrued expenses	1,549,703	1,977,145

Total current liabilities	14,683,586	15,797,573

LONG-TERM LIABILITIES:
Long-term debt	15,860,133	13,797,980
Deferred compensation	2,956,417	3,186,677
Deferred acquisition liabilities	2,052,630	987,710
Deferred tax liability, non-current	5,492,163	5,231,200

Total long-term liabilities	26,361,343	23,203,567

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value
Authorized — 500,000 shares None issued and outstanding	—	—
Common stock, $.01 par value
Authorized — 8,000,000 shares
Issued and Outstanding — 5,411,463 shares at December 31, 2005 and 5,508,263 shares at September 30, 2006	54,114	55,083
Paid-in capital	15,603,188	17,119,150
Retained earnings	60,416,779	65,811,145

Total stockholders’ equity	76,074,081	82,985,378

Total liabilities and stockholders’ equity	$117,119,010	$121,986,518

The accompanying notes are an integral part of these condensed consolidated financial statements.

NATIONAL DENTEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2005	2006	2005	2006
Net sales	$33,343,559	$34,613,284	$101,504,126	$109,518,333
Cost of goods sold	19,799,781	21,145,079	58,054,516	63,830,584

Gross profit	13,543,778	13,468,205	43,449,610	45,687,749
Selling, general and administrative expenses	11,038,166	11,542,245	33,129,867	35,456,377

Operating income	2,505,612	1,925,960	10,319,743	10,231,372
Other expense	72,937	157,808	362,434	595,623
Interest expense	191,075	278,759	539,711	848,401

Income before provision for income taxes	2,241,600	1,489,393	9,417,598	8,787,348
Provision for income taxes	863,135	564,440	3,672,863	3,392,982

Net income	$1,378,465	$924,953	$5,744,735	$5,394,366

Net income per share — basic	$.26	$.17	$1.08	$.98

Net income per share — diluted	$.25	$.16	$1.03	$.94

Weighted average shares outstanding — basic	5,334,068	5,508,966	5,309,621	5,476,887

Weighted average shares outstanding — diluted	5,578,056	5,754,629	5,563,621	5,751,980

The accompanying notes are an integral part of these condensed consolidated financial statements.

NATIONAL DENTEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended
	September 30,	September 30,
	2005	2006
Cash flows from operating activities:
Net income	$5,744,735	$5,394,366
Adjustments to reconcile net income to net cash provided by operating activities, net of effects of acquisitions:
Depreciation and amortization	2,837,279	3,363,010
Loss (gain) on disposal of property, plant and equipment	29,206	(285,926)
Benefit for deferred income taxes	(208,465)	(302,517)
Provision for bad debts	72,655	22,819
Losses on write-down of inventories	—	130,613
Stock-based compensation expense	—	154,881
Changes in operating assets and liabilities, net of effects of acquisitions:
Decrease in accounts receivable	189,392	66,109
Increase in inventories	(530,686)	(438,793)
Increase in prepaid expenses	(654,563)	(25,310)
(Increase) decrease in other assets	(42,408)	41,837
Increase in accounts payable and accrued liabilities	6,111,411	478,056

Net cash provided by operating activities	13,548,556	8,599,145

Cash flows from investing activities:
Payment for acquisitions, net of cash acquired	(25,670,113)	—
Payment of deferred purchase price	(965,815)	(1,917,660)
Premiums paid for life insurance policies	(504,425)	(494,811)
Additions to property, plant and equipment	(4,741,803)	(2,997,659)
Sales of property, plant and equipment	—	919,694

Net cash used in investing activities	(31,882,156)	(4,490,436)

Cash flows from financing activities:
Repayments of revolving line of credit	(2,000,000)	—
Borrowings of long-term debt	19,884,346	—
Repayments of long-term debt	(473,438)	(1,903,618)
Proceeds from issuance of common stock	1,771,887	1,362,048

Net cash provided by (used in) financing activities	19,182,795	(541,570)

Net increase in cash and cash equivalents	849,195	3,567,139
Cash and cash equivalents at beginning of period	2,215,742	401,251

Cash and cash equivalents at end of period	$3,064,937	$3,968,390

The accompanying notes are an integral part of these condensed consolidated financial statements.

NATIONAL DENTEX CORPORATION
Notes to Condensed Consolidated Financial Statements
September 30, 2006
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
     There were no acquisitions completed during the nine months ended September 30, 2006. Acquisitions completed after September 30, 2006 are discussed in Note 11 “Subsequent Events”. During the nine months ended September 30, 2005, the Company acquired the following dental laboratory operations:

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

Notes to Condensed Consolidated Financial Statements (Continued)

	Nine Months Ended
	September 30,	September 30,
	2005	2006
	(unaudited)
Net sales	$104,736,000	$109,518,000
Net income	6,112,000	5,394,000
Net income per share:
Basic	$1.15	$.98
Diluted	$1.10	$.94
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
     The changes in the carrying amount of goodwill for the nine months ended September 30, 2006 are as follows:

Nine Months Ended
September 30, 2006
Balance as of January 1	$48,242,000
Adjustments related to contingent consideration	1,019,000

Balance as of September 30	$49,261,000

     The Company’s contingent laboratory purchase price liabilities as defined in the purchase agreements are tied to earnings performance, generally over a three year period, and are approximately $1,687,000 at September 30, 2006. As the contingencies are resolved, any payments required are recorded as goodwill.
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
Trade Names
     Trade names are valued as they are acquired using a quantification of the income generated based on the recognition afforded by the trade name in the marketplace, using the relief-from-royalty valuation approach. Company practice is to use existing and acquired trade names in perpetuity, therefore there is no legal limit to their life and consequently they have been treated as indefinite-lived intangibles. While these assets are not subject to amortization, they are tested for impairment at least on an annual basis in accordance with SFAS No. 142. The Company uses the relief-from-royalty valuation approach at each fiscal year end to determine the fair value of the asset. Trade name impairment charges generally result from a decline in forecasted revenue at specific laboratories in comparison to revenue forecasts used in previous valuation calculations. Impairment charges, when recognized, are a component of selling, general and administrative expense. There were no trade name impairment charges recorded for the nine month periods ended September 30, 2006 or 2005.

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

As of
September 30, 2006
Customer relationships, gross	$6,663,000
Less: Accumulated amortization	(1,458,000)

Customer relationships, net — end of period	$5,205,000

     Amortization expense associated with customer relationships totaled approximately $514,000 for the nine months ended September 30, 2006 and is recorded in selling, general and administrative expenses. Future amortization expense of the current customer relationship balance will be approximately:

For the remainder of fiscal 2006	$165,000
2007	660,000
2008	660,000
2009	660,000
2010	660,000
2011	660,000
Thereafter	1,740,000

$5,205,000

Non-competition Agreements
     The Company has incurred certain deferred purchase costs relating to non-compete agreements with certain individuals, ranging over periods of 2 to 15 years. The amounts assigned to non-competition agreements are amortized on a straight-line basis over the estimated economic lives of the agreements.

As of
September 30, 2006
Non-competition agreements, gross	$10,003,000
Less: Accumulated amortization	(7,972,000)

Non-competition agreements, net	$2,031,000

     Amortization expense associated with non-competition agreements totaled approximately $630,000 for the nine months ended September 30, 2006 and is recorded in selling, general and administrative expenses.
     Future amortization expense of non-competition agreements will be approximately:

For the remainder of fiscal 2006	$194,000
2007	431,000
2008	262,000
2009	238,000
2010	229,000
2011	191,000
Thereafter	486,000

$2,031,000

Notes to Condensed Consolidated Financial Statements (Continued)
(4) Earnings per Share
     In accordance with the disclosure requirements of SFAS No. 128, “Earnings per Share,” basic earnings per share is computed by dividing net income by the weighted average number of shares outstanding and diluted earnings per share reflects the dilutive effect of stock options and the Company’s Employee Stock Purchase Plan. The weighted average number of shares outstanding, the dilutive effects of outstanding stock options, and the shares under option plans that were anti-dilutive for the three and nine months ended September 30, 2006 and 2005 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2006	2005	2006
Weighted average number of shares used in basic earnings per share calculation	5,334,068	5,508,966	5,309,621	5,476,887
Incremental shares under option plans	243,988	245,663	254,000	275,093

Weighed average number of shares used in diluted earnings per share calculation	5,578,056	5,754,629	5,563,621	5,751,980

Shares under option plans excluded in computation of diluted earnings per share due to anti-dilutive effects	None	None	None	None

(5) Stock-Based Compensation
     The Company adopted the provisions of Statement of Financial Accounting Standard No. 123 (Revised 2004) (“SFAS 123R”), Share Based Payments on January 1, 2006. SFAS 123R requires the Company to measure and recognize in its consolidated statement of income the expense associated with all share-based payment awards made to employees and directors including stock option awards and awards granted under the terms of the Company’s Employee Stock Purchase Plan (“ESPP”). The estimated fair value of stock compensation cost is recognized over the employees’ or directors’ service vesting period. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123R. The Company considered the provisions of SAB 107 when it adopted SFAS 123R. SAB 107 provides guidance in the area of valuation techniques, expected volatility and expected term calculations and disclosure requirements. The Company implemented SFAS 123R using the modified prospective approach. All stock options issued prior to January 1, 2006 were fully vested upon implementation of SFAS 123R.
     Prior to January 1, 2006, the Company accounted for share-based payments under APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”). Under APB 25 compensation cost was not recognized for options granted because the exercise price of options granted was equal to the market value of the Company’s common stock on the measurement date and the ESPP plan was deemed non-compensatory.
     As a result of the adoption of FAS 123R, the accompanying consolidated statement of income for the nine months ended September 30, 2006 includes $155,000 of stock based compensation expense. Compensation cost is measured on the grant date of the option, which is the date the Company’s Board of Directors approves the granting of the option. Compensation cost on discounts associated with ESPP purchases is estimated on the date that share rights are granted. To measure the fair value of stock option grants, the Company utilizes the Black-Scholes option valuation method. The Black-Scholes option valuation method considers the following factors when calculating fair value – the exercise price of the option, the stock price on the date of the grant, the expected term of the option, the expected volatility during the expected term of the option, the expected dividends to be paid and the risk free interest rate expected during the option’s term. The requisite service period for substantially all of the Company’s stock options is the explicit vesting period included in the terms of the stock option award. Accordingly, the Company will estimate compensation expense based on the number of options it believes will ultimately vest, which includes an estimate of the number of options expected to be forfeited. The estimated fair value of future stock option grants will be recognized on a straight line basis over the requisite service period of the award. The Company periodically reviews its estimate of forfeitures and revises the estimate as facts and circumstances warrant.
     In April, 2001 the Company’s shareholders approved the 2001 Stock Plan (the “2001 Plan”), under which awards may be granted to key employees, officers and directors in the form of stock options. The Company’s shareholders approved an amendment to the 2001 Plan on May 16, 2006 to allow for the issuance of restricted stock and restricted stock units. The maximum number of shares or units that may be issued under the 2001 Plan is 825,000, subject to a sub-limit of 82,500 shares for restricted stock awards and restricted stock unit awards. At September 30, 2006, options to purchase a total of 332,700 shares were outstanding and there were 395,662 shares available for grant under the 2001 Plan. The Company also has the 1992 Long Term Incentive Plan (the “LTIP”) under which similar stock options also were granted. At September 30, 2006, options to purchase a total of 309,263 shares were outstanding under the LTIP. No further awards will be made under the LTIP. Stock option awards granted under the 2001 Plan and the LTIP generally vest ratably over three years on the anniversary date of the grants and are exercisable generally over a period of ten years.

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
     A summary of stock option activity and related information for the three months ended September 30, 2006, June 30, 2006, March 31, 2006 and the year ended December 31, 2005 is as follows:

	LTIP Plan		2001 Plan
		Weighted-		Weighted-
	Shares	Average	Shares	Average
	underlying	Exercise	Underlying	Exercise
	Options	Price	Options	Price
Outstanding December 31, 2004	449,069	$11.95	407,350	$14.55
Granted	—	—	—	—
Exercised	(80,917)	11.21	(41,425)	15.04
Forfeited	(8,971)	10.97	(7,000)	13.56

Outstanding December 31, 2005	359,181	12.14	358,925	14.52
Granted	—	—	—	—
Exercised	(29,875)	12.52	(19,125)	14.24
Forfeited	(420)	11.67	(1,000)	13.37

Outstanding March 31, 2006	328,886	12.11	338,800	$14.54
Granted	—	—	—	—
Exercised	(15,717)	12.02	(4,600)	15.89
Forfeited	(3,494)	12.97	—	—

Outstanding June 30, 2006	309,675	$12.10	334,200	$14.52
Granted	—	—	—	—
Exercised	—	—	(1,500)	14.03
Forfeited	(412)	13.21	—	—

Outstanding September 30, 2006	309,263	$12.10	332,700	$14.52
Exercisable at end of period:	309,263	$12.10	332,700	$14.52
     Under the 2001 Plan, as amended, in June 2006 the Company issued 1,596 shares of restricted stock and 3,192 restricted stock units as directors’ fees. The Company recorded stock-based compensation expense related to these shares and units of $45,000 for the nine months ended September 30, 2006.
     The following table summarizes restricted stock and restricted stock unit awards for the nine months ended September 30, 2006 and year ended December 31, 2005 as follows:

	Restricted Stock		Restricted Stock Units
		Weighted-		Weighted-
		Average		Average
	Number	Grant Date	Number	Grant Date
	of Shares	Fair Value	of Shares	Fair Value
Outstanding December 31, 2005	—	—	—	—
Granted	1,596	$22.55	3,192	$22.55
Vested	—	—	—	—

Outstanding September 30, 2006	1,596	$22.55	3,192	$22.55
     As of September 30, 2006, there was $21,000 and $42,000 of total unrecognized compensation cost for restricted stock and restricted stock units, respectively. That cost will be recognized over a weighted average period of seven months.
     The total aggregate intrinsic value of awards outstanding as of September 30, 2006, excluding restricted stock and restricted stock unit grants, is $4,042,000. Aggregate intrinsic value is calculated by subtracting the exercise price of the option from the closing price of the Company’s common stock on September 30, 2006 multiplied by the number of shares per each option. In addition, the weighted average remaining contractual life of options outstanding as of September 30, 2006 is 4.3 years. The total intrinsic value of options exercised during the nine months ended September 30, 2006 was $462,000.

Notes to Condensed Consolidated Financial Statements (Continued)
The following table summarizes the significant assumptions used to estimate stock compensation costs for the periods indicated:

	January 1 — March 31, 2006	April 1 — September 30, 2006
Weighted-Average Grant Date Fair Value	$4.41	$6.69
Risk-free interest rate	1.61%	5.27%
Expected Volatility	26.77%	33.19%
Expected Holding Period	1.0 Year	1.0 Year
Expected Forfeiture Rate	5.70%	5.70%
Expected Dividends	None	None
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
     Prior to adopting FAS 123R, the Company had disclosed the pro forma effects of stock-based compensation in accordance with FAS 148 “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123”. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation during the three and nine months ended September 30, 2005, as required by FAS 148.

	Three Months Ended	Nine Months Ended
	September 30, 2005	September 30, 2005
Net income, as reported:	$1,378,465	$5,744,735
Add: Stock-based employee compensation expense included in reported net income
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	19,728	59,109

Pro forma net income	1,358,737	5,685,626

Earnings per share: As reported, basic	$.26	$1.08
Pro forma, basic	.25	1.07
As reported, diluted	.25	1.03
Pro forma, diluted	.24	1.02
     There were no options granted during the nine months ended September 30, 2005. The following table summarizes the significant assumptions used to estimate stock compensation using the Black-Scholes option-pricing model costs for the nine month period ended September 30, 2005.

January 1 — September 30, 2005
Weighted-Average Grant Date Fair Value	$4.41
Risk-free interest rate	1.61%
Expected Volatility	26.77%
Expected Holding Period	1.0 Year
Expected Dividends	None

Notes to Condensed Consolidated Financial Statements (Continued)
(6) Inventories
     Inventories consist of the following:

	December 31, 2005	September 30, 2006
Raw Materials	$5,482,280	$5,458,463
Work in Process	995,111	1,321,696
Finished Goods	222,892	228,304

	$6,700,283	$7,008,463

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
     On August 9, 2005 the Agreement was superseded by an Amended and Restated Agreement (the “Amended Agreement”) with the Bank that added a five year credit facility in the form of a term loan in the principal amount of $20,000,000. Amounts previously borrowed under the revolving acquisition line of credit were repaid under the term loan facility, creating $20,000,000 of availability under the acquisition line of credit. Additionally, certain terms and conditions of the original Agreement were amended. The interest rate on both revolving lines of credit and the term loan became the prime rate or, at the Company’s option, LIBOR, a cost of funds rate or the Bank’s fixed rate plus a range of 1.25% to 2.25%, depending on the ratio of consolidated funded debt to consolidated “EBITDA”, as defined in the Amended Agreement. The Amended Agreement required monthly payments of principal on the term loan, based on a seven year amortization schedule, with a final payment due on the fifth anniversary of the Amended Agreement. The Amended Agreement required compliance with certain covenants, including the maintenance of specified net worth and other financial ratios. As of September 30, 2006, $5,000,000 was available under the first line of credit and $20,000,000 was available under the acquisition line of credit.

September 30, 2006
Total long-term debt	$16,916,000
Less: Current maturities	3,118,000

Long-term debt, less current portion	$13,798,000

The table below reflects the expected repayment terms associated with this long-term debt at September 30, 2006. The interest rate associated with the Company’s current borrowings as of September 30, 2006 is 6.91%.

Principal Due
For the remainder of fiscal 2006	$954,000
Fiscal 2007	2,878,000
Fiscal 2008	2,872,000
Fiscal 2009	2,871,000
Fiscal 2010	7,341,000

Total	$16,916,000

Notes to Condensed Consolidated Financial Statements (Continued)
     In October 2006 the Company borrowed against the acquisition line of credit to finance the acquisition of Keller Group, Incorporated (“Keller”) See Note 11, “Subsequent Events”. Following this acquisition, the Company and the Bank executed a Second Amended and Restated Loan Agreement on November 7, 2006 (the “Second Agreement”). The Second Agreement amends and restates the Amended Agreement (a) to increase the term loan facility to an aggregate principal amount of $35,000,000 and use the proceeds of the increase in the term loan to repay the portion of the outstanding principal balance under the acquisition line of credit and (b) to adjust the allocation of availability under the lines of credit by increasing the revolving line of credit to $10,000,000 ($5,000,000 of which may be used for future acquisitions) and decreasing the acquisition line of credit from $20,000,000 to $15,000,000. The interest rate on both lines of credit and the term loan is now the prime rate or, at the Company’s option, LIBOR, a cost of funds rate or the Bank’s fixed rate plus a range of 1.25% to 3.00%, depending on the ratio of consolidated total funded debt to consolidated “EBITDA”, as defined in the Second Agreement. The term loan facility portion of the Second Agreement requires monthly interest payments and monthly payments of principal, based on a seven year amortization schedule, with a final payment due on the fifth anniversary of the Second Agreement. The acquisition line of credit and the first line of credit mature on the third anniversary of the Second Agreement. The Second Agreement requires compliance with certain covenants, including the maintenance of specified net worth and other financial ratios.
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
     In March, 2005, the Company acquired Green Dental Laboratories, Inc. of Heber Springs, Arkansas. In accordance with SFAS 131, the Company identified Green as a separate operating segment. As a result, the Company has two reportable segments. The accounting policies of the Green segment are consistent with those described for the consolidated financial statements in the summary of significant accounting policies.
     The following table sets forth information about the Company’s operating segments for the three and nine months ended September 30, 2006 and 2005. The year-to-date results for Green include only seven months in 2005 compared against nine months in 2006.

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2005	September 30, 2006	September 30, 2005	September 30, 2006
Revenue:
NDX Laboratories	$29,108,232	$30,043,942	$91,211,393	$95,374,326
Green Dental Laboratory	4,249,922	4,599,070	10,312,923	14,234,590

Subtotal	33,358,154	34,643,012	101,524,316	109,608,916
Inter-segment Revenues:
Green Dental Laboratory	14,595	29,728	20,190	90,583

Net Sales	$33,343,559	$34,613,284	$101,504,126	$109,518,333

Laboratory Operating Income:
NDX Laboratories	$4,168,807	$3,253,305	$15,416,503	$13,945,653
Green Dental Laboratory	1,048,214	1,182,232	2,735,944	3,615,730

	$5,217,021	$4,435,537	$18,152,447	$17,561,383

Total Assets:
NDX Laboratories	$80,606,229	$83,608,850	$80,606,229	$83,608,850
Green Dental Laboratory	26,911,990	26,878,222	26,911,990	26,878,222
Corporate	9,945,337	11,499,446	9,945,337	11,499,446

	$117,463,556	$121,986,518	$117,463,556	$121,986,518

Capital Expenditures:
NDX Laboratories	$2,623,231	$1,613,379	$3,989,024	$2,836,697
Green Dental Laboratory	28,302	253,200	53,218	298,639
Corporate	583,566	73,022	699,561	285,009

	$3,235,099	$1,939,601	$4,741,803	$3,420,345

Depreciation & Amortization on Property, Plant & Equipment:
NDX Laboratories	$404,994	$513,055	$1,162,603	$1,567,662
Green Dental Laboratory	63,978	64,179	159,212	193,614
Corporate	114,133	141,866	327,506	433,111

	$583,105	$719,100	$1,649,321	$2,194,387

Notes to Condensed Consolidated Financial Statements (Continued)
Reconciliation of Laboratory Operating Income with reported Consolidated Operating Income:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2005	September 30, 2006	September 30, 2005	September 30, 2006
Laboratory Operating Income	$5,217,021	$4,435,537	$18,152,447	$17,561,383
Less:
Corporate Selling, General and Administrative Expenses	2,355,209	2,294,136	7,007,180	6,757,010
Amortization Expense – Intangible Assets	429,137	373,249	1,187,958	1,168,624
Add:
Other Expense	72,937	157,808	362,434	595,623

Consolidated Operating Income	$2,505,612	$1,925,960	$10,319,743	$10,231,372

(9) Recent Accounting Pronouncements
     In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109”, (“FIN 48”). FIN 48 clarifies the uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. This interpretation is effective for fiscal years beginning after December 15, 2006 and is required to be adopted by the Company effective January 1, 2007. The Company is currently evaluating the impact of this Interpretation on its financial statements.
     In September 2006, the SEC released Staff Accounting Bulletin No. 108 “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides interpretative guidance on how public companies quantify financial statement misstatements. There have been two common approaches used to quantify such errors. Under an income statement approach, the “roll-over” method, the error is quantified as the amount by which the current year income statement is misstated. Alternatively, under a balance sheet approach, the “iron curtain” method, the error is quantified as the cumulative amount by which the current year balance sheet is misstated. In SAB 108, the SEC established an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the company’s financial statements and the related financial statement disclosures. This model is commonly referred to as a “dual approach” because it requires quantification of errors under both the roll-over and iron curtain methods. SAB 108 is effective for the Company as of December 31, 2006. The adoption of SAB 108 is not expected to have a material impact on the Company’s consolidated financial statements.
(10) Legal Proceedings
     The Company is involved from time to time in litigation incidental to its business. Management believes that the outcome of current litigation will not have a material adverse effect upon the operations or financial condition of the Company and will not disrupt the normal operations of the Company.
(11) Subsequent Events
     Effective as of October 2, 2006, the Company acquired all of the outstanding capital stock of Impact Dental Laboratory Limited of Ottawa, Ontario, Canada (“Impact”). Impact reported sales in excess of CDN $4,000,000 in its last fiscal year ended December 31, 2005.
     Effective as of October 2, 2006, the Company acquired all of the outstanding capital stock of Keller Group, Incorporated (“Keller”), a privately-held dental laboratory business with production facilities in both St. Louis, Missouri and Louisville, Kentucky, and sales offices in Kansas City, Missouri and Indianapolis, Indiana. Keller reported sales in excess of $17,000,000 in its last fiscal year ended December 31, 2005. The cost of the acquisition, net of cash acquired, was approximately $20,000,000. See Note 7, “Lines of Credit and Term Loan Facility”

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward Looking Statements
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
Overview
     We own and operate 47 dental laboratories located in 31 states and one Canadian province, serving an active customer base of over 24,000 dentists. Our business consists of the design, fabrication, marketing and sale of custom dental prosthetic appliances for dentists located primarily in the domestic marketplace.
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
     The general economic conditions affecting our operations and the dental laboratory industry in general have remained less than favorable over the past several years as many patients and dentists continue to postpone optimal treatment plans, such as crowns, and pursue less expensive alternatives such as amalgam fillings, for which we recognize no revenue. In 2005, we experienced internal sales growth of 3.7%, which included selling price increases during the period ranging from 3.5% to 10.0% at various laboratories and on various product lines. During the first nine months of 2006, internal sales growth was 3.8%, including the effect of increased prices due to underlying increases in the prices of precious metals. We believe that the low cost segment for United States-based dental laboratories has stopped growing and has begun to shrink as competition from offshore laboratories, primarily those located in China, makes inroads into the domestic marketplace. While our business has not focused on this segment of the market we do see some price pressure from other laboratories in our market places that has generally made it more difficult for us to increase our prices. In addition, we face growing competition from technology-based solutions that allow dentists to fabricate their own restorations without the use of a dental lab. Both of these trends appear to be impacting industry growth, and have been inhibiting our results from operations. Technology based dental laboratory CAD-CAM manufacturing solutions have required additional investments in capital equipment. While we expect these capital expenditures will benefit future periods, they have not yet positively impacted net income in recent periods.
     The main components of our costs are labor and related employee benefits. Over the past several years, competition for labor resources as well as increases in medical insurance premiums have driven these costs higher. We continually review and adjust staffing levels as appropriate at each of our locations while recognizing the need to maintain an available and properly trained workforce. In 2004 we experienced cost pressure resulting from the implementation expenditures necessary to comply with Section 404 of the Sarbanes-Oxley Act. The impact of these various Section 404 implementation costs on earnings for fiscal year 2004 was approximately $1,027,000, or approximately $0.11 per diluted share, net of taxes, with most of that occurring in the fourth quarter. For fiscal 2005, the cost of maintaining our compliance with Section 404 was approximately $720,000, or approximately $0.08 per diluted share, net of taxes. We believe that these compliance costs will decrease somewhat during 2006, although significant ongoing expenditures will be required to maintain our compliance within the internal controls framework required by the Sarbanes-Oxley Act.
     We have also continued to pursue our acquisition strategy, which has played an important role in helping us increase sales from $85,725,000 in 2001 to $135,843,000 in 2005. We recognize acquired customer relationships and trade names as intangible assets which require the recognition of amortization expense (for the customer relationships) and impairment testing (for both the customer relationships and the trade names). On a prospective basis, our future amortization expense will increase based upon our recent and any future acquisition activity. The amount recognized for customer relationships and subsequent amortization expense will depend on the expected profitability and customer retention characteristics of our recently acquired businesses together with those, if any, that we may subsequently acquire.
     Effective March 1, 2005 we completed what was then our largest acquisition to date, Green Dental Laboratories, Inc. (“Green”). We believe that the synergies created by the addition of this laboratory will create value for the organization as a whole. Green is treated as a separate operating segment for reporting purposes and retains a separate company identity as a wholly owned subsidiary. In order to finance the purchase of Green, we borrowed approximately $20,000,000 in long-term debt and as a result, are more highly leveraged than we were prior to the Green acquisition. Future acquisitions may also be financed using available debt financing. Interest expense has therefore become a more significant component of our pre-tax earnings. Interest expense for the nine months ended September 30, 2006 was $848,000 compared to $540,000 for the nine months ended September 30, 2005 and $28,000 for the nine months ended September 30, 2004.
     The earnings performance of Green and other acquisitions from 2004 and 2005 have contributed positively to our sales and gross margins, although our gross margins declined in the third quarter of 2006 by 1.4% to 38.9% compared to the year ago quarter and decreased the first nine months of 2006 by 1.0% to 41.8% compared to the first nine months of 2005. For the year ended December 31, 2005, net sales increased $24,090,000 or 21.6% with $19,980,000 attributable to recent acquisitions, measured by business at dental laboratories owned less than one year; gross profit increased $12,662,000, or 28.3%, with $10,090,000 attributable to acquisitions; and approximately 17.9 percentage points of the growth in sales and 22.6 percentage points of the growth in gross profit was attributable to acquisitions. During the nine months ended September 30, 2006, net sales increased $8,014,000 with $4,183,000 attributable to acquired laboratories with the remainder primarily attributable to price increases. Green’s results for 2006 included three full quarters of sales compared to seven months in 2005.
     Subsequent to the end of our third quarter, effective October 2, 2006, we completed our largest acquisition to date, Keller Group, Incorporated (“Keller”) of St. Louis, Missouri. Keller will become a separate operating segment in our segment reporting. With annual revenues in excess of $17,000,000, Keller differs from National Dentex in its approach to marketing and to the marketplace. In recent years Keller has broadened its focus from local markets in the Midwest to the national marketplace. In order to sustain this strategy, Keller invests significantly in product advertising, primarily in dental print publications. As a result, we expect Keller to return lower net margins than our other operating segments but conversely expect it to obtain significantly stronger sales growth. We believe that the addition of the Keller management team will create value for our organization as a whole. In order to finance the acquisition of Keller, we borrowed approximately $19,200,000 in long-term debt under our acquisition line of credit.

Liquidity and Capital Resources
     Our working capital increased $2,231,000 from $11,126,000 at December 31, 2005 to $13,357,000 at September 30, 2006, primarily as a result of $906,000 in cash proceeds from the sale of our former facility in Houston, Texas and other increases in cash associated with our operating results. Cash and cash equivalents increased $3,567,000 from $401,000 at December 31, 2005 to $3,968,000 at September 30, 2006. Operating activities provided $8,599,000 in cash flow for the nine months ended September 30, 2006 compared to $13,549,000 during the nine months ended September 30, 2005, a decrease of $4,949,000. This decrease was primarily attributable to decreases in accounts payable of $1,815,000, decreases in accrued liabilities of $3,819,000, primarily due to reduced accruals for bonus plans of $1,394,000, associated with our performance requirements in our bonus plans and a decrease in accruals for deferred acquisition costs related to the acquisition of Green in 2005, and offset by a gain of $397,000 from the sale of our former Houston, Texas facility.
     Cash outflows related to dental laboratory acquisitions, including deferred purchase price payments associated with prior period acquisitions, totaled $1,918,000 for the nine months ended September 30, 2006 compared to $26,636,000 for the nine months ended September 30, 2005. The significantly higher figure for 2005 was primarily due to the acquisition of Green Dental Laboratories, Inc. on March 1, 2005.
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
     On August 9, 2005 the Agreement was superseded by an Amended and Restated Agreement (the “Amended Agreement”) with the Bank that added a five year credit facility in the form of a term loan in the principal amount of $20,000,000. Amounts previously borrowed under the revolving acquisition line of credit were repaid under the term loan facility, creating $20,000,000 of availability under the acquisition line of credit. Additionally, certain terms and conditions of the original Agreement were amended. The interest rate on both revolving lines of credit and the term loan became the prime rate or, at our option, LIBOR, a cost of funds rate, or the Bank’s fixed rate plus a range of 1.25% to 2.25% depending on the ratio of consolidated funded debt to consolidated “EBITDA”, as defined in the Amended Agreement. The Amended Agreement required monthly payments of principal on the term loan, based on a seven year amortization schedule, with a final payment due on the fifth anniversary of the Amended Agreement. The Amended Agreement required compliance with certain covenants, including the maintenance of specified net worth and other financial ratios. As of September 30, 2006, the full $5,000,000 was available under the first line of credit and the full $20,000,000 was available under the acquisition line of credit.

September 30, 2006
Total long-term debt	$16,916,000
Less: Current maturities	3,118,000

Long-term debt, less current portion	$13,798,000

     The table below reflects the expected repayment terms associated with long term debt at September 30, 2006. The interest rate associated with our current borrowings as of September 30, 2006 is 6.91%.

Principal Due
For the remainder of fiscal 2006	$954,000
Fiscal 2007	2,878,000
Fiscal 2008	2,872,000
Fiscal 2009	2,871,000
Fiscal 2010	7,341,000

Total	$16,916,000

     In October 2006 we borrowed against our acquisition line of credit to finance the acquisition of Keller Group, Incorporated (“Keller”). Following this acquisition, we and the Bank executed a Second Amended and Restated Loan Agreement on November 7, 2006 (the “Second Agreement”). The Second Agreement amends and restates the Amended Agreement (a) to increase the term loan facility to an aggregate principal amount of $35,000,000 and use the proceeds of the increase in the term loan to repay the portion of the outstanding principal balance under the acquisition line of credit and (b) to adjust the allocation of availability under the lines of credit by increasing the revolving line of credit to $10,000,000 ($5,000,000 of which may be used for future acquisitions) and decreasing the acquisition line of credit from $20,000,000 to $15,000,000. The interest rate on both lines of credit and the term loan is now the prime rate or, at our option, LIBOR, a cost of funds rate or the Bank’s fixed rate plus, in each case, a range of 1.25% to 3.00%, depending on the ratio of consolidated total funded debt to consolidated “EBITDA”, as each is defined in the Second Agreement. The term loan facility portion of the Second Agreement requires monthly interest payments and monthly payments of principal, based on a seven year amortization schedule, with a final payment due on the fifth anniversary of the Second Agreement. The acquisition line of credit and the first line of credit mature on the third anniversary of the Second Agreement. The Second Agreement requires compliance with certain covenants, including the maintenance of specified net worth and other financial ratios.
     We believe that cash flow from operations and available financing will be sufficient to meet contemplated operating and capital requirements and deferred payments associated with prior acquisitions for the foreseeable future.
Commitments and Contingencies
The following table represents a list of our contractual obligations and commitments as of September 30, 2006:

			Payments Due By Period
		Less Than			Greater Than
	Total	1 Year	1 — 3 Years	4 — 5 Years	5 Years
Term Loan Facility	$16,807,000	$3,077,000	$8,522,000	$5,208,000	$—
Interest Expense	2,806,000	1,012,000	1,794,000	—	—
Capital Leases : Vehicles	109,000	41,000	58,000	10,000
Operating Leases:
Real Estate	12,779,000	2,545,000	3,774,000	2,779,000	3,681,000
Vehicles	1,100,000	733,000	367,000	—	—
Equipment	129,000	60,000	63,000	6,000	—
Construction Contracts	488,000	488,000	—	—	—
Laboratory Purchase Obligations	2,348,000	1,360,000	988,000	—	—
Contingent Laboratory Purchase Price	1,687,000	1,387,000	300,000	—	—

Total	$38,253,000	$10,703,000	$15,866,000	$8,003,000	$3,681,000

     Bank borrowings on the term loan facility, net of the current portion of long-term debt are classified as long-term debt on the balance sheet. Interest expense related to the term loan facility, which is at variable rates, has been projected using the interest rate associated with current borrowings. The table presented above does not include $19,625,000 of borrowings from the Bank, on October 5, 2006 under the acquisition line of credit, that are associated with the acquisition of Keller.
     We are committed under various non-cancelable operating lease agreements covering office space and dental laboratory facilities, vehicles and certain equipment. A portion of vehicle leases meet the requirements for capital lease treatment. Certain of these leases also require us to pay maintenance, repairs, insurance and related taxes.
     Laboratory purchase obligations totaling $2,348,000, classified as deferred acquisition costs, are presented in the liability section of the balance sheet. These obligations, including deferred obligations associated with non-competition agreements, represent purchase price commitments arising from dental laboratory acquisitions that are payable, irrespective of the acquired laboratory’s earnings performance. Contingent laboratory purchase price includes amounts subject to acquisition agreements that are tied to laboratory earnings performance, as defined within the acquisition agreements, generally over a three year period. As payments become determinable, they are recorded as goodwill.
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

Results of Operations
     Our results are required to be reported within two operating segments, NDX Laboratories and Green. The following table sets forth for the periods indicated the percentage of net sales represented by certain items in our condensed consolidated financial statements:

	Nine Months Ended September 30, 2005			Nine Months Ended September 30, 2006
	NDX Laboratories	Green Dental	Consolidated	NDX Laboratories	Green Dental	Consolidated
Net sales	100.0	100.0	100.0	100.0	100.0	100.0
Cost of goods sold	57.7	52.3	57.2	59.2	52.2	58.3

Gross profit	42.3	47.7	42.8	40.8	47.8	41.7
Selling, general and administrative expenses	25.2	22.5	24.9	26.2	22.4	25.6

Laboratory Operating Income	17.1	25.2	17.9	14.6	25.4	16.1

Add:
Other Expense			0.4			0.5
Less:
Corporate Selling
General & Administrative
Expenses			6.9			6.2
Amortization Expense			1.2			1.1
Consolidated Operating
Income			10.2			9.3
Other expense			0.4			0.5
Interest expense			0.5			0.8

Income before provision for Income Taxes			9.3			8.0
Provision for income taxes			3.6			3.1

Net income			5.7			4.9

Nine Months Ended September 30, 2006 Compared with Nine Months Ended September 30, 2005
Net Sales
     For the nine months ended September 30, 2006, net sales increased $8,014,000 or 7.9% from the prior year nine months. Net sales increased by approximately $4,183,000 as a result of acquisitions, measured by business at dental laboratories owned less than one year, including $2,984,000 attributable to Green for the period of January 1, 2006 to February 28, 2006. Net sales increased approximately $3,831,000, or 3.8% at dental laboratories owned for more than one year during the nine months ended September 30, 2006 and the comparable nine months ended September 30, 2005, primarily as a result of price increases, most of which passed along some, but not all of our higher precious metal costs to our customers. Approximately $1,500,000 of this sales increase was related to price increases tied to underlying precious metal cost increases. Competitive pressures from offshore laboratories that can produce crowns at fees lower than crowns manufactured in the United States have limited our ability to raise our fees during a time when have experienced higher than usual costs for precious metals used in manufacturing. As a result, gross and net margins were unfavorably impacted.
Cost of Goods Sold
     Our cost of goods sold increased by $5,776,000 or 10.0% in the nine months ended September 30, 2006 over the year-ago nine months. As a percentage of sales, cost of goods sold increased from 57.2% to 58.3%. The increase, primarily attributable to the NDX Laboratories segment due to product mix, was the result of increases in the cost of precious metals. The cost of raw materials as a percentage of sales increased from 13.7% in the first nine months of 2005 to 15.1% in the first nine months of 2006. The average cost of precious metals used as components of many dental alloys, including gold and palladium, increased approximately 39% for gold and 70% for palladium, over average costs in the nine months ended September 30, 2005. Although we are able to pass most precious metal cost increases on to our customers, prolonged higher metal costs have had and likely will continue to have a negative impact on gross profit percentages.
     Green produced a gross profit of 47.8%, compared to a gross profit of 40.8% for the NDX Laboratories. Green’s scale of operations within a single location provides efficiencies in overhead costs and greater labor productivity, offset by higher materials costs due to product mix. Overall, labor productivity in the first nine months of 2006 improved over the first nine months of 2005. As a percentage of sales, production labor and related benefits declined from 36.0% in 2005 to 35.2% in 2006. Green’s labor costs of 29.3% of sales for the nine months lowered the overall percentage and the portion attributable to NDX Laboratories declined to 36.1% of sales for 2006 from 36.6% for 2005.

Selling, General and Administrative Expenses
     Operating expenses, which consist of selling, delivery and administrative expenses both at the laboratory and corporate level, increased by $2,327,000 or 7.0% compared to the first nine months of 2005. Operating expenses decreased as a percentage of net sales from 32.6% as a percentage of sales in the first nine months of 2005 to 32.4% in 2006. As a percentage of sales, delivery expenses increased from 7.7% in the first nine months of 2005 to 8.8% in the first nine months of 2006, due to delivery costs, rising fuel costs and additional salaries. Selling expenses increased from 4.0% of sales in the first nine months of 2005 to 4.6% in the first nine months of 2006 partially attributable to a full nine months of operations in 2006 at Green. Green operated with higher overall selling expenses in the first nine months of 2006 of 7.2% of sales. Green operates with higher selling costs as a result of differing marketing strategies and resource commitments. Administrative expenses decreased from 16.1% of sales in the first nine months of 2005 to 15.1% in the first nine months of 2006 and laboratory incentive compensation decreased as a result of decreased earnings performance at certain laboratories.
     The net increase of $2,327,000 in operating expenses was primarily attributable to the following items:
•	Additional operating costs and amortization expense associated with recent acquisitions — $767,000;

•	Increases in salaries and benefits at the corporate and lab level, in part due to additional finance and management staff — $595,000;

•	Increases in benefit costs, including health and life insurance —$248,000;

•	Increases in rent expense, including additional rent related to facilities under construction —$259,000;

•	Increases in spending on voluntary OSHA training and maintenance programs —$125,000;

•	Increases in delivery costs — $1,640,000,
partially offset by;
•	Decreases in laboratory and executive incentive compensation as a result of laboratory profit performance — $908,000

•	Decreases in consulting expenses and professional fees, including audit and compliance costs — $166,000;

•	Decreases in bad debt expense due to overall reductions in the age of receivables — $171,000;

•	The gain from the sale of our former laboratory facility in Houston, Texas — $397,000;
Operating Income
     As a result of the factors discussed above, our operating income decreased by $88,000 to $10,231,000 for the nine months ended September 30, 2006 from $10,320,000 for the nine months ended September 30, 2005. As a percentage of net sales, operating income decreased from 10.2% in the first nine months of 2005 to 9.3% in the first nine months of 2006.
Interest Expense
     Net interest increased $308,000 from $540,000 in the first nine months of 2005 to $848,000 in the first nine months of 2006, primarily as a result of bank borrowings to fund the acquisition of Green and rising interest rates.
Provision for Income Taxes
     The provision for income taxes decreased $280,000 from $3,673,000 in the first nine months of 2005 to $3,393,000 in the first nine months of 2006. The 39.0% effective tax rate for the first nine months of 2005 decreased slightly to 38.6% for the first nine months of 2006.
Net Income
     As a result of all of the factors discussed above, net income decreased to $5,394,000 in the first nine months of 2006 from $5,745,000 in the first nine months of 2005. Net income decreased to $.94 per share on a diluted basis in the first nine months of 2006 from $1.03 per share on a diluted basis in the first nine months of 2005.

     The following table sets forth for the periods indicated the percentage of net sales represented by certain items in our condensed consolidated financial statements:

	Three Months Ended September 30, 2005				Three Months Ended September 30, 2006
	NDX Laboratories	Green Dental	Consolidated	NDX Laboratories	Green Dental	Consolidated
Net sales	100.0	100.0	100.0	100.0	100.0	100.0
Cost of goods sold	60.2	53.5	59.4	62.5	52.2	61.1

Gross profit	39.8	46.5	40.6	37.5	47.8	38.9
Selling, general and administrative expenses	25.3	23.2	25.0	26.7	22.1	26.1

Laboratory Operating Income	14.5	23.3	15.6	10.8	25.7	12.8

Add:
Other expense			0.2			0.5

Less:
Corporate Selling
General & Administrative
Expenses			7.0			6.6
Amortization Expense			1.3			1.1
Consolidated Operating
Income			7.5			5.6
Other Expense			0.2			0.5
Interest expense			0.6			0.8

Income before provision for income taxes			6.7			4.3
Provision for income taxes			2.6			1.6

Net income			4.1			2.7

Three Months Ended September 30, 2006 Compared with Three Months Ended September 30, 2005
Net Sales
     For the three months ended September 30, 2006, net sales increased $1,270,000 or 3.8% from the prior year quarter, primarily as a result of price increases most of which passed along some, but not all of our higher precious metal costs to our customers. Approximately $500,000 of this sales increase was related to price increases tied to underlying precious metal cost increases. Offshore laboratories that can produce crowns at fees lower than crowns manufactured in the United States have limited our ability to raise our fees during a time when we have experienced higher than usual costs for precious metals used in manufacturing. As a result, gross and net margins were unfavorably impacted.
Cost of Goods Sold
     Our cost of goods sold increased by $1,345,000 or 6.8% in the quarter ended September 30, 2006 over the year-ago quarter. As a percentage of sales, cost of goods sold increased from 59.4% to 61.1%. The increase, primarily attributable to the NDX Laboratories segment due to product mix, was the result of increases in the cost of precious metals. The cost of raw materials as a percentage of sales increased from 13.8% in the third quarter of 2005 to 15.0% in the third quarter of 2006. The average cost of precious metals used as components of many dental alloys, including gold and palladium, increased approximately 41% for gold and 73% for palladium, over average costs in the quarter ended September 30, 2005. Although we are able to pass most precious metal cost increases on to our customers, prolonged higher metal costs have had and likely will continue to have a negative impact on gross profit percentages.
     Green produced a gross profit of 47.8%, compared to a gross profit of 37.5% for the NDX Laboratories. Green’s scale of operations within a single location provides efficiencies in overhead costs and greater labor productivity, offset by higher materials costs due to product mix. Overall, labor productivity in the third quarter of 2006 was similar to the third quarter of 2005. As a percentage of sales, production labor and related benefits declined from 37.5% in 2005 to 37.4% in 2006. Green’s labor costs of 29.7% of sales for the quarter lowered the overall percentage and the portion attributable to NDX Laboratories increased to 38.6% of sales for the third quarter of 2006 from 37.5% for the same quarter in 2005.

Selling, General and Administrative Expenses
     Operating expenses, which consist of selling, delivery and administrative expenses both at the laboratory and corporate level, increased by $504,000 or 4.6% compared to the third quarter of 2005. Operating expenses as a percentage of net sales were 33.1% in the third quarter of 2005 compared to 33.3% in the third quarter of 2006. As a percentage of sales, delivery expenses increased from 8.2% in the third quarter of 2005 to 9.4% in the third quarter of 2006, due to rising fuel costs and additional salaries. Selling expenses increased from 4.7% of sales in the third quarter of 2005 to 4.9% in the third quarter of 2006 as a result of increases in promotional advertising and customer loyalty rewards. Green operated with higher overall selling expenses in the third quarter of 2006 of 7.5% of sales compared to 4.2% of sales for NDX Laboratories. Green operates with higher selling costs as a result of differing marketing strategies and resource commitments in comparison to NDX Laboratories. Administrative expenses decreased from 16.5% of sales in the third quarter of 2005 to 16.1% in the third quarter of 2006 and laboratory incentive compensation decreased as a result of decreased earnings performance at certain laboratories.
     The net increase of operating expenses of $504,000 was primarily attributable to the following items:
•	Increases in salaries and benefits at the corporate and laboratory level, in part due to the addition of financial and management staff — $226,000;

•	Increases in delivery costs, — $526,000:

•	Increases in rent expense, including additional rent related to facilities under construction —$86,000;
partially offset by;
•	Decreases in consulting expenses and professional fees, including audit and compliance costs — $78,000;

•	Decreases in laboratory and executive incentive compensation as a result of laboratory profit performance — $302,000;
Operating Income
     As a result of the factors discussed above, our operating income decreased by $580,000 to $1,926,000 for the quarter ended September 30, 2006 from $2,506,000 for the quarter ended September 30, 2005. As a percentage of net sales, operating income decreased from 7.5% in the third quarter of 2005 to 5.6% in the third quarter of 2006.
Interest Expense
     Net interest increased $88,000 from $191,000 in the third quarter of 2005 to $279,000 in the third quarter of 2006 due to our borrowing levels.
Provision for Income Taxes
     The provision for income taxes decreased $299,000 from $863,000 in the third quarter of 2005 to $564,000 in the third quarter of 2006. The 38.5% effective tax rate for the third quarter of 2005 decreased to 37.9% for the third quarter of 2006.
Net Income
     As a result of all of the factors discussed above, net income decreased to $925,000 or $.16 per share on a diluted basis in the third quarter of 2006 from $1,378,000 or $.25 per share on a diluted basis in the third quarter of 2005.

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
     At September 30, 2006, we had variable rate debt of $16,900,000. Based on this amount, the earnings and cash flows impact for the next year resulting from a one percentage point increase in interest rates would be approximately $104,000, net of tax, holding other variables constant.
Item 4. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures.
     We carried out an evaluation, with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of September 30, 2006. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2006, our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e), were effective to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission’s rules and forms and such information is accumulated and communicated to management, including the CEO and CFO, to allow timely decisions regarding required disclosure.
(b) Changes in Internal Controls.
     No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

     PART II. OTHER INFORMATION
Item 1. Legal Proceedings:
We are involved from time to time in litigation incidental to our business. Our management believes that the outcome of current litigation will not have a material adverse effect upon our operations or financial condition and will not disrupt our normal operations.
Item 1A. Risk Factors:
     Except as noted below, there have been no material changes to the risk factors previously disclosed in Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, as filed with the SEC on March 16, 2006.
     We supplement the risk factors, “We operate in highly competitive and fragmented markets” and “We face increased competitive pressures from larger competitors, foreign-sourced products and technology based solutions” which appear on page 4 of our Annual Report. The industry in which we operate has continued to change and evolve over the course of 2006. Increasing competitive pressures from offshore laboratories based in China and elsewhere are impacting sales growth and selling prices of partial frames and traditional crowns. Technology-based dental laboratory computer-assisted design and computer-assisted manufacturing (CAD-CAM) solutions have required us to make additional investments in capital equipment. While we expect these capital investments will benefit our operations in future periods, there is no assurance that they will be able to do so. Moreover, the dental laboratory industry has continued to consolidate and is increasingly drawing the attention of private equity investors. Several of our competitors, including Sentage Corporation d/b/a Dental Services Group and Dental Technologies, Inc. have been recently acquired. While the consequences of these changes in the dental laboratory industry are not yet fully known, these competitors may now have greater financial and other resources than previously available to them, which could increase competitive pressures on our operations. In addition, we understand that additional entities or funds have been formed with the intention of acquiring dental laboratories. This development could impact the availability of suitable acquisition candidates or otherwise increase the costs of acquiring dental laboratories.
     We also supplement the risk factor, “Risks associated with our strategic acquisitions could adversely affect our business” which appears on pages 4 and 5 of our Annual Report. In October 2006 we completed our first non-U.S. acquisition (of a laboratory in Canada) and also completed our acquisition of the Keller Group, our largest acquisition to date.
     We also supplement the risk factor, “Our operating results can be adversely affected by changes in the cost or availability of raw materials, particularly precious metals like gold, platinum and palladium” which appears on page 6 of our Annual Report. The combination of higher precious metal prices and increasing offshore competition has made it increasingly difficult for us to pass on these additional costs without impacting our customer base.
     We also supplement the risk factor, “Our failure to generate sufficient cash to meet our liquidity needs may affect our ability to service our indebtedness and grow our business” which appears on page 6 of our Annual Report. The amounts that we have borrowed under our senior credit facility has increased significantly as a result of the Keller acquisition, from $16,916,000 to $36,116,000. Increased borrowings will increase substantially the amount of cash that we need to generate from our operations in order to meet our principal and interest payment obligations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds:
We did not repurchase any of our equity securities during the fiscal quarter ended September 30, 2006 or engage in any transactions during such period reportable pursuant to Item 703 of Regulation S-K.
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

NATIONAL DENTEX CORPORATION
Registrant

November 9, 2006
	By:	/s/ DAVID L. BROWN
David L. Brown
President, CEO and Director
(Principal Executive Officer)

November 9, 2006	By:	/s/ RICHARD F. BECKER, JR.

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