Form 10-K
period 2006-12-31
NATIONAL DENTEX CORP /MA/
filed 2007-03-16
CIK 913616

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 000-23092

NATIONAL DENTEX CORPORATION
(Exact name of registrant as specified in its charter)

MASSACHUSETTS	04-2762050
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

526 Boston Post Road,	01778
Wayland, MA	(Zip Code)
(Address of Principal Executive Offices)

(508) 358-4422
(Registrant’s Telephone No., including Area Code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered

Common Stock, par value $.01 per share	The NASDAQ Stock Market, LLC

Securities registered pursuant to Section 12(g) of the Act:
None

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

As of June 30, 2006, the aggregate market value of the 5,370,165 outstanding shares of voting stock held by non-affiliates of the registrant was $124,587,828, based upon the last reported sale of the Common Stock on the NASDAQ National Market on such date.

As of March 9, 2007, 5,510,694 shares of the registrant’s Common Stock, par value $.01 per share, were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the annual stockholders’ meeting scheduled to be held on May 15, 2007 which we plan to file with the SEC on or about April 6, 2007, but in no event later than 120 days after the end of our fiscal year ended December 31, 2006, are incorporated by reference into Part III.

PART I

Item 1.	Business

General

We were founded in 1982 as H&M Laboratories Services, Inc., a Massachusetts corporation, which acquired six full-service dental laboratories and related branch laboratories from Healthco, Inc. In 1983, we changed our name to National Dentex Corporation and acquired 20 additional full-service dental laboratories and related branch laboratories from Lifemark Corporation. Our acquisition strategy is to consolidate our position within the dental laboratory industry and use our financial and operational synergies to create a competitive advantage. Over the last five years we have acquired the following stand-alone laboratory facilities: in 2002, Fox Dental and E&S Dental; in 2003, Salem Dental, Top Quality Partials, Midtown Dental and Thoele Dental; in 2004, D.H. Baker Dental; in 2005, Wornson-Polzin Dental Laboratory and Green Dental Laboratories; and in 2006, Impact Dental and the Keller Group. Impact, located in the Canadian province of Ontario, is our first acquisition outside of the United States. Over the past five years, we also acquired various smaller laboratories that we have consolidated into our existing operations.

We currently own and operate 48 dental laboratories, consisting of 43 full-service dental laboratories and five branch laboratories located in 31 states throughout the United States and in one province of Canada. Our dental laboratories custom design and fabricate dentures, crowns and fixed bridges, and other dental prosthetic appliances. Each dental laboratory operates under its own business name. Our principal executive offices are located at 526 Boston Post Road, Wayland, MA 01778, telephone number (508) 358-4422. Our corporate web site is located at www.nationaldentex.com. We make available free of charge through our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934 as soon as practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission.

Information as to Industry and Operating Segments

Our business consists of a single industry segment, which is the design, fabrication, marketing and sale of custom dental prosthetic appliances for and to dentists. We report on three reportable segments within this single industry segment. These three segments are known as Green Dental, representing the operations of Green Dental Laboratories, Inc. of Heber Springs, Arkansas which we acquired in March 2005; Keller, representing the operations of Keller Group, Incorporated with laboratories in St. Louis, Missouri and Louisville, Kentucky which we acquired in October, 2006, and; NDX Laboratories, which represents our remaining laboratories, including Impact Dental Laboratory Limited, which we acquired in October, 2006.

Description of Business

Our dental laboratories in all three of our reportable segments design and fabricate custom dental prosthetic appliances such as dentures, crowns and bridges. These products are produced by trained technicians working in dental laboratories in accordance with work orders and cases (consisting of impressions, models and occlusal registrations of a patient’s teeth) provided by the dentist. Dentists are the direct purchasers of our products.

Our products are grouped into the following three main categories:

Restorative Products.  Restorative products that our dental laboratories sell consist primarily of crowns and bridges. A crown replaces the part of a tooth that is visible, and is usually made of gold, porcelain or zirconia. A bridge is a restoration of one or more missing teeth that is permanently attached to the natural teeth or roots. In addition to the traditional crown, we also make porcelain jackets, which are crowns constructed entirely of porcelain; onlays, which are partial crowns which do not cover all of the visible tooth; and precision crowns, which are restorations designed to receive and connect a removable partial denture. We also make inlays, which are restorations made to fit a prepared tooth cavity and then cemented into place.

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

Laboratory and Corporate Operations

Our full-service dental laboratories design and manufacture a full range of custom-made dental prosthetic appliances. These custom products are manufactured from raw materials, such as high noble, noble and predominantly base alloys, zirconia, dental resins, composites and porcelain. There are different production processes for the various types of prosthetic appliances depending upon the product and the materials used in the type of appliance being manufactured, each of which requires different skills and levels of training. Our dental laboratories perform numerous quality control checks throughout the production cycle to improve the quality of our products and to better ensure that the design and appearance satisfy the needs of the dentist and the patient. Our branch dental laboratories are smaller in size and offer a limited number of products. When a branch receives an order that it cannot fill, the branch refers the order to one of our affiliated full-service dental laboratories.

We operate each of our dental laboratories as a stand-alone facility under the direction of a local manager responsible for operation of the dental laboratory, supervision of its technical and sales staff and delivery of quality products and services. Each of our dental laboratories markets and sells its products through its own direct sales force, supported by group managers and company-wide marketing programs. Employees at each dental laboratory have a direct stake in the financial success of the dental laboratory through participation in our performance incentive plans.

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

Sales and Marketing

The majority of our local dental laboratories market and sell their products through their own direct sales force. The sales force interacts with dentists within its market area, primarily through visits to dentists’ offices, to introduce the dental laboratory’s services and products offered, and to promote new products and techniques that can assist dentists in expanding their practices. Our dentist-focused marketing and sales program, entitled the “NDX Reliance Program tm” is specifically designed to make choosing a dental laboratory an easier decision for dentists. Its five components — Practice Support, Laboratory Systems, Quality Assurance, Reliance Restorations and a Continuing Education Series — differentiate our qualified laboratories from their many competitors. We believe that this unique approach to assist the dentist and his or her staff to improve chairtime efficiencies while providing exceptional service, superior quality and quick and timely product delivery will enhance our ability to expand our base of business by establishing lasting professional relationships with our customers. Our laboratories currently employ a total of 42 sales representatives. In addition, our dental laboratories, alone or with local dental societies, dental schools or study clubs, sponsor technical training clinics for dentists and their staffs on topics such as advanced clinical techniques. The local dental laboratories also exhibit at state and local dental conventions.

Following our acquisition of Keller in 2006, we now also market more directly to the entire United States marketplace. Keller markets using a direct mail and trade advertising approach and focuses on products that can generate strong revenue growth. In addition, the exclusive product license on the NTI-tss plustm device, a full-coverage bite guard that is also approved by the FDA for use in the prevention of medically diagnosed migraine pain and jaw disorders, will help us to further diversify our business growth strategy.

Competition

The dental laboratory industry is highly competitive and fragmented. A typical dental laboratory’s business originates from dentists located within 50 miles of the dental laboratory. We believe there are currently approximately 12,000 dental laboratories in the United States. We estimate that our sales presently represent less than 3% of the total sales of custom-made dental prosthetic appliances in the United States. Competition is primarily from other dental laboratories in the respective local market areas. The vast majority of dental laboratories consist of single business units, although we recognize that there are several other multiple-location operators, including the Sentage Corporation d/b/a Dental Services Group, Dental Technologies, Inc. and Americus Dental Labs, Inc., which was acquired by Dental Services Group. These groups compete with us in several market areas. We also face competition from various mail order dental laboratories, most notably Glidewell Laboratories.

The domestic industry faces growing competition as a result of foreign manufacturing. Competition for business from the developing manufacturing capabilities of low wage countries such as China, India, and others intensified in 2006. In February 2006, Dentsply International, Inc. (“Dentsply”), one of the largest suppliers of raw materials to us and the worldwide dental laboratory industry, announced its intention to manufacture partial frames and traditional crowns in China for sale to United States based dental laboratories at prices reflecting significantly lower labor costs. In addition, the number of smaller competitors that seek to take advantage of these low wage economies and compete primarily using price as the main differentiator has grown. We continue to evaluate such competitive threats as well as our own growth opportunities arising from globalization and changing marketplaces to ensure we continue to provide the products and services required by our clients.

Most dentists use a limited number of dental laboratories. We believe they prefer and tend to rely on those laboratories which produce quality products delivered on a timely basis and which carry all of the products which they may need, even if a particular item is a newer specialty product used only sporadically by the dentist. While price is one of the competitive factors in the dental laboratory industry, we believe that most dentists consider product quality and consistency, service, and breadth of product line to also be important factors in selecting dental laboratories. We believe that we compete favorably with respect to all of these factors. Our ability to produce quality products locally, to deliver such products on a timely basis, to provide convenience for the dentist through the breadth of our product line, to provide technical assistance, and our sponsorship of educational clinics, all provide us with what we consider to be a competitive advantage over other dental laboratories in the local markets in which our dental laboratories operate. Our ability to provide newer specialty products for implantology, adult orthodontics and cosmetic dentistry, which require highly skilled technicians, more extensive inventories, additional working capital, and investment in both training and capital equipment, also distinguishes us from the many other dental laboratories which do not have comparable resources to provide these products. While such specialty products presently represent less than 20% of our business, we believe that the ability to offer these products will become increasingly essential for dental laboratories to remain competitive.

Employees

As of December 31, 2006, we had 2,156 employees, 2,107 of whom worked at individual laboratories. Corporate management and administrative staff totaled 49 people. None of our employees are covered by a collective bargaining agreement. Management considers our employee relations to be good.

Intellectual Property

Our general technological know-how, experience and workforce are important to the conduct of our business. Each of our dental laboratories operates under its own trade name, and we consider these trade names to be materially important to the conduct of our business. Also important is the development and maintenance of customer relationships. We expect that our continued focus on ensuring our clients get a consistent product that is delivered on time and meets or exceeds their quality expectations, will continue to assist us in generating and maintaining customer relationships and the goodwill of our dental laboratories. Finally, while we have several trademarks and licenses to use trademarks, we do not deem these to be material to the overall conduct of our business.

Backlog

Due to the individualized and customized nature of most dental products and a typical turnaround product cycle of less than seven days, there was no significant backlog of orders existing at December 31, 2006 and 2005.

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

We operate in a highly competitive and fragmented market that is increasingly global in scope.

The dental laboratory industry is highly competitive and fragmented. We believe there are currently approximately 12,000 dental laboratories in the United States. We estimate that our sales presently represent less than 3% of the total sales of custom-made dental prosthetic appliances in the United States. Competition is primarily from other dental laboratories in the respective local market areas. The vast majority of dental laboratories consist of single business units, although there are several other multiple-location operators, including the Sentage Corporation d/b/a Dental Services Group, Dental Technologies, Inc., and Americus Dental Labs, Inc., which were recently acquired and recapitalized. These groups compete with us in several market areas. We also face competition from various mail order dental laboratories, most notably Glidewell Laboratories. Our success thus depends on our ability to be competitive against many different competitors in each market area we serve. If we fail to anticipate evolving technological innovations and product offerings from our competitors, particularly offerings that seek to leverage lower labor costs available in foreign countries, or fail to offer products that appeal to the changing needs and preferences of our customers in the various markets we serve, demand for our products could decline and our operating results would be adversely affected. While the competitive importance of product quality, price, service and innovation varies from product to product, price is a factor, and we experience pricing pressures from competitors in our markets.

We face increased competitive pressures from larger competitors, foreign-sourced products and technology based solutions.

The industry in which we operate continues to change and evolve. Increasing competitive pressures from offshore laboratories based in China, India and elsewhere are impacting sales growth and selling prices of partial frames and traditional crowns. Technology-based dental laboratory computer-assisted design and computer-

assisted manufacturing (CAD-CAM) solutions have required us to make additional investments in capital equipment. While we expect these capital investments will benefit our operations in future periods, there is no assurance that they will be able to do so. Moreover, the dental laboratory industry has continued to consolidate and is increasingly drawing the attention of private equity investors. While the consequences of these changes in the dental laboratory industry are not yet fully known, these competitors may now have greater financial and other resources than previously available to them, which could increase competitive pressures on our operations. In addition, we understand that additional entities or funds have been formed with the intention of acquiring dental laboratories. This development could impact the availability of suitable acquisition candidates or otherwise increase the costs of acquiring dental laboratories.

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

Our growth depends on our ability to develop new customer relationships with dentists, maintain existing relationships, and to expand existing relationships with our current customers. We cannot guarantee that new customers will be found, that any such new relationships will be successful when they are in place, or that business with current customers will increase. Failure to develop and expand such relationships could have a material adverse effect on our business, results of operations and financial condition.

Our failure to attract and retain qualified personnel would adversely affect our business.

Our success depends in part on the efforts and abilities of our senior management team and key employees, a number of which are approaching retirement age. Their skills, experience and industry contacts significantly benefit our operations and administration. The failure to attract, retain, and properly motivate the members of our senior management team and key employees, or to find suitable replacements for them in the event of death, ill health, or retirement, could have a negative effect on our operating results.

Our business results are adversely affected by increases in labor, benefits and related costs.

The costs of medical and other benefits have increased in recent years. The increased usage of medical benefits has intensified medical inflation in the United States. If such trends continue, then our business could be negatively affected. Changes in law that may increase the funding of, and the expense reflected for, employee benefits, could also adversely affect our financial results of operations, financial position, and competitiveness.

If we cannot continue to respond to technical innovations we may not be able to compete effectively.

We believe that our future success will depend, in part, upon our ability to continue to respond to technological innovations by the dental industry and introduce innovative design extensions for our existing products and to manufacture and market new products. We cannot assure you that we will be successful in the introduction, manufacturing and marketing of any new products or product innovations, or develop and introduce, in a timely manner, innovations to our existing products that satisfy our dentist customers’ needs or achieve market acceptance. Our failure to introduce new products successfully and in a timely manner, and at favorable margins, could harm our ability to successfully grow our business and could have a material adverse effect on our business, results of operations and financial condition.

Our operating results can be adversely affected by changes in the cost or availability of raw materials, particularly precious metals like gold, platinum and palladium.

Pricing and availability of raw materials for use in our businesses — most especially precious metals, like gold, platinum and palladium which are components of many dental alloys — can be volatile due to numerous factors beyond our control, including domestic and international economic and geopolitical conditions, production levels, competition, consumer demand, and investor speculation. This volatility can significantly affect the availability and cost of raw materials for us, and may, therefore, have a material adverse effect on our business, results of operations and financial condition. During periods of rising prices of raw materials, there can be no assurance that we will be able to pass any portion of such increases on to customers. Prolonged higher metal costs may thus have a negative impact on gross profit percentages. Conversely, when raw material prices decline, customer demands for lower prices could result in lower sale prices and, to the extent we have existing inventory, lower margins. As a result, fluctuations in raw material prices could have a material adverse effect on our business, results of operations and financial condition. The combination of higher precious metal prices and increasing offshore competition has made it more difficult for us to pass on these additional costs without impacting our customer base.

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

Based on our current level of operations, we believe our cash flow from operations, together with available cash and available borrowings under our senior credit facility, will be adequate to meet future liquidity needs for at least the next twelve months. However, we cannot assure you that our business will generate sufficient cash flow from operations in the future, that our currently anticipated growth in revenues and cash flow will be realized on schedule or that future borrowings will be available to us under the senior credit facility in an amount sufficient to enable us to service indebtedness, undertake strategic acquisitions to grow our business, or to fund other liquidity needs. If we need to refinance all or a portion of our indebtedness, we cannot assure you that we will be able to do so on commercially reasonable terms or at all. The amounts that we have borrowed under our senior credit facility have increased significantly as a result of our acquisitions of Green in 2005 and Keller in 2006. Increased borrowings will increase substantially the amount of cash that we need to generate from our operations in order to meet our principal and interest payment obligations.

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

Changing laws, regulations and standards relating to corporate governance, public disclosure and changes to accounting standards and practices, including the Sarbanes-Oxley Act of 2002, new Securities and Exchange Commission regulations and evolving rules applicable to publicly-traded companies on the NASDAQ Global Market, are creating uncertainty, and hence risks, for companies such as ours. These new or changed laws, regulations and standards are subject to varying interpretations due to the fact that they are new and there has not yet emerged a well-developed body of interpretation. As a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This development could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure, governance and accounting practices.

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

Forward Looking Statements

Certain statements in this Annual Report, particularly statements contained in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words “anticipate”, “believe”, “estimate”, “expect”, “plan”, “intend” and other similar expressions are intended to identify these forward-looking statements, but are not the exclusive means of identifying them. Forward-looking statements included in this Annual Report or hereafter included in other publicly available documents filed with the Securities and Exchange Commission (“SEC”), reports to our stockholders and other publicly available statements issued or released by us involve known and unknown risks, uncertainties, and other factors which could cause our actual results, performance (financial or operating) or achievements to differ from the future results, performance (financial or operating) or achievements expressed or implied by such forward-looking statements. Such future results are based upon our best estimates based upon current conditions and the most recent results of operations.

Various risks, uncertainties and contingencies could cause our actual results, performance or achievements to differ materially from those expressed in, or implied by, the forward-looking statements contained in this Annual Report. These include, but are not limited to, those listed above in this Item 1A, “Risk Factors.”

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

We currently lease a total of approximately 345,000 square feet of space. As of December 31, 2006, the future aggregate minimum rent payable for all of our leased real properties was approximately $19,560,000. We consider these properties to be modern, well maintained and suitable for our purposes and believe that our current facilities are adequate to meet our needs for the foreseeable future. We also believe that suitable substitute or replacement space is readily available at reasonable rental rates. Our principal executive and administrative offices occupy approximately 10,000 square feet of space in Wayland, Massachusetts. On December 22, 2006 we entered into a lease agreement on a 15,000 square foot facility in Natick, Massachusetts. We expect to relocate our executive and administrative offices to that facility in July, 2007. Our 43 leased dental laboratories range in size from 1,000 to 40,000 square feet and average approximately $77,000 in annual base rent.

As of December 31, 2006, we owned eight of our dental laboratory facilities at locations in Heber Springs, Arkansas; Denver, Colorado; Jacksonville, Florida; Metairie, Louisiana; Shreveport, Louisiana; Dallas, Texas; Houston, Texas; and Waukesha, Wisconsin. These locations total approximately 164,000 square feet and range in building size from 5,000 to 41,000 square feet. The facility in Heber Springs, Arkansas, comprising approximately 40,000 square feet, was obtained in connection with our acquisition of Green Dental Laboratories, Inc. on March 1, 2005. A replacement facility for our Houston, Texas laboratory, comprising 41,000 square feet, was purchased in January, 2004 and placed in service in November, 2005. On March 15, 2006, we sold our former Houston facility, comprising approximately 20,000 square feet.

All of our owned real property is used in connection with our NDX Laboratories operating segment, except for our Heber Springs, Arkansas facility, which is used by our Green Dental operating segment. Our third operating segment, Keller, uses leased property located in St. Louis, Missouri and Louisville, Kentucky.

Item 3.	Legal Proceedings

We are involved from time to time in litigation incidental to our business. Our management believes that the outcome of current litigation will not have a material adverse effect upon our operations or financial condition and will not disrupt our normal operations.

In January 2005, we were served with a complaint naming us as a defendant in federal district court in a patent infringement case, PSN Illinois, LLC v. Ivoclar Vivadent, Inc. et al. The case was brought in the Eastern Division of the Northern District of Illinois. The complaint alleges that the various named defendants, including us and most other major domestic dental laboratories (and some companies that supply dental laboratories), infringed a patent that was assigned to the plaintiff by using, or inducing others to use, a process for making porcelain dental veneers. The District Court judge has ruled in favor of one of the defendants in the case. Together with the remaining defendants, we have filed motions for summary judgment, which are now pending before the court. The court has set a trial date for May, 2007, although there are motions pending before the court that might result in this date being extended. In addition, one of our suppliers has agreed to defend and indemnify us against a portion of the plaintiff’s claims, should they be upheld.

As sponsor of our 401(k) Plan, we have filed a retroactive plan amendment under the Internal Revenue Service’s Voluntary Correction Program to clarify the definition of compensation in the 401(k) Plan. Based on our consultation with our ERISA counsel, we believe this issue will be favorably resolved without requiring additional employer contributions or jeopardizing the tax-qualified status of the 401(k) Plan. We are also evaluating the impact of the calculation of catch-up contributions as provided for under the 401(k) Plan for the 2002 and 2003 plan years.

Based on the outcome of this evaluation, we will determine if utilizing this voluntary correction program is required to correct the operations of the 401(k) Plan.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our security holders during the fourth quarter of fiscal 2006.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Trading Market

The NASDAQ Global Market (“Nasdaq”) is the principal market for our common stock, where our shares are traded under the symbol “NADX”. Our common stock has been publicly traded since December 21, 1993.

The following table sets forth the range of high and low sale prices for our common stock for each of the fiscal quarters of 2005 and 2006. The sale prices set forth below are based on information provided by NASDAQ.

	Price
Quarter Ending	Low	High

03/31/05	$18.648	$20.660
06/30/05	$15.750	$20.400
09/30/05	$18.142	$20.720
12/31/05	$18.980	$24.284
03/31/06	$19.280	$25.000
06/30/06	$21.050	$24.490
09/30/06	$18.400	$23.250
12/31/06	$17.150	$23.000

Holders

The approximate number of record holders of our common stock as of March 9, 2007 was 543. The number of record owners was determined from our stockholder records, and does not include beneficial owners of our common stock whose shares are held in the names of various security holders, dealers and clearing agencies. We believe that the number of beneficial owners of our common stock held by others as or in nominee names is approximately 1,600 beneficial holders.

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

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

In November 2002, we announced that our Board of Directors approved the repurchase by us of up to 300,000 shares of our common stock pursuant to a stock repurchase program. During the year ended December 31, 2006 we did not repurchase any shares of our common stock. The following table provides information about our repurchase activity during fiscal 2006 and the number of shares that may yet be purchased under our stock repurchase program.

Issuer Purchases of Equity Securities

Maximum Number
			Total Number of	of Shares that
			Shares Purchased	May Yet Be
	Total Number	Average	as Part of Publicly	Purchased Under
	of Shares	Price Paid	Announced Plans	the Plans or
Fiscal Period	Purchased	per Share	or Programs	Programs

January 1, 2006 - December 31, 2006	—	$—	—	206,700

Equity Compensation Plan Information

We maintain two stock incentive plans that were approved by our Board of Directors (the “Board”). In 1992, the Board and stockholders adopted the 1992 Long-Term Incentive Plan (“1992 LTIP”). Key employees, officers and directors were eligible to receive grants under the plan. Effective May 2002, no additional options may be granted under this plan. In January 2001, the Board adopted the 2001 Stock Plan (“2001 Plan”), which was approved by our stockholders in April 2001. Key employees, officers and directors are eligible to receive grants under the plan. Our shareholders approved an amendment to the 2001 Plan at our annual meeting of stockholders on May 16, 2006 to allow for the issuance of restricted stock and restricted stock units. In addition, we maintain an Employee Stock Purchase Plan (“ESPP”) that is qualified under Section 423 of the Internal Revenue Code.

For additional information, see Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholders” below. These plans are discussed in further detail in Note 9 of our Consolidated Financial Statements, which are furnished in connection with Item 8 of this Annual Report on Form 10-K and are attached immediately following Part IV below. Summary plan information as of December 31, 2006 is as follows:

	Number of Shares of
	Common Stock to		Number of Shares of
	Be Issued Upon	Weighted Average	Common Stock
	Exercise of	Exercise Price of	Remaining Available
	Outstanding Options	Outstanding Options	for Future Issuance

1992 LTIP	308,544	$12.10	None
2001 Plan	331,950	$14.52	395,662
ESPP	—	—	24,030

Total	640,494	$13.33	419,692

Stock Performance Graph

The following graph compares the cumulative total stockholder return of our common stock during the five fiscal years ended December 31, 2006 with the cumulative total return of the NASDAQ Industrial Index and a peer group index described more fully below.

COMPARISON OF CUMULATIVE TOTAL RETURN(1) AMONG NATIONAL DENTEX (“NADX”),
NASDAQ INDUSTRIAL INDEX AND PEER GROUP INDEX(2)

	12-31-01	12-31-02	12-31-03	12-31-04	12-31-05	12-31-06
NADX	100.00	80.81	99.26	125.94	139.83	108.56
NASDAQ	100.00	74.12	115.44	133.73	133.88	150.47
Peers	100.00	139.95	148.47	195.42	165.36	179.80

(1)	Assumes $100 invested on December 31, 2001 in our common stock, the NASDAQ Industrial Index and the Peer Group Index, including reinvestment of any dividends paid on the investment.

(2)	The Peer Group Index consists of Dentsply International, Inc. and Patterson Companies, Inc. We believe that these companies represent the other publicly traded companies within the dental service community.

Item 6.	Selected Financial Data

The following selected financial data for the five years ended December 31, 2006 are derived from our audited consolidated financial statements. The data should be read in conjunction with the consolidated financial statements and the related notes included in this Report and in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	2002	2003	2004	2005	2006
	(Dollars in thousands, except per share data)

Consolidated Statements of Income:
Net sales	$95,185	$99,274	$111,753	$135,843	$150,107
Cost of goods sold	56,196	59,534	66,953	78,381	88,269

Gross profit	38,989	39,740	44,800	57,462	61,838
Selling, general & administrative expenses	29,332	30,102	35,755	44,728	50,097

Operating income	9,657	9,638	9,045	12,734	11,741
Other expense	211	296	405	646	786
Interest (income) expense	(80)	(21)	42	665	1,523

Income before provision for income taxes	9,526	9,363	8,598	11,423	9,432
Provision for income taxes	3,644	3,606	3,439	4,334	3,669

Net income	$5,882	$5,757	$5,159	$7,089	$5,763

Net income per share — basic	$1.13	$1.12	$0.99	$1.33	$1.05

Net income per share — diluted	$1.10	$1.10	$0.94	$1.27	$1.01

Weighted average shares outstanding — basic	5,187	5,131	5,187	5,334	5,485
Weighted average shares outstanding — diluted	5,330	5,216	5,465	5,601	5,732
Consolidated Balance Sheet Data:
Working capital	$15,499	$12,252	$13,750	$11,126	$6,232
Total assets	65,817	73,989	81,831	117,119	148,490
Long-term debt, including current portion	—	—	—	18,701	35,458
Stockholders’ equity	$53,946	$60,140	$66,883	$76,074	$82,794

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Consolidated Financial Statements and the related notes that appear elsewhere in this document.

Certain statements in this Annual Report, particularly statements contained in this Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words “anticipate”, “believe”, “estimate”, “expect”, “plan”, “intend” and other similar expressions are intended to identify these forward-looking statements, but are not the exclusive means of identifying them. Forward-looking statements included in this Annual Report or hereafter included in other publicly available documents filed with the Securities and Exchange Commission (“SEC”), reports to our stockholders and other publicly available statements issued or released by us involve known and unknown risks, uncertainties, and other factors which could cause our actual results, performance (financial or operating) or achievements to differ from the future results, performance (financial or operating) or achievements expressed or implied by such forward-looking statements. Such future results are based upon our best estimates based upon current conditions and the most recent results of operations. Various risks, uncertainties and contingencies could cause our actual results, performance or achievements to differ materially from those expressed in, or implied by, the forward-looking statements contained in this Annual Report. These include, but are not limited to, those described above under Item 1A, “Risk Factors.”

Overview

We own and operate 48 dental laboratories located in 31 states and one Canadian province, serving an active customer base of over 24,000 dentists. Our business consists of the design, fabrication, marketing and sale of custom dental prosthetic appliances for dentists located primarily in the domestic marketplace.

Our products are grouped into the following three main categories:

Restorative Products.  Restorative products that our dental laboratories sell consist primarily of crowns and bridges. A crown replaces the part of a tooth that is visible, and is usually made of gold, porcelain or zirconia. A bridge is a restoration of one or more missing teeth that is permanently attached to the natural teeth or roots. In addition to the traditional crown, we also make porcelain jackets, which are crowns constructed entirely of porcelain; onlays, which are partial crowns which do not cover all of the visible tooth; and precision crowns, which are restorations designed to receive and connect a removable partial denture. We also make inlays, which are restorations made to fit a prepared tooth cavity and then cemented into place.

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

The economic conditions affecting our operations and the dental laboratory industry in general have remained less than favorable over the past several years as many patients and dentists continue to postpone optimal treatment plans, such as crowns, and pursue less expensive alternatives such as amalgam fillings, for which we recognize no revenue. In 2005, we experienced internal sales growth of 3.7%, which included selling price increases during the period ranging from 3.5% to 10.0% at various laboratories and on various product lines. During 2006, internal sales growth was 2.8%, including the effect of increased prices due to underlying increases in the prices of precious metals. We believe that the low cost segment for United States-based dental laboratories has stopped growing and has begun to shrink as competition from offshore laboratories, primarily those located in China, makes inroads into the domestic marketplace. While our business has not focused on this low cost segment of the market, we have experienced some price pressure from other laboratories in our marketplaces that has restrained our ability to increase prices at this time. In addition, we face growing competition from technology-based solutions that allow dentists to fabricate their own restorations without the use of a dental laboratory. Both of these trends appear to be impacting industry growth, and have been inhibiting our results of operations. Technology based dental laboratory CAD-CAM manufacturing solutions have required additional investments in capital equipment. While we expect these capital expenditures will benefit future periods, they have not yet positively impacted net income.

The main components of our costs are labor and related employee benefits. Over the past several years, competition for labor resources and increases in medical insurance premiums have driven these costs higher. We have begun to adjust staffing levels as appropriate at each of our locations while recognizing the need to maintain an available and properly trained workforce.

In 2004 we experienced cost pressure resulting from the implementation expenditures necessary to comply with Section 404 of the Sarbanes-Oxley Act. The impact of these various Section 404 implementation costs on earnings for fiscal year 2004 was approximately $1,027,000, or approximately $0.11 per diluted share, net of taxes, with most of that occurring in the fourth quarter. For fiscal 2005, the cost of maintaining our compliance with

Section 404 was approximately $720,000, or approximately $0.08 per diluted share, net of taxes. In 2006, these costs were approximately $530,000, or approximately $0.06 per diluted share, net of taxes. We believe that while external costs will decrease in 2007 as a result of revisions to standards governing the audit of internal control over financial reporting, these significant ongoing expenditures will still be required to maintain our compliance with the internal controls framework required by the Sarbanes-Oxley Act.

We have also continued to pursue our acquisition strategy, which has played an important role in helping us increase sales from $95,185,000 in 2002 to $150,107,000 in 2006. We recognize acquired customer relationships and trade names as intangible assets which require the recognition of amortization expense (for the customer relationships) and impairment testing (for the customer relationships, trade names and goodwill). On a prospective basis, our future amortization expense will increase based upon our recent and any future acquisition activity. The amount recognized for customer relationships and subsequent amortization expense will depend on the expected profitability and customer retention characteristics of our recently acquired businesses together with those, if any, that we may subsequently acquire.

Effective March 1, 2005 we completed what was then our largest acquisition to date, Green Dental Laboratories, Inc. (“Green”). We believe that the synergies created by the addition of this laboratory have created value for our organization as a whole. Green is treated as a separate reportable segment for financial reporting purposes and retains a separate company identity as a wholly owned subsidiary.

Effective October 2, 2006, we completed what is now our largest acquisition to date, that of Keller Group, Incorporated (“Keller”) of St. Louis, Missouri. Keller is also treated as a separate reportable segment for financial reporting purposes. With annual revenues in excess of $17,000,000, Keller differs from National Dentex in its approach to marketing and to the marketplace. In recent years Keller has broadened its focus from local markets in the Midwest to the national marketplace. In order to sustain this strategy, Keller invests significantly in product advertising, primarily in dental print publications. As a result, we expect Keller to return lower net margins initially than our other operating segments but conversely expect it to obtain stronger sales growth prospectively. We believe that the addition of the Keller management team has created value for our organization as a whole. On January 24, 2007, we announced a realignment of our corporate organization in order to help us better execute our operational strategy.

In order to finance the purchase of Green and Keller, we borrowed approximately $39,200,000 in long-term debt. Future acquisitions may also be financed using available debt financing. As a result of our acquisitions of Green and Keller we are more highly leveraged than we were previously. Our interest expense has therefore become a more significant component of our pre-tax earnings. Interest expense for the year ended December 31, 2006 was $1,523,000 compared to $665,000 for the year ended December 31, 2005 and $42,000 for the year ended December 31, 2004.

The earnings performance of Green and other acquisitions have contributed positively to our sales and gross margins, although our gross margins declined in 2006 by 1.1% to 41.2% compared to the year ended December 31, 2005. For the year ended December 31, 2006, net sales increased $14,265,000 or 10.5% with $10,443,000 attributable to recent acquisitions, measured by business at dental laboratories owned less than one year. Gross profit in fiscal 2006 increased by $4,356,000 to $61,838,000. However $4,965,000 of this gross profit was attributable to our acquisitions in 2006. As a result, all other laboratories experienced an overall decrease in gross profit of $589,000. Green’s results for 2006 included a full year of sales compared to ten months in 2005. Keller’s results for 2006 included three months of sales in 2006.

Liquidity and Capital Resources

Our working capital decreased from $11,126,000 at December 31, 2005 to $6,232,000 at December 31, 2006, primarily as a result of additional borrowings to fund acquisitions, partially offset by $906,000 in cash proceeds from the sale of our former facility in Houston, Texas and other increases in cash associated with our operating results. Cash and cash equivalents increased $247,000 from $401,000 at December 31, 2005 to $648,000 at December 31, 2006. Operating activities provided $11,089,000 in cash flow for the year ended December 31, 2006 compared to $12,758,000 during the year ended December 31, 2005, a decrease of $1,669,000. This decrease was primarily attributable to (1) decreased net income and increased depreciation and amortization expense of

$451,000 as a result of acquisitions and new facilities (2) increased benefit for deferred income taxes of $892,000 as a result of increased deferred tax liabilities for incentive and deferred compensation (3) decreases in prepaid expenses of $1,873,000 related primarily to timing differences in prepaid insurance and prepaid income taxes, and (4) decreases in accounts payable and accrued liabilities of $1,748,000.

Cash outflows related to dental laboratory acquisitions, including deferred purchase price payments associated with prior period acquisitions, totaled $24,608,000 for the year ended December 31, 2006, primarily resulting from the acquisition of Keller, compared to $25,033,000 for the year ended December 31, 2005, primarily resulting from the acquisition of Green.

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

On August 9, 2005 the Agreement was superseded by an Amended and Restated Agreement (the “Amended Agreement”) with the Bank that added a five year credit facility in the form of a term loan in the principal amount of $20,000,000. Amounts previously borrowed under the revolving acquisition line of credit were repaid under the term loan facility, creating $20,000,000 of availability under the acquisition line of credit. Additionally, certain terms and conditions of the original Agreement were amended. The interest rate on both revolving lines of credit and the term loan was the prime rate or, at our option, LIBOR, a cost of funds rate, or the Bank’s fixed rate plus a range of 1.25% to 2.25% depending on the ratio of consolidated funded debt to consolidated “EBITDA”, as defined in the Amended Agreement. The Amended Agreement required monthly payments of principal on the term loan, based on a seven year amortization schedule, with a final payment due on the fifth anniversary of the Amended Agreement. The Amended Agreement required compliance with certain covenants, including the maintenance of specified net worth and other financial ratios.

In October 2006 we borrowed against our acquisition line of credit to finance our acquisition of Keller. As a result of this acquisition, we and the Bank executed a Second Amended and Restated Loan Agreement as of November 6, 2006 (the “Second Agreement”) comprising unsecured senior credit facilities totaling $60,000,000. The Second Agreement amends and restates the Amended Agreement (a) to increase the term loan facility to an aggregate principal amount of $35,000,000 and use the proceeds of the increase in the term loan to repay the portion of the outstanding principal balance under the acquisition line of credit and (b) to adjust the allocation of availability under the lines of credit by increasing the revolving line of credit to $10,000,000 ($5,000,000 of which may be used for future acquisitions) and decreasing the acquisition line of credit from $20,000,000 to $15,000,000. The interest rate on both lines of credit and the term loan is now the prime rate or, at our option, LIBOR, a cost of funds rate or the Bank’s fixed rate, plus, in each case, a range of 1.25% to 3.00%, depending on the ratio of consolidated total funded debt to consolidated “EBITDA”, as each is defined in the Second Agreement. The term loan facility portion of the Second Agreement requires monthly interest payments and monthly payments of principal, based on a seven year amortization schedule, with a final payment due on the fifth anniversary of the Second Agreement. The acquisition line of credit and the first line of credit mature on the third anniversary of the Second Agreement. The Second Agreement requires compliance with certain covenants, including the maintenance of specified net worth and other financial ratios.

As of December 31, 2006, $8,657,000 was available under the revolving line of credit and $15,000,000 was available under the acquisition line of credit. As a result of the Keller acquisition, at December 31, 2006 we had additional short-term bank debt in the amount of $701,000 that was repaid on January 11, 2007.

	December 31, 2005	December 31, 2006

Total long-term debt	$18,701,000	$35,458,000
Less: Current maturities	2,841,000	5,769,000

Long-term debt, less current portion	$15,860,000	$29,689,000

The table below reflects the expected repayment terms associated with the term loan facility at December 31, 2006. The interest rate associated with our current borrowings was 8.1% as of December 31, 2006.

December 31, 2006
Principal Due

Fiscal 2007	$5,769,000
Fiscal 2008	5,062,000
Fiscal 2009	5,040,000
Fiscal 2010	5,004,000
Fiscal 2011	14,583,000

Total	$35,458,000

We believe that cash flow from operations and available financing will be sufficient to meet contemplated operating and capital requirements and deferred payments associated with prior acquisitions for the foreseeable future.

Commitments and Contingencies

The following table represents a list of our contractual obligations and commitments as of December 31, 2006:

	Payments Due By Period
		Less Than			Greater Than
	Total	1 Year	1 - 3 Years	4 - 5 Years	5 Years

Term Loan Facility	$35,285,000	$5,701,000	$15,000,000	$14,584,000	—
Interest Expense	8,943,000	2,534,000	5,471,000	938,000	—
Capital Leases	173,000	68,000	105,000	—	—
Operating Leases:
Real Estate	19,560,000	3,392,000	5,794,000	4,466,000	5,908,000
Vehicles	986,000	705,000	281,000	—	—
Equipment	276,000	128,000	126,000	22,000	—
Laboratory Purchase Obligations	3,099,000	1,518,000	1,581,000	—	—
Contingent Laboratory Purchase Price	967,000	667,000	300,000	—	—

TOTAL	$69,289,000	$14,713,000	$28,658,000	$20,010,000	$5,908,000

In November, 2006 we converted borrowings on our acquisition line of credit to our new term loan facility. Bank borrowings on the term loan facility, with repayment terms greater than one year, are classified as long-term debt on the balance sheet. Interest expense payments, included in the above table, related to the term loan facility have been projected using the interest rate associated with current borrowings.

We are committed under various non-cancelable operating lease agreements covering office space and dental laboratory facilities, vehicles and certain equipment. Certain of these leases also require us to pay maintenance, repairs, insurance and related taxes.

Laboratory purchase obligations totaling $3,099,000, classified as deferred acquisition costs, are presented in the liability section of the balance sheet. These obligations, including deferred obligations associated with non-competition agreements, represent purchase price commitments arising from dental laboratory acquisitions, irrespective of the acquired laboratory’s earnings performance. Contingent laboratory purchase price includes amounts subject to acquisition agreements that are tied to laboratory earnings performance, as defined within the acquisition agreements, generally over a three year period. As payments become determinable, they are recorded in our purchase price allocation.

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

Results of Operations

Our results are reported within three operating segments, NDX Laboratories, Green Dental and Keller. The following table sets forth for the periods indicated the percentage of net sales represented by certain items in our Consolidated Financial Statements:

	Years Ended December 31,
	2004	2005	2006

Net sales	100.0%	100.0%	100.0%
Cost of goods sold	59.9	57.7	58.8

Gross profit	40.1	42.3	41.2
Selling, general and administrative expenses	32.0	32.9	33.4

Operating income	8.1	9.4	7.8
Other expense	0.4	0.5	0.5
Interest expense	0.0	0.5	1.0

Income before provision for income taxes	7.7	8.4	6.3
Provision for income taxes	3.1	3.2	2.5

Net income	4.6%	5.2%	3.8%

Year Ended December 31, 2006 Compared with Year Ended December 31, 2005

Net Sales

For the year ended December 31, 2006, net sales increased $14,265,000 or 10.5% over the prior year. Net sales increased by approximately $10,443,000 as a result of acquisitions, measured by business at dental laboratories owned less than one year. Net sales increased approximately $3,822,000 or 2.8% at dental laboratories owned for both the year ended December 31, 2006 and the year ended December 31, 2005, primarily as a result of price increases, most of which passed along some, but not all, of our higher precious metal costs to our customers. Competitive pressures from offshore laboratories that can produce crowns at fees lower than crowns manufactured in the United States have limited our ability to raise our prices during a time when have experienced higher than usual costs for precious metals used in manufacturing. As a result, gross and net margins were unfavorably impacted.

Cost of Goods Sold

Our cost of goods sold increased by $9,889,000 or 12.6% in the fiscal year ended December 31, 2006 over the prior fiscal year. As a percentage of sales, cost of goods sold increased from 57.7% to 58.8%. The increase, which was primarily attributable to the NDX Laboratories segment due to product mix, was mainly the result of increases in the cost of precious metals. The cost of raw materials as a percentage of sales increased from 13.7% for the year ended December 31, 2005 to 15.2% for the year ended December 31, 2006. The average cost of precious metals used as components of many dental alloys, including gold and palladium, increased approximately 35.7% for gold and 59.0% for palladium, over average costs in 2005. Although we are able to pass a portion of precious metal cost increases on to our customers, prolonged higher metal costs have had and likely will continue to have a negative impact on gross profit percentages.

Overall, labor expense as a percentage of sales for the year ended December 31, 2006 improved over the year ended December 31, 2005. As a percentage of sales, production labor and related benefits declined from 36.3% in

2005 to 35.5% in 2006. Green’s labor costs of 29.0% of sales for the year ended December 31, 2006 and Keller’s labor costs of 25.0% of sales in the fourth quarter of 2006 lowered the overall percentage while the portion attributable to NDX Laboratories declined slightly to 36.8% of sales for the year ended December 31, 2006 from 37.0% for the year ended December 31, 2005.

Selling, General and Administrative Expenses

Operating expenses, which consist of selling, delivery and administrative expenses both at the laboratory and corporate level, increased by $5,368,000 or 12.0% in the year ended December 31, 2006 compared to 2005. Operating expenses increased as a percentage of net sales from 32.9% in 2005 to 33.4% in 2006. As a percentage of sales, delivery expenses increased from 8.0% in the year ended December 31, 2005 to 8.9% in 2006, due to higher delivery costs, including rising fuel costs and additional salaries. Selling expenses increased from 4.3% of sales for the year ended December 31, 2005 to 5.1% in 2006. Selling expenses in the fourth quarter of 2006 for the Keller segment were 18.2% of sales, or $884,000 while spending on promotional materials and customer loyalty programs increased by approximately $500,000 for the year ended December 31, 2006. Administrative expenses decreased from 16.2% of sales for the year ended December 31, 2005 to 15.7% in 2006 and laboratory incentive compensation decreased from 3.3% of sales in 2005 to 2.7% in 2006 as a result of decreased earnings performance at certain laboratories.

The increase of $5,368,000 in our operating expenses in 2006 was primarily attributable to the following increases:

•	Additional operating costs and amortization expense associated with recent acquisitions — $3,109,000;

•	Increases in salaries and benefits at the corporate and laboratory level, in part due to additional finance and management staff and increases in health insurance — $737,000;

•	Increases in rent expense, including additional rent related to facilities under construction — $227,000;

•	Increases in spending on voluntary OSHA training and maintenance programs — $120,000;

•	Increases in delivery costs — $1,900,000;

•	Increases in selling expenses, including promotional materials and customer loyalty programs — $677,000; and

•	Impairment of fixed assets in 2006 — $161,000;

partially offset by:

•	Decreases in laboratory and executive incentive compensation as a result of laboratory profit performance — $881,000;

•	Decreases in consulting expenses and professional fees, including audit and compliance costs — $168,000;

•	Decreases in bad debt expense due to collections results and current receivable profile — $154,000; and

•	The gain from the sale of our former laboratory facility in Houston, Texas — $397,000.

Operating Income

As a result of the above factors, our operating income decreased by $993,000 to $11,741,000 for the year ended December 31, 2006 from $12,734,000 in 2005. As a percentage of net sales, operating income declined from 9.4% in 2005 to 7.8% in 2006.

Interest Expense

Interest expense increased $858,000 from $665,000 for the year ended December 31, 2005 to $1,523,000 in 2006, primarily as a result of our increased bank borrowings to fund our acquisitions of Green and Keller and rising interest rates.

Provision for Income Taxes

The provision for income taxes decreased by $665,000 to $3,669,000 for the year ended December 31, 2006 from $4,334,000 in 2005. The 37.9% effective tax rate for fiscal year 2005 increased to 38.9% for fiscal year 2006.

Net Income

As a result of all the factors discussed above, net income decreased $1,326,000 to $5,763,000 or $1.01 per share on a diluted basis for the year ended December 31, 2006 from $7,089,000 or $1.27 per share on a diluted basis in 2005.

Operating Segment Results

Our business consists of a single industry segment, which is the design, fabrication, marketing and sale of custom dental prosthetic appliances for and to dentists in North America. We report on three operating segments within this single industry segment. These three segments are known as Green Dental, representing the operations of Green Dental Laboratories, Inc. of Heber Springs, Arkansas which we acquired in March 2005; Keller, representing the operations of Keller Group, Incorporated with laboratories in St. Louis, Missouri and Louisville, Kentucky which we acquired in October, 2006; and NDX Laboratories, which represents our remaining laboratories, including Impact Dental Laboratory Limited, which we acquired in October, 2006.

	Year Ended December 31
	2005	2006	$ Change	% Change

Revenue:
NDX Laboratories	$121,370,004	$126,543,054	$5,173,050	4.3%
Green Dental	14,513,115	18,817,607	4,304,492	29.7%
Keller	—	4,863,988	4,863,988	—

Subtotal	135,883,119	150,224,649	14,341,530	10.6%
Less: Inter-segment Revenues:	40,445	117,242	76,797	—

Net Sales	$135,842,674	$150,107,407	$14,264,733	10.5%

Laboratory Operating Income:
NDX Laboratories	$19,586,603	$16,840,606	$(2,745,997)	(14.2)%
Green Dental	3,571,803	4,820,007	1,248,204	34.9%
Keller	—	446,151	446,151	—

Laboratory Operating Income	$23,158,406	$22,106,764	$(1,051,642)	(4.5)%

NDX Laboratories

The net sales growth in this segment of 4.3% included internal growth of 3.2% and growth related to laboratory acquisitions of 1.1%. The majority of the internal growth was the result of commodity cost increases on precious metals, a portion of which is passed on to our customers.

Gross profit as a percentage of sales decreased from 41.7% for the year ended December 31, 2005 to 39.9% for the year ended December 31, 2006. Cost of goods sold increased by $5,181,000. The increase was attributable to additional costs from acquisitions of $831,000, increases in the cost of materials, primarily precious metals, of approximately $2,092,000, increases in manufacturing labor and benefits of approximately $1,205,000, resulting from an increase in health insurance costs and excess capacity, and laboratory overhead increases of approximately $1,053,000 resulting from new facilities and higher energy costs.

Laboratory operating income as a percentage of sales for NDX Laboratories decreased from 16.1% for the year ended December 31, 2005 to 13.3% for the year ended December 31, 2006 primarily as a result of the above factors.

Green Dental

The net sales growth in this segment of 29.7% included internal growth of 9.0% and 20.7% of growth related to the comparison of twelve months of operations in 2006 compared to ten months of operations in 2005. As a percentage of sales, gross profit increased from 47.5% in 2005 to 48.0% in 2006. Manufacturing labor and benefit decreases were partially offset by increases in materials costs. Laboratory operating income as a percentage of sales for Green increased from 24.6% for the year ended December 31, 2005 to 25.6% for the year ended December 31, 2006.

Keller

This segment is the result of our acquisition of Keller Group, Inc. effective October 2, 2006, and therefore the sales are entirely attributable to acquisition growth. Keller operates with manufacturing efficiencies but also is pursuing growth with significant spending in product advertising, primarily in dental print publications. As a result, we expect Keller to return lower net margins initially than our other operating segments but conversely expect it to obtain stronger sales growth prospectively.

Gross profit as a percentage of sales for the fourth quarter of 2006 was 47.5%. Laboratory operating income as a percentage of sales for Keller was 9.2% in the fourth quarter of 2006. The operating income performance from the fourth quarter of 2006 does not represent the expected results for full fiscal periods in 2007.

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

Interest Expense

Net interest increased $623,000 from $42,000 in 2004 to $665,000 in 2005, primarily as a result of bank borrowings to fund the acquisition of Green.

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

Summary of Significant Accounting Policies

Revenue Recognition

Revenue is recognized upon transfer of title and risk of loss, generally as the dentists’ orders are shipped. Commencing in the fourth quarter of fiscal 2005, we have recorded shipping and handling fees charged to customers as revenues in accordance with EITF 00-10 “Accounting for Shipping and Handling Fees and Costs.” Prior to the fourth quarter, these fees were recorded as a reduction to selling, general and administrative expenses. The effect of recording these fees as reductions to selling general and administrative expenses was not material. Shipping and handling costs totaled approximately $9,209,000 in fiscal 2004, $10,852,000 in fiscal 2005 and $13,365,000 in fiscal 2006, and are included in selling, general and administrative expense.

Goodwill and Other Indefinite-Lived Intangible Assets Not Subject to Amortization

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142 “Goodwill and Other Intangible Assets” (“SFAS 142”), goodwill amortization ceased on December 31, 2001. We continually evaluate whether events and circumstances have occurred that indicate that the value of goodwill has been impaired. In accordance with SFAS No. 142, goodwill is evaluated for possible impairment on an annual basis, based on a two-step process. The first step is to compare the fair value of the reporting unit to its carrying amount to determine if there is potential impairment. The second step, used to measure the amount of impairment loss, compares the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. In accordance with SFAS No. 142, the reporting unit is an operating segment or one level below an operating segment (referred to as a component). We view the individual laboratories as reporting units. We determine fair value using factors based on revenue and operating margins. In the second quarter of 2004, 2005 and 2006 we completed the annual impairment testing and determined that no impairment existed.

Additionally, we also recognize the existence of value in trade names acquired in business combinations and believe the useful life of this intangible to be indefinite. Accordingly, trade names are also evaluated for impairment on an annual basis using a single-step method in accordance with SFAS No. 142. Impairment charges related to trade names are recognized when the fair value is less than the carrying value of the asset. Impairment charges related to trade names were recorded in the year ended December 31, 2004 in the amount of $140,000, of which $77,000, an immaterial amount, relates to prior periods. Impairment charges of $10,000 and $47,000 were recorded in the year ended December 31, 2005 and 2006, respectively. Trade name impairment charges generally result from a decline in forecasted revenue at specific laboratories in comparison to revenue forecasts used in previous valuation calculations.

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

Depreciation expense totaled approximately $1,888,000 in fiscal 2004, $2,372,000 in fiscal 2005 and $3,135,000 in fiscal 2006.

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

We recorded an impairment charge of $161,000 in the fourth quarter of fiscal 2006 related to land and buildings associated with discontinued laboratory operations in Jacksonville, Florida, upon determining that the carrying value of the asset was not fully recoverable.

Cash Surrender of Life Insurance

The cash surrender value of life insurance policies are recorded at net realizable value.

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

Recent Accounting Pronouncements

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109”, (“FIN 48”). FIN 48 clarifies the uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The provisions of FIN 48 are effective beginning January 1, 2007 with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The adoption of FIN 48 is not expected to have a material effect on results in the quarter ending March 31, 2007.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Our market risk exposure includes potential price volatility of commodities we use in our manufacturing processes. We purchase dental alloys that contain gold, palladium and other precious metals. We have not participated in hedging transactions. We have relied on pricing practices that attempt to pass some portion, if not all, of our increased costs on to our customers, in conjunction with materials substitution strategies.

At December 31, 2006, we had variable rate debt of $35.4 million. Based on this amount, the earnings and cash flows impact for the next year resulting from a one percentage point increase in interest rates would be approximately $214,000, net of tax, holding other variables constant.

We have investments in a foreign subsidiary. The net assets of this subsidiary is exposed to volatility in current exchange rates. We have determined that the effect of a 1% change in exchange rates would be immaterial to our results of operations and financial position.

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

	Three Months Ended
	March 31,	June 30,	Sept. 30,	Dec. 31,	March 31,	June 30,	Sept. 30,	Dec. 31,
	2005	2005	2005	2005	2006	2006	2006	2006
	(Dollars in thousands except per share data)

Net sales	$31,946	$36,214	$33,344	$34,339	$36,789	$38,116	$34,613	$40,589
Gross profit	$13,928	$15,978	$13,544	$14,013	$15,928	$16,292	$13,468	$16,150
Gross margin	43.6%	44.1%	40.6%	40.8%	43.3%	42.7%	38.9%	39.8%
Operating income	$3,164	$4,650	$2,506	$2,414	$3,961	$4,345	$1,926	$1,510
Operating margin	9.9%	12.8%	7.5%	7.0%	10.8%	11.4%	5.6%	3.7%
Net income	$1,779	$2,588	$1,378	$1,344	$2,150	$2,320	$925	$369
Net income per diluted share	$0.32	$0.47	$0.25	$0.24	$0.38	$0.40	$0.16	$0.06

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We carried out an evaluation, with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of December 31, 2006. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applied its judgment in evaluation of the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2006, our disclosure controls and procedures, as defined in the Securities Exchange Act (the “Exchange Act”) Rules 13a-15(e) and 15d-15(e), were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and such information is accumulated and communicated to management, including the CEO and CFO, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we carried out an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2006 based on the Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based upon this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2006.

National Dentex Corporation acquired Impact Dental Laboratory Limited (“Impact”) on October 2, 2006 and Keller Group, Inc. (“Keller”) on October 2, 2006. These entities were acquired in purchase business combinations during 2006 and were excluded from management’s assessment as of December 31, 2006. Impact had total assets of $3,701,000 and revenues of $961,000 and Keller had total assets of $24,849,000 and revenues of $4,864,000, and these amounts were included in the consolidated financial statements of National Dentex Corporation and subsidiaries as of and for the year ended December 31, 2006.

PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited our financial statements included in this Annual Report on Form 10-K, has also audited management’s assessment of the effectiveness of our internal control over financial reporting and the effectiveness of internal control over financial reporting as of December 31, 2006, as stated in their report which is included herein.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item will be contained in our proxy statement for the annual meeting of stockholders scheduled to be held on May 15, 2007, which we plan to file with the SEC on or about April 6, 2007, but in no event later than 120 days after the end of our fiscal year ended December 31, 2006 (the “2007 Proxy Statement”). Such information is hereby incorporated by reference.

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

The information required by this item will be included in our 2007 Proxy Statement and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required by this item will be included in our 2007 Proxy Statement and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions

The information required by this item will be included in our 2007 Proxy Statement and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The response to this item will be contained in our 2007 Proxy Statement under the caption “Independent Auditors Fees and Other Matters”, and is incorporated herein by reference.

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

(c) Financial Statement Schedules:

Included in Item 15(a)(2) above.

NATIONAL DENTEX CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of National Dentex Corporation:

We have completed integrated audits of National Dentex Corporation’s consolidated financial statements and of its internal control over financial reporting as of December 31, 2006 in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of National Dentex Corporation and its subsidiaries at December 31, 2006 and December 31, 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control over Financial Reporting, appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

As described in Management’s Report on Internal Control over Financial Reporting, management has excluded Impact Dental Laboratory Limited (“Impact”) and Keller Group, Inc. (“Keller”) from its assessment of internal control over financial reporting as of December 31, 2006 because they were acquired by the Company in purchase business combinations during 2006. Impact and Keller are operating segments whose total assets represent $3,701,000 and $24,849,000, respectively, and total revenues represent $961,000 and $4,864,000, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2006.

/s/  PricewaterhouseCoopers LLP
Boston, Massachusetts
March 15, 2007

NATIONAL DENTEX CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2005	2006

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$401,251	$648,265
Accounts receivable:
Trade, less allowance of $300,000 in 2005 and $290,000 in 2006	14,468,140	17,022,130
Other	595,481	915,938
Inventories	6,700,283	7,212,975
Prepaid expenses	3,127,157	1,905,570
Deferred tax asset	8,646	1,347,387
Property held for sale	508,596	—

Total current assets	25,809,554	29,052,265

PROPERTY, PLANT AND EQUIPMENT:
Land and buildings	8,531,337	8,530,593
Leasehold and building improvements	10,433,008	13,428,314
Laboratory equipment	15,331,829	18,956,508
Furniture and fixtures	6,170,476	6,943,244

	40,466,650	47,858,659
Less — Accumulated depreciation and amortization	16,854,004	19,976,182

Net property, plant and equipment	23,612,646	27,882,477

OTHER ASSETS, net:
Goodwill	48,242,149	68,000,747
Trade names	5,644,443	9,032,102
Customer relationships	5,718,864	6,298,927
Non-competition agreements	2,656,329	2,225,431
Other assets	5,435,025	5,998,335

Total other assets	67,696,810	91,555,542

Total assets	$117,119,010	$148,490,284

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Revolving line of credit	$—	$1,343,228
Current portion of long-term debt	2,840,621	5,768,670
Accounts payable	3,449,227	4,344,704
Accrued liabilities:
Payroll and employee benefits	5,505,811	6,778,395
Current portion of deferred acquisition costs	1,338,224	1,517,694
Other accrued expenses	1,549,703	3,067,581

Total current liabilities	14,683,586	22,820,272

LONG-TERM LIABILITIES:
Long-term obligations	15,860,133	29,688,696
Deferred compensation	2,956,417	4,863,163
Deferred acquisition costs	2,052,630	1,581,494
Deferred tax liability	5,492,163	6,743,027

Total long-term liabilities	26,361,343	42,876,380

COMMITMENTS AND CONTINGENCIES (Note 8)
STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value
Authorized — 500,000 shares
None issued and outstanding	—	—
Common stock, $.01 par value
Authorized — 8,000,000 shares
Issued and Outstanding — 5,411,463 shares at December 31, 2005 and 5,509,412 shares at December 31, 2006	54,114	55,094
Paid-in capital	15,603,188	17,296,170
Retained earnings	60,416,779	65,564,279
Other comprehensive income	—	(121,911)

Total stockholders’ equity	76,074,081	82,793,632

Total liabilities and stockholders’ equity	$117,119,010	$148,490,284

The accompanying notes are an integral part of these consolidated financial statements.

NATIONAL DENTEX CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended
	December 31,	December 31,	December 31,
	2004	2005	2006

Net sales	$111,752,547	$135,842,674	$150,107,407
Cost of goods sold	66,952,585	78,380,380	88,269,509

Gross profit	44,799,962	57,462,294	61,837,898
Selling, general and administrative expenses	35,755,242	44,728,227	50,096,653

Operating income	9,044,720	12,734,067	11,741,245
Other expense	404,343	646,436	786,292
Interest expense	42,324	665,108	1,522,778

Income before provision for income taxes	8,598,053	11,422,523	9,432,175
Provision for income taxes	3,439,221	4,333,705	3,669,116

Net income	$5,158,832	$7,088,818	$5,763,059

Net income per share — basic	$0.99	$1.33	$1.05

Net income per share — diluted	$0.94	$1.27	$1.01

Weighted average shares outstanding — basic	5,186,589	5,333,597	5,484,741

Weighted average shares outstanding — diluted	5,465,106	5,601,441	5,732,106

The accompanying notes are an integral part of these consolidated financial statements.

NATIONAL DENTEX CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock				Cumulative
	Number of	$.01 Par	Paid-in	Retained	Translation	Treasury
	Shares	Value	Capital	Earnings	Adjustment	Stock	Total

BALANCE, December 31, 2003	5,536,533	$36,911	$17,034,343	$48,187,945	—	$(5,118,938)	$60,140,261
Issuance of 84,553 shares of common stock under the stock option plans	84,553	575	1,064,262			—	1,064,837
Issuance of 27,236 shares of common stock under the employee stock purchase program	27,236	181	285,171			—	285,352
Tax benefit associated with exercise of stock options			139,143				139,143
Three-for-two stock split, including fractional shares paid out	(125)	18,815		(18,816)			(1)
Net income	—	—	—	5,158,832		—	5,158,832
Issuance of 5,008 shares of treasury stock as director’s fees			34,992	—		59,969	94,961
Treatment of 384,399 shares of treasury stock as unissued shares	(384,399)	(3,844)	(5,055,125)	—	—	5,058,969	—

BALANCE, December 31, 2004	5,263,798	52,638	13,502,786	53,327,961	—	—	66,883,385

Issuance of 122,341 shares of common stock under the stock option plans	122,341	1,223	1,508,274			—	1,509,497
Issuance of 21,526 shares of common stock under the employee stock purchase program	21,526	215	332,832			—	333,047
Tax benefit associated with exercise of stock options			187,362				187,362
Net income	—	—	—	7,088,818		—	7,088,818
Issuance of 3,798 shares of common stock as director’s fees	3,798	38	71,934	—	—	—	71,972

BALANCE, December 31, 2005	5,411,463	54,114	15,603,188	60,416,779	—		76,074,081

Cumulative effect of SAB 108 adjustment (see Note 2)				(615,559)			(615,559)
Issuance of 71,567 shares of common stock under the stock option plans	71,567	716	939,227				939,943
Issuance of 25,318 shares of common stock under the employee stock purchase program	25,318	253	432,377				432,630
Tax benefit associated with exercise of stock options			96,105				96,105
Net income				5,763,059			5,763,059
Issuance of 1,064 shares of restricted stock as director’s fees	1,064	11	23,983				23,994
Stock Compensation Expense			201,290				201,290
Cumulative Translation Adjustment	—	—	—	—	(121,911)	—	(121,911)

BALANCE, December 31, 2006	5,509,412	$55,094	$17,296,170	$65,564,279	$(121,911)		$82,793,632

The accompanying notes are an integral part of these consolidated financial statements.

NATIONAL DENTEX CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended
	December 31,	December 31,	December 31,
	2004	2005	2006

Cash flows from operating activities:
Net income	$5,158,832	$7,088,818	$5,763,059
Adjustments to reconcile net income to net cash provided by operating activities, net of effects of acquisitions:
Depreciation and amortization	3,131,697	3,939,664	4,814,580
Loss (gain) on disposal of property, plant and equipment	14,645	105,398	(329,215)
Provision (benefit) for deferred income taxes	739,111	(487,414)	(1,379,347)
Impairment of long-lived assets	140,000	10,000	207,847
Tax benefit associated with exercise of stock options	139,143	187,362	96,105
Issuance of common stock as director’s fees	94,961	71,972	71,980
(Benefit) provision for bad debts	(40,817)	163,134	30,702
Losses on write-down of inventories	—	36,399	162,711
Stock based compensation expense	—	—	153,304
Other non-cash items	—	—	(117,870)
Changes in operating assets and liabilities, net of effects of acquisitions:
Increase in accounts receivable	(508,070)	(462,076)	(479,582)
Decrease (increase) in inventories	315,824	(146,854)	(250,830)
(Increase) decrease in prepaid expenses	(777,307)	(602,853)	1,269,889
(Increase) decrease in other assets	(1,214,934)	34,596	3,660
Increase in accounts payable and accrued liabilities	636,229	2,819,403	1,071,767

Net cash provided by operating activities	7,829,314	12,757,549	11,088,760

Cash flows from investing activities:
Payment for acquisitions, net of cash acquired	(3,679,492)	(23,456,720)	(21,402,927)
Payment of deferred purchase price	(3,249,189)	(1,575,780)	(3,205,241)
Premiums paid for life insurance policies	(607,652)	(504,425)	(498,856)
Additions to property, plant and equipment	(3,262,898)	(7,578,413)	(4,899,460)
Dispositions of property, plant, and equipment	—	—	920,333

Net cash used in investing activities	(10,799,231)	(33,115,338)	(29,086,151)

Cash flows from financing activities:
Borrowings of revolving line of credit	2,000,000	—	1,343,228
Repayments of revolving line of credit	—	(2,000,000)	—
Borrowings of long-term debt	—	19,884,346	19,625,000
Repayments of long-term debt	—	(1,183,592)	(4,092,355)
Proceeds from issuance of common stock	1,350,188	1,842,544	1,372,573

Net cash provided by financing activities	3,350,188	18,543,298	18,248,446

Effect of Exchange rate changes on cash	—	—	(4,041)

Net increase ( decrease) in cash and cash equivalents	380,271	(1,814,491)	247,014
Cash and cash equivalents at beginning of period	1,835,471	2,215,742	401,251

Cash and cash equivalents at end of period	$2,215,742	$401,251	$648,265

Supplemental disclosures of cash flow information:
Interest paid (net of capitalized interest of $109,000 in 2005 and $18,000 in 2006)	$51,012	$689,118	$1,647,972

Income taxes paid	$3,734,480	$4,289,112	$4,468,811

Supplemental schedule of non-cash investing and financing activities:
The Company purchased the operations of certain dental laboratories in 2004, 2005 and 2006.
In connection with these acquisitions, liabilities were assumed as follows:
Fair value of assets acquired including acquired cash	$5,773,000	$32,083,000	$28,821,000
Cash purchase price	(4,319,000)	(24,582,000)	(21,725,000)
Deferred purchase price at date of acquisition	(544,000)	(2,444,000)	(967,000)

Liabilities assumed	$910,000	$5,057,000	$6,129,000

The accompanying notes are an integral part of these consolidated financial statements.

NATIONAL DENTEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

(1)  Organization

National Dentex Corporation (the “Company”) owns and operates 43 full-service dental laboratories and five branch laboratories in 31 states throughout the United States and one Canadian province as of December 31, 2006. Working from dentists’ work orders, the Company’s dental laboratories custom design and fabricate dentures, crowns and fixed bridges, and other dental prosthetic appliances.

(2)  Summary of Significant Accounting Policies

Principles of Consolidation

The Company follows the guidance established in FASB Interpretation No. 46, “Consolidation of Variable Interest Entities”, in presenting the consolidated financial statements. Acquisitions are reflected from the date acquired by the Company (see Note 3) to December 31, 2006. All significant inter-company balances and transactions have been eliminated in consolidation.

Revenue Recognition

Revenue is recognized upon transfer of title and risk of loss, generally as the dentists’ orders are shipped. Commencing in the fourth quarter of fiscal 2005, the Company has recorded shipping and handling fees charged to customers as revenues in accordance with EITF 00-10 “Accounting for Shipping and Handling Fees and Costs”. Prior to the fourth quarter, these fees were recorded as a reduction to selling, general and administrative expenses. The effect of recording these fees as reductions to selling general and administrative expenses was not material. Shipping and handling costs totaling approximately $9,209,000, $10,852,000 and $13,365,000 for the years ended December 31, 2004, 2005 and 2006, respectively, are included in selling, general and administrative expense.

Staff Accounting Bulletin No. 108

In September 2006, the SEC released SAB 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 permits the Company to adjust for the cumulative effect of misstatements related to prior years, previously deemed to be immaterial, in the carrying amount of assets and liabilities as of the beginning of the current fiscal year, with an offsetting adjustment to the opening balance of retained earnings in the year of adoption. SAB 108 also requires the adjustment of any prior quarterly financial statements in future SEC filings within the fiscal year of adoption for the effects of such misstatements on the quarters when the information is next presented. This adjustment does not require reports previously filed with the SEC to be amended. In addition, registrants are permitted to utilize SAB 108 treatment for errors that had not been previously identified in prior periods.

In the fourth quarter of 2006, management identified an error in the accounting for the Company’s Supplemental Executive Retirement Plans. A component of these plans is the recognition of compensation expense for the eventual payment to the recipient of the retirement benefit. Historically, the Company had recognized this expense over the period between the inception of the individual agreement to the recipient’s anticipated retirement date, and not over the vesting period, which vary up to a maximum of ten years. Generally Accepted Accounting Principles (“GAAP”) requires compensation expense for these arrangements to be recognized over the vesting period. The Company reviewed all agreements and recalculated the correct deferred compensation expense for all affected years, specifically 1995 through 2006, and compared the results to amounts historically recorded. Based upon that review, the Company concluded the errors to be immaterial to all previously issued financial statements under the “rollover method”, the method previously utilized by the Company to evaluate accounting errors. However, the impact of correcting the accumulated error to the current year financial statements is material. Accordingly, the Company has applied SAB 108 and adjusted beginning retained earnings for fiscal 2006, net of the related tax effects, in the accompanying consolidated financial statements.

NATIONAL DENTEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As a result of the error described above, at January 1, 2006, deferred compensation liabilities were increased by $1,018,000 and the Company’s deferred tax asset was increased by $402,000 which resulted in a net decrease to stockholder’s equity of $616,000.

Goodwill and Other Indefinite-Lived Intangible Assets Not Subject to Amortization

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, goodwill amortization ceased on December 31, 2001. The Company continually evaluates whether events and circumstances have occurred that indicate that the value of goodwill has been impaired. In accordance with SFAS No. 142, goodwill is evaluated for possible impairment on an annual basis, based on a two-step process. The first step is to compare the fair value of the reporting unit to its carrying amount to determine if there is potential impairment. The second step, used to measure the amount of impairment loss, compares the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. In accordance with SFAS No. 142, the reporting unit is an operating segment or one level below an operating segment (referred to as a component). The Company has determined that the individual laboratories are reporting units. The Company determines fair value using factors based on revenue and operating margins. In the second quarters of 2004, 2005 and 2006 the Company completed the impairment testing and determined that no impairment existed.

Additionally, the Company also recognizes the existence of value in trade names acquired in business combinations and believes the useful life of this intangible to be indefinite based on a long history of utilizing the laboratory trade name. Accordingly, trade names are also evaluated for impairment on an annual basis using a single step method in accordance with SFAS No. 142. Impairment charges related to trade names are recognized when the fair value is less than the carrying value of the asset. Impairment charges related to trade names were recorded in the amount of $140,000, $10,000 and $47,000 for the years ended December 31, 2004, 2005 and 2006, respectively. Trade name impairment charges generally result from a decline in forecasted revenue at specific laboratories in comparison to revenue forecasts used in previous valuation calculations.

Intangible Assets Subject to Amortization

The Company follows the applicable accounting pronouncements — specifically SFAS No. 141 Business Combinations and Emerging Issues Task Force Abstract 02-17 Recognition of Customer Relationship Intangible Assets Acquired in a Business Combination in accounting for purchase business combinations. Non-competition agreements and customer relationship intangibles arising from dental laboratory acquisitions are amortized over their useful lives. The acquisition date fair value of non-competition agreements are deferred and amortized over their economic useful lives, in accordance with the terms of the agreements, over 2 to 15 years. The acquisition date fair value associated with acquired customer relationships are amortized over their estimated useful life, over 9 to 12 years.

NATIONAL DENTEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Advertising and Promotional Costs

Advertising, promotional and marketing costs are charged to earnings in the period in which they are incurred, in accordance with AICPA Statement of Position (SOP) 93-7, “Reporting on Advertising Costs.” These costs were approximately $1,148,000, $1,252,000 and $1,512,000 for the years ended December 31, 2004, 2005 and 2006, respectively. Included in the 2006 amount is a fourth quarter adjustment of $108,000 related to the Company’s cooperative advertising programs.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with maturities of 90 days or less to be cash equivalents. At certain times the Company may have cash investments including overnight repurchase agreements with financial institutions in excess of the $100,000 insured limit of the Federal Deposit Insurance Corporation.

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

Receivables consist of the following at December 31, 2005 and 2006:

	2005	2006

Trade	$14,767,921	$17,312,122
Allowance for doubtful accounts	(299,781)	(289,992)
Employee	76,739	74,822
Other	518,742	841,116

Total Receivables	$15,063,621	$17,938,068

Following are the changes in the allowance for doubtful accounts during the years ended December 31, 2004, 2005 and 2006:

	Balance at	Charged to		Acquired in	Balance at
	Beginning	Costs and		Purchase Business	End of
	of Period	Expenses	Write-offs	Combinations	Period

Allowance for Doubtful Accounts:
December 31, 2004	$312,680	(40,817)	90,682	—	181,181
December 31, 2005	181,181	163,134	138,534	94,000	299,781
December 31, 2006	299,781	30,702	94,224	53,733	289,992

NATIONAL DENTEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Inventories

Inventories consist of the following:

	December 31, 2005	December 31, 2006

Raw Materials	$5,482,280	$5,853,793
Work in Process	995,111	1,112,467
Finished Goods	222,892	246,715

	$6,700,283	$7,212,975

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

Gains and losses are recognized upon the disposal of property and equipment, and the related accumulated depreciation and amortization are removed from the accounts. Maintenance, repairs and betterments that do not enhance the value of or increase the life of the assets are charged to operations as incurred. The Company follows SFAS No. 34 “Capitalization of Interest Cost” (“SFAS No. 34”). Under SFAS No. 34, interest costs, if incurred, should be capitalized as part of the cost of acquiring or constructing qualifying assets. The Company had two qualifying assets which required a period of time to make ready for their intended use. Capitalized interest which is classified as Leasehold and Building Improvements totaled approximately $109,000 and $18,000 for the years ended December 31, 2005 and 2006, respectively.

Depreciation expense totaled approximately $1,888,000, $2,372,000 and $3,135,000 for the years ended December 31, 2004, 2005 and 2006, respectively.

Impairment of Long-Lived Assets

At each balance sheet date, management evaluates the recoverability of the long-lived assets, including property and equipment and intangible assets, using certain financial indicators, such as historical and future ability to generate income from operations. The Company’s policy is to assess long lived asset impairment in the period when it is determined that the carrying amount of the asset may not be recoverable. The determination is based on an evaluation of such factors as the occurrence of a significant event, a significant change in the environment in which the business operates or if the expected future undiscounted cash flows become less than the carrying amount of the asset.

The Company recorded an impairment charge of $161,000 in the fourth quarter of fiscal 2006 related to land and buildings associated with discontinued laboratory operations in Jacksonville, Florida, upon determining that the carrying value of the asset was not fully recoverable.

NATIONAL DENTEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cash Surrender of Life Insurance

Life insurance policies, which are presented as other assets, are recorded at their net realizable value, which approximates the surrender value of the policy. In the fourth quarter of 2006, the Company recorded unrealized gains of $108,000 associated with the change in surrender values of the policies.

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

Earnings Per Share

In accordance with the disclosure requirements of SFAS No. 128, “Earnings per Share,” basic earnings per share is computed by dividing net income by the weighted average number of shares outstanding and diluted earnings per share reflects the dilutive effect of potential common shares. The weighted average number of shares outstanding, the dilutive effects of outstanding stock options and the shares under option plans that were anti-dilutive for the years ended December 31, 2004, 2005 and 2006 are as follows:

	Years Ended December 31,
	2004	2005	2006

Weighted average number of shares used in basic earnings per share calculation	5,186,589	5,333,597	5,484,741
Incremental shares under option and employee stock purchase plans	278,517	267,844	247,365

Weighed average number of shares used in diluted earnings per share calculation	5,465,106	5,601,441	5,732,106

Shares under option plans excluded in computation of diluted earnings per share due to anti-dilutive effects	NONE	NONE	1,927

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

Disclosures About the Fair Value of Financial Instruments

The Company’s financial instruments mainly consist of cash and cash equivalents, accounts receivable, accounts payable, and current and long-term liabilities. The carrying amounts of the Company’s cash and cash equivalents, accounts receivable and accounts payable approximate their fair value due to the short-term nature of these instruments. The carrying amount of the long-term liabilities also approximates their fair value, based on rates available to the Company for debt with similar terms and remaining maturities.

NATIONAL DENTEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Comprehensive Income

SFAS No. 130, “Reporting Comprehensive Income,” requires disclosure of all components of comprehensive income on an annual and interim basis. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The Company’s total comprehensive income was as follows for the periods presented:

	Year Ended December 31,
	2004	2005	2006

Net income	$5,158,832	$7,088,818	$5,763,059
Foreign currency translation adjustments	—	—	(121,911)

Total comprehensive income	$5,158,832	$7,088,818	$5,641,148

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

In March 2005, the Company acquired Green Dental Laboratories, Inc. of Heber Springs, Arkansas. In October 2006, the Company acquired Keller Group, Incorporated, a privately-held dental laboratory business with production facilities in both St. Louis, Missouri and Louisville, Kentucky. In accordance with SFAS 131, the Company identified Green and Keller as separate operating segments that do not meet the aggregation criteria of SFAS 131. As a result, the Company has three reportable segments. The accounting policies of these segments are consistent with those described for the consolidated financial statements in the summary of significant accounting policies.

Recent Accounting Pronouncements

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109”, (“FIN 48”). FIN 48 clarifies the uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The provisions of FIN 48 are effective beginning January 1, 2007 with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The adoption of FIN 48 is not expected to have a material effect on results in the quarter ending March 31, 2007.

(3)  Acquisitions

The Company’s acquisition strategy is to consolidate within the dental laboratory industry and use its financial and operational synergies to create a competitive advantage. Certain factors, such as the laboratory’s assembled workforce, technical skills, and value as a going concern result in the recognition of goodwill.

In connection with certain acquisition agreements, the Company has incurred certain contractual obligations associated with deferred purchase price payments, which are not contingent on any future actions or performance measures. These deferred payments are recorded as a liability upon consummation of the acquisition and are included in the acquisition purchase price. Also, certain acquisition agreements contain provisions which require

NATIONAL DENTEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

additional purchase price payments, contingent upon certain specified events, generally earnings targets. These contingent payments are recorded as an increase to goodwill upon the resolution of the contingency.

In addition, in certain transactions, the Company executes non-compete agreements with the former owners and other key employees. The fair value of these agreements is recognized in purchase accounting as an identifiable intangible asset and is amortized over the estimated economic life of the agreement. All acquisitions have been reflected in the accompanying consolidated financial statements from the date of acquisition and have been accounted for as purchase business combinations in accordance with SFAS No. 141, “Business Combinations” (“FAS 141”).

During 2005, the Company acquired the following dental laboratory operations:

Acquisition	Form of Acquisition	Location	Period Acquired

Wornson-Polzin Dental Laboratory	All Outstanding Capital Stock	Mankato, MN	February, 2005
Green Dental Laboratories	All Outstanding Capital Stock	Heber Springs, AR	March, 2005
Midtown-Brunswick Dental Laboratory	Certain Assets	Brunswick, ME	May, 2005

During 2006, the Company acquired the following dental laboratory operations:

Acquisition	Form of Acquisition	Location	Period Acquired

Impact Dental Laboratory Limited	All Outstanding Capital Stock	Ottawa, ON Canada	October, 2006
Keller Group, Incorporated	All Outstanding Capital Stock	St Louis, MO	October, 2006

Keller reported sales in excess of $17,000,000 in 2005. The cost of the acquisition of Keller, net of cash acquired, was approximately $19,374,000. Impact reported sales in excess of $3,500,000 in 2005. The cost of the acquisition of Impact, net of cash acquired, was approximately $2,996,000.

NATIONAL DENTEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The total purchase price has been allocated to the acquired assets and liabilities based on estimates of their related fair values. Subsequent to the purchase date, the Company continues to evaluate the initial purchase price allocations for the acquisitions and will adjust the allocations as additional information about the fair market values of the assets and liabilities of the businesses previously identified becomes known. These purchase price adjustments can occur for up to one year from the acquisition date. The total purchase price was allocated as follows as of December 31, 2005 and 2006:

	Year Ended December 31, 2005			Year Ended December 31, 2006
	Green			Keller	Impact Dental
	Dental		Total	Group,	Laboratory	Total
	Laboratories	All Other*	Acquired	Incorporated	Limited	Acquired

Total Purchase Price	$23,443,000	$3,583,000	$27,026,000	$19,692,000	$3,000,000	$22,692,000
Less Fair Market Values Assigned to
Tangible Assets and Liabilities:
Cash	1,118,000	8,000	1,126,000	318,000	4,000	322,000
Accounts receivable	1,418,000	606,000	2,024,000	2,008,000	418,000	2,426,000
Inventories	595,000	156,000	751,000	292,000	133,000	425,000
Property, plant and equipment	3,592,000	243,000	3,835,000	1,571,000	422,000	1,993,000
Other assets	36,000	264,000	300,000	122,000	49,000	171,000
Accounts payable	(496,000)	(28,000)	(524,000)	(546,000)	(151,000)	(697,000)
Accrued and other liabilities	(3,850,000)	(587,000)	(4,437,000)	(3,807,000)	(520,000)	(4,327,000)
Assumed debt	(96,000)	—	(96,000)	(1,034,000)	(71,000)	(1,105,000)
Less Fair Market Values Assigned to Intangible Assets:
Customer relationships	2,900,000	699,000	3,599,000	1,000,000	294,000	1,294,000
Trade names	2,400,000	435,000	2,835,000	3,100,000	348,000	3,448,000
Non-compete agreements	618,000	275,000	893,000	500,000	50,000	550,000

Goodwill	$15,208,000	$1,512,000	$16,720,000	$16,168,000	$2,024,000	$18,192,000

*	Certain acquisitions were individually insignificant and are presented in the aggregate.

Certain acquisition agreements contain provisions for additional payments based on earnings goals. Contingent consideration associated with the 2005 acquisitions at time of purchase was $900,000, while there are no contingent obligations associated with 2006 acquisitions. Payments are recorded as goodwill when they are determinable. Acquired goodwill in certain situations may be tax deductible over a fifteen-year period, as allowed under Internal Revenue Service Code Section 197. However, acquired goodwill for those acquisitions completed in 2005 and 2006 is not tax deductible.

NATIONAL DENTEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following unaudited pro forma operating results of the Company assume the acquisitions of 2005 and 2006 had been made as of January 1, 2005. Such information includes adjustments to reflect additional depreciation, non-compete and customer relationship amortization and interest expense, and is not necessarily indicative of what the results of operations would actually have been or of the results of operations in future periods.

	Years Ended
	December 31,	December 31,
	2005	2006
	(Unaudited)

Net sales	$163,066,000	$168,019,000
Net income	8,153,000	6,184,000
Net income per share:
Basic	$1.53	$1.13
Diluted	$1.46	$1.08

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

The changes in the carrying amount of goodwill for the years ended December 31, 2005 and 2006 are as follows:

	Years Ended
	December 31,	December 31,
	2005	2006

Balance as of January 1	$30,385,000	$48,242,000
Goodwill acquired during the year	16,720,000	18,192,000
Adjustments related to contingent consideration	1,132,000	1,644,000
Adjustments related to the finalization of preliminary purchase estimates	5,000	—
Effects of exchange rate changes	—	(77,000)

Balance as of December 31	$48,242,000	$68,001,000

The changes in the consolidated goodwill balance for 2005 and 2006 as summarized in the above table relates to the NDX Laboratories reportable segment except for the goodwill recognized in connection with Green Dental (acquired in 2005) and Keller (acquired in 2006) as further described in Note 3.

The Company’s contingent laboratory purchase price liabilities subject to acquisition agreements that are tied to earnings performance, as defined in the purchase agreements, generally over a three year period are approximately $967,000 for the period ending December 31, 2006. As the contingency is resolved, the payments are recorded as goodwill.

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

Trade Names

Trade names as acquired are valued using a quantification of the income generated based on the recognition afforded by the trade name in the marketplace, using the relief-from-royalty valuation approach. Company practice is to use existing and acquired trade names in perpetuity, and consequently they have been treated as indefinite-lived intangibles. While these assets are not subject to amortization, they are tested for impairment on an annual basis in accordance with SFAS No. 142. The Company uses the relief-from-royalty valuation approach at each fiscal year end to determine the value of the asset. Trade name impairment charges resulted from a decline in forecasted revenue at specific laboratories in comparison to revenue forecasts used in previous valuation calculations. The Company recorded impairment charges of $10,000 and $47,000 in the fourth quarters of 2005 and 2006, respectively. Impairment charges are a component of selling, general and administrative expense.

The changes in the carrying amount of trade names for the years ended December 31, 2005 and 2006 are as follows:

	Years Ended
	December 31, 2005	December 31, 2006

Beginning of year	$2,940,000	$5,644,000
Trade names acquired during the year	2,835,000	3,448,000
Adjustments related to the finalization of preliminary purchase estimates	(121,000)	—
Effects of exchange rate changes	—	(13,000)

Trade Names	5,654,000	9,079,000
Less: Charged to Impairment Expense	(10,000)	(47,000)

Trade Names — End of year	$5,644,000	$9,032,000

Customer Relationships

Acquired dental laboratories have customer relationships in place with dentists within their market areas. Based on the criteria of EITF 02-17, the Company recognizes customer relationship assets when established relationships exist with customers through contract or other contractual relationships such as purchase orders or sales orders. Customer relationships are valued based on an analysis of revenue and customer attrition data and amortized over their useful life. The weighted-average amortization period for acquisitions completed in 2005 and 2006 was 11.4 years and 12.0 years, respectively. The amounts assigned to customer relationships are amortized on a straight-line basis over their useful lives. The Company has determined that the straight-line method is appropriate based on an analysis of customer attrition statistics.

NATIONAL DENTEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Years Ended
	December 31, 2005	December 31, 2006

Beginning of year	$2,943,000	$6,663,000
Customer relationships acquired during the year	3,599,000	1,294,000
Adjustments related to the finalization of preliminary purchase estimates	121,000	—
Effects of exchange rate changes	—	(12,000)

Customer Relationships, Gross	6,663,000	7,945,000
Less: Accumulated amortization	(944,000)	(1,646,000)

Customer Relationships, Net — End of year	$5,719,000	$6,299,000

Amortization expense associated with customer relationships totaled approximately $345,000, $599,000 and $702,000 for the years ended December 31, 2004, 2005 and 2006, respectively, and are recorded as operating expenses. Future amortization expense of the current customer relationship balance will be approximately:

2007	$771,000
2008	768,000
2009	768,000
2010	768,000
2011	768,000
Thereafter	2,456,000

$6,299,000

Non-competition Agreements

In connection with acquisitions, the Company has executed non-compete agreements with certain individuals, ranging over periods of 2 to 15 years, The weighted-average amortization period, which is based on the estimated useful life of the agreement, for acquisitions completed in 2005 and 2006 was 10.7 years and 9.5 years, respectively. The amounts assigned to non-competition agreements are amortized on a straight-line basis over the term of the agreement, and are recorded as operating expenses.

	Years Ended
	December 31,	December 31,
	2005	2006

Beginning of year	$9,121,000	$9,998,000
Non-competition agreements acquired during the year	893,000	550,000

Non-competition agreements, gross	10,014,000	10,548,000
Less: Accumulated amortization	(7,342,000)	(8,321,000)
Less: Adjustments related to the finalization of preliminary purchase estimates	(16,000)	—
Effects of exchange rate changes	—	(2,000)

Non-competition agreements, net	$2,656,000	$2,225,000

Amortization expense associated with non-competition agreements totaled approximately $886,000, $945,000 and $939,000 for the years ended December 31, 2004, 2005 and 2006, respectively.

NATIONAL DENTEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Future amortization expense of non-competition agreements will be approximately:

2007	$433,000
2008	305,000
2009	283,000
2010	274,000
2011	234,000
Thereafter	696,000

$2,225,000

(5)  Income Taxes

The following is a summary of the provision (benefit) for income taxes:

	Years Ended
	December 31,	December 31,	December 31,
	2004	2005	2006

Federal —
Current	$2,204,266	$3,797,588	$4,229,525
Deferred	633,091	(253,942)	(1,220,661)

	2,837,357	3,543,646	3,008,864

State —
Current	495,844	838,069	818,938
Deferred	106,020	(48,010)	(158,686)

	601,864	790,059	660,252

	$3,439,221	$4,333,705	$3,669,116

Deferred income taxes are comprised of the following at December 31, 2005 and 2006:

	2005	2006

Deferred Tax Assets:
Non-compete agreements	$1,025,603	$1,090,582
Other liabilities	1,159,763	2,449,479
Vacation benefits	461,628	685,282
Inventory basis differences	182,118	271,667
Receivables basis differences	16,216	15,442

Total deferred tax assets	2,845,328	4,512,452

Deferred Tax Liabilities:
Depreciation differences	(1,923,275)	(2,232,646)
Intangible amortization differences	(5,754,253)	(7,675,446)
Other	(651,317)	—

Total deferred tax liabilities	(8,328,845)	(9,908,092)

Net deferred tax asset/liability	$(5,483,517)	$(5,395,640)

NATIONAL DENTEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During 2005, the Company’s marginal federal tax rate increased from 34% to 35%, as a result of taxable income in excess of $10,000,000. Accordingly, deferred tax assets and liabilities have been adjusted in accordance with SFAS No. 109. The effect of this adjustment was an increase of approximately $129,000 to the 2005 tax expense.

A reconciliation between the provision for income taxes computed at statutory rates and the amount reflected in the accompanying statements of income is as follows:

	Years Ended
	December 31,	December 31,	December 31,
	2004	2005	2006

Statutory federal income tax rate	34.0%	35.0%	35.0%
State income tax, net of federal income tax benefit	4.6	4.6	4.6
Other	1.4	(1.7)	(.7)

Effective income tax rate	40.0%	37.9%	38.9%

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

On August 9, 2005, the Agreement was superseded by an Amended and Restated Agreement (the “Amended Agreement”) with the Bank, adding a five year credit facility in the form of a term loan in the principal amount of $20,000,000. Accordingly, amounts previously borrowed under the revolving acquisition line of credit were repaid under the term loan facility, creating $20,000,000 of availability under the acquisition line of credit. Additionally, certain terms and conditions of the original Agreement were amended. The interest rate on both revolving lines of credit and the term loan was the prime rate or, at the Company’s option, LIBOR, a cost of funds rate or the Bank’s fixed rate plus a range of 1.25% to 2.25%, depending on the ratio of consolidated funded debt to consolidated “EBITDA”, as defined in the Amended Agreement. The Amended Agreement required monthly payments of principal, based on a seven year amortization schedule, with a final payment due on the fifth anniversary of the Amended Agreement. The Amended Agreement required compliance with certain covenants, including the maintenance of specified net worth and other financial ratios.

In October 2006 the Company borrowed against its acquisition line of credit to finance the acquisition of Keller Group, Incorporated (“Keller”). In connection with the acquisition, the Company and the Bank executed a Second Amended and Restated Loan Agreement as of November 6, 2006 (the “Second Agreement”) comprising unsecured senior credit facilities totaling $60,000,000. The Second Agreement amends and restates the Amended Agreement (a) to increase the term loan facility to an aggregate principal amount of $35,000,000 and use the proceeds of the increase in the term loan to repay the portion of the outstanding principal balance under the acquisition line of credit and (b) to adjust the allocation of availability under the lines of credit by increasing the revolving line of credit to $10,000,000 ($5,000,000 of which may be used for future acquisitions) and decreasing the acquisition line of credit from $20,000,000 to $15,000,000. The interest rate on both lines of credit and the term loan is now the prime rate or, at the Company’s option, LIBOR, a cost of funds rate or the Bank’s fixed rate, plus, in each case, a range of 1.25% to 3.00%, depending on the ratio of consolidated total funded debt to consolidated “EBITDA”, as each is defined in the Second Agreement. The term loan facility portion of the Second Agreement requires monthly interest payments and

NATIONAL DENTEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

monthly payments of principal, based on a seven year amortization schedule, with a final payment due on the fifth anniversary of the Second Agreement. The acquisition line of credit and the first line of credit mature on the third anniversary of the Second Agreement. The Second Agreement requires compliance with certain covenants, including the maintenance of specified net worth and other financial ratios.

As of December 31, 2006, $8,657,000 was available under the revolving line of credit and $15,000,000 was available under the acquisition line of credit. As a result of the Keller acquisition, at December 31, 2006 the Company had additional short term bank debt in the amount of $701,000 that was repaid on January 11, 2007.

	December 31,	December 31,
	2005	2006

Total long-term debt	$18,701,000	$35,458,000
Less: Current maturities	2,841,000	5,769,000

Long-term debt, less current portion	$15,860,000	$29,689,000

The table below reflects the contractual repayment terms associated with the existing Second Amended Agreement at December 31, 2006. The interest rate associated with the Company’s borrowings as of December 31, 2006 was 8.0%.

Principal Due

Fiscal 2007	5,769,000
Fiscal 2008	5,062,000
Fiscal 2009	5,040,000
Fiscal 2010	5,004,000
Fiscal 2011	14,583,000

Total	$35,458,000

(7)  Benefit Plans

The Company has a qualified retirement plan under Internal Revenue Code Sections 401(a) and 401(k) (the “401(k) Plan”). The 401(k) Plan allows contributions of up to 10% of a participant’s salary, a portion of which is matched in cash by the Company. The Company contributes cash once a year, within 120 days after December 31, the 401(k) Plan’s year-end. All employees are eligible to participate in the 401(k) Plan after completing one year of service with the Company and the attainment of age 21. Participants are fully vested immediately in employee contributions and become fully vested in the Company’s matching contributions after six years of service or upon attaining age 65. The Company has incurred charges to operations of approximately $667,000, $668,000 and $777,000 to match contributions for the years ended December 31, 2004, 2005 and 2006, respectively.

The Company has a cash incentive plan (the “Laboratory Plan”) for dental laboratory management and other designated key employees who could directly influence the financial performance of an individual dental laboratory. Eligibility is determined annually for each laboratory. Each participant is eligible to receive an amount based on the achievement of certain earnings levels and other performance metrics by the participant’s laboratory, as defined. The Company has incurred charges to operations of approximately $3,397,000, $4,419,000 and $4,081,000 for the years ended December 31, 2004, 2005 and 2006, respectively, under the Laboratory Plan.

The Company has an executive bonus plan (the “Executive Plan”) for key executives and management of the Company. Eligibility to participate in this plan is determined annually. Participants are eligible to receive a cash bonus, based on a percentage of salary, dependent upon the achievement of earnings targets, as defined. The bonus is distributed within 90 days after year-end. The Company has incurred aggregate charges to operations of approximately $350,000, $575,000 and $150,000, for the years ended December 31, 2004, 2005 and 2006, respectively, with respect to this plan.

NATIONAL DENTEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company established a Supplemental Executive Retirement Plan (“SERP”) for certain key employees providing for annual benefits payable over a period of 10 years beginning at age 65 or date of retirement. Benefits are funded by life insurance contracts purchased by the Company. These benefits vest to the participating employees over periods of up to ten years. The charges to expense for the years ended December 31, 2004, 2005 and 2006, were approximately $487,000, $483,000 and $495,000, respectively and are recorded as accrued liabilities. Included in the 2006 amount is a fourth quarter adjustment of $105,000. The payment of benefits is funded by life insurance policies recorded in other assets. In the fourth quarter of 2006, management identified an error in the accounting for the Company’s SERP agreements (See Note 2).

(8)  Commitments and Contingencies

Operating Leases

The Company is committed under various non-cancelable operating lease agreements covering its office space and dental laboratory facilities and certain equipment. Certain of these leases also require the Company to pay maintenance, repairs, insurance and related taxes. The total rental expense for the years ended December 31, 2004, 2005 and 2006 was approximately $3,257,000, $3,943,000 and $4,135,000 respectively. The approximate aggregate minimum lease commitments under these operating leases as of December 31, 2006 are as follows:

Year	Amount

2007	$4,225,000
2008	3,429,000
2009	2,773,000
2010	2,422,000
2011	2,066,000
Thereafter	5,908,000

$20,823,000

Legal Proceedings

The Company is involved from time to time in litigation incidental to its business. Management believes that the outcome of current litigation will not have a material adverse effect upon the operations or financial condition of the Company and will not disrupt the normal operations of the Company.

In January 2005, the Company was served with a complaint naming it as a defendant in federal district court in a patent infringement case, PSN Illinois, LLC v. Ivoclar Vivadent, Inc. et al. The case was brought in the Eastern Division of the Northern District of Illinois. The complaint alleges that the various named defendants, including the Company and most other major domestic dental laboratories (and some companies that supply dental laboratories), infringed a patent that was assigned to the plaintiff by using, or inducing others to use, a process for making porcelain dental veneers. The District Court judge has ruled in favor of one of the defendants in the case. Together with the remaining defendants, the Company has filed motions for summary judgment, which are now pending before the court. The court has set a trial date for May, 2007, although there are motions pending before the court that might result in this date being extended. In addition, one of the Company’s suppliers has agreed to defend and indemnify the Company against a portion of the plaintiff’s claims, should they be upheld. At this time, the Company believes there is only a remote likelihood that the final disposition of this lawsuit will result in a loss, and therefore no loss provisions have been made.

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

NATIONAL DENTEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Employment Contracts and Change-in-Control Arrangements

In April 1995, January 2001, May 2004, and October 2006 the Company entered into employment contracts and change-in-control arrangements with certain key executives. The initial term of these employment contracts is three years and the contracts by their terms renew automatically thereafter until termination by the Company or the executive. The change-in-control arrangements provide certain severance benefits in the event that the executive is terminated by the Company without cause or the executive terminates his employment contract for certain specified reasons.

(9)  Stock Options, Warrants and Employee Stock Purchase Plan

Stock Option Plans

In May 1992, the Company’s Board of Directors (the “Board”) adopted the 1992 Long-Term Incentive Plan (the “LTIP”). Under the LTIP, the Board may grant stock options, stock appreciation rights, restricted stock, deferred stock, stock purchase rights and other share-based payments to key employees, officers and directors of the Company. The Board amended the LTIP to increase the number of shares of common stock reserved for issuance under the plan from 225,000 to 352,500 (in August 1995), to 502,500 (in April 1997) and to 727,500 (in April 1998). As of May 2002, no additional options may be granted under this plan. These options vest over three years from date of grant with a maximum term of ten years.

The following summarizes the transactions of the Company’s LTIP for the years ended December 31, 2004, 2005 and 2006:

	2004		2005		2006
		Weighted Average		Weighted Average		Weighted Average
	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price

Outstanding at beginning of year	511,953	$11.87	449,069	$11.95	359,181	$12.14
Granted	—	—	—	—	—	—
Exercised	(59,353)	11.27	(80,917)	11.21	(45,592)	12.35
Canceled	(3,531)	11.44	(8,971)	10.97	(5,045)	12.78

Outstanding at end of year	449,069	$11.95	359,181	$12.14	308,544	$12.10

Exercisable at end of year	445,020	$11.91	359,181	$12.14	308,544	$12.10
Weighted average fair value of options granted	$—		—		—

NATIONAL DENTEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Options Outstanding			Options Exercisable
	Number	Weighted Average	Weighted Average	Number	Weighted Average
	Outstanding at	Remaining	Exercise Price	Exercisable	Exercise Price
Exercise Price Range	12/31/06	Contractual Life	per Share	at 12/31/06	Per Share

$8.17 to $10.00 per share	59,550	3.3	$8.67	59,550	$8.67
$10.17 to $13.42 per share	55,050	2.0	10.27	55,050	10.27
$13.50 to $16.59 per share	193,944	3.1	13.67	193,944	13.67

	308,544	3.0	$12.10	308,544	$12.10

In January 2001, the Company’s Board of Directors adopted the 2001 Stock Plan. Under this plan, the Board may grant share based payments to key employees, officers and directors of the Company. The Board reserved 450,000 shares of common stock for issuance under the Plan. In April 2004, the Board amended the 2001 Stock Plan to increase the number of shares of common stock reserved for issuance under the plan from 450,000 to 825,000. These shares are available for future grants. These options vest over three years from date of grant with a maximum term of ten years.

The following summarizes the transactions of the Company’s 2001 Stock Plan for the years ended December 31, 2004, 2005 and 2006:

	2004		2005		2006
		Weighted Average		Weighted Average		Weighted Average
	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price

Outstanding at beginning of year	447,450	$14.59	407,350	$14.55	358,925	$14.52
Granted	—	—	—	—	—	—
Exercised	(25,200)	15.02	(41,425)	15.04	(25,975)	14.52
Canceled	(14,900)	14.64	(7,000)	13.56	(1,000)	13.37

Outstanding at end of year	407,350	$14.55	358,925	$14.52	331,950	$14.52

Exercisable at end of year	289,233	$14.53	328,741	$14.62	331,950	$14.52
Weighted average fair value of options granted	$—		$—		$—

	Options Outstanding			Options Exercisable
	Number	Weighted Average	Weighted Average	Number	Weighted Average
	Outstanding at	Remaining	Exercise Price	Exercisable	Exercise Price
Exercise Price Range	12/31/06	Contractual Life	Per Share	at 12/31/06	Per Share

$13.01 to $13.37 per share	172,550	5.1	$13.37	172,550	$13.37
$13.93 to $16.45 per share	159,400	4.9	15.77	159,400	15.77

	331,950	5.0	$14.52	331,950	$14.52

Also, the Company has the 1992 Employees’ Stock Purchase Plan (the “Stock Purchase Plan”), as amended in April 2000, under which an aggregate of 300,000 shares of the Company’s common stock may be purchased, through a payroll deduction program, primarily at a price equal to 85% of the fair market value of the common stock on either April 1, 2005 or March 31, 2006, whichever is lower. Approximately 23,982 shares are available for future purchases as of December 31, 2006. The number of shares of common stock purchased through the Stock Purchase Plan for 2004, 2005 and 2006 were 27,236, 21,526 and 25,318, respectively.

NATIONAL DENTEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(10)  Stock-Based Compensation

The Company adopted the provisions of Statement of Financial Accounting Standard No. 123 (Revised 2004) (“SFAS 123R”), Share Based Payments on January 1, 2006. SFAS 123R requires the Company to measure and recognize in its consolidated statement of income the expense associated with all share-based payment awards made to employees and directors. The Company’s awards include stock options awards and shares issued under the terms of the Company’s Employee Stock Purchase Plan (“ESPP”). The estimated fair value of stock compensation cost is recognized over the employees’ or directors’ service vesting period. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123R. The Company considered the provisions of SAB 107 when it adopted SFAS 123R. SAB 107 provides guidance in the area of valuation techniques, expected volatility and expected term calculations and disclosure requirements. The Company implemented SFAS 123R using the modified prospective approach. All stock options issued prior to January 1, 2006 were fully vested upon implementation of SFAS 123R.

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

As a result of the adoption of FAS 123R, the accompanying consolidated statement of income for the year ended December 31, 2006 includes $153,000 of stock based compensation expense. Compensation cost is measured on the grant date of the option, which is the date the Company’s Board of Directors approves the granting of the option. Compensation cost on discounts associated with ESPP purchases is estimated on the date that share rights are granted. To measure the fair value of stock option grants, the Company utilizes the Black-Scholes option valuation method.. The requisite service period for substantially all of the Company’s stock options is the explicit vesting period included in the terms of the stock option award. Accordingly, the Company estimates compensation expense based on the number of options it believes will ultimately vest, which includes an estimate of the number of options expected to be forfeited. The estimated fair value of stock option grants will be recognized on a straight line basis over the requisite service period of the award. The Company periodically reviews its estimate of forfeitures and revises the estimate as facts and circumstances warrant.

In April, 2001 the Company’s shareholders approved the 2001 Stock Plan (the “2001 Plan”), under which awards may be granted to key employees, officers and directors in the form of stock options. The Company’s shareholders approved an amendment to the 2001 Plan on May 16, 2006 to allow for the issuance of restricted stock and restricted stock units. The maximum number of shares or units that may be issued under the 2001 Plan, as amended, is 825,000, subject to a sub-limit of 82,500 shares for restricted stock awards and restricted stock unit awards. At December 31, 2006, options to purchase a total of 331,950 shares were outstanding and there were 395,662 shares available for grant under the 2001 Plan. The Company also has the 1992 Long Term Incentive Plan (the “LTIP”) under which similar stock options also were granted. At December 31, 2006, options to purchase a total of 308,544 shares were outstanding under the LTIP. No further awards will be made under the LTIP. Stock option awards granted under the 2001 Plan and the LTIP generally vest ratably over three years on the anniversary date of the grants and are exercisable generally over a period of ten years.

In 1992, shareholders approved the establishment of the ESPP commencing April 1, 1992. Upon enrollment, employees purchase shares of the Company’s common stock at the end of each plan year, through payroll deductions, at a discount of 15% of the lower of the market price on the date of grant or the date of exercise, as quoted on NASDAQ.

NATIONAL DENTEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of stock option activity and related information for the year ended December 31, 2006, and the year ended December 31, 2005 is as follows:

	LTIP Plan		2001 Plan
		Weighted-		Weighted-
	Shares	Average	Shares	Average
	Underlying	Exercise	Underlying	Exercise
	Options	Price	Options	Price

Outstanding December 31, 2004	449,069	$11.95	407,350	$14.55
Granted	—	—	—	—
Exercised	(80,917)	11.21	(41,425)	15.04
Forfeited	(8,971)	10.97	(7,000)	13.56

Outstanding December 31, 2005	359,181	12.14	358,925	14.52
Granted	—	—	—	—
Exercised	(45,592)	12.35	(25,975)	14.52
Forfeited	(5,045)	12.78	(1,000)	13.37

Outstanding December 31, 2006	308,544	$12.10	331,950	$14.52
Exercisable at end of period:	308,544	$12.10	331,950	$14.52

Under the 2001 Plan, as amended, in June 2006 the Company issued 1,596 shares of restricted stock and 3,192 restricted stock units as directors’ fees. The Company recorded stock-based compensation expense related to these shares and units of $72,000 for the year ended December 31, 2006.

The following table summarizes restricted stock and restricted stock unit awards for the year ended December 31, 2006 and year ended December 31, 2005 as follows:

	Restricted Stock		Restricted Stock Units
		Weighted-Average		Weighted-Average
		Grant Date Fair		Grant Date Fair
	Number of Shares	Value	Number of Shares	Value

Outstanding December 31, 2005	—	—	—	—
Granted	1,596	$22.55	3,192	$22.55
Vested	—	—	—	—

Outstanding December 31, 2006	1,596	$22.55	3,192	$22.55

As of December 31, 2006, there was $12,000 and $24,000 of total unrecognized compensation cost for restricted stock and restricted stock units, respectively, and no unrecognized compensation cost related to stock options. That cost will be recognized over a weighted average period of four months. The total aggregate intrinsic value of share-based payments outstanding as of December 31, 2006 is $2,655,000. Aggregate intrinsic value is calculated by subtracting the exercise price of the option from the closing price of the Company’s common stock on December 31, 2006 multiplied by the number of shares per each option. In addition, the weighted average remaining contractual life of options outstanding as of December 31, 2006 is 4.0 years. The total intrinsic value of options exercised during the year ended December 31, 2006 was $312,000.

NATIONAL DENTEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the significant assumptions used to estimate stock compensation costs for the periods indicated:

	January 1-	April 1-
	March 31,	December 31,
	2006	2006

Weighted-Average Grant Date Fair Value	$4.41	$6.69
Risk-free interest rate	1.61%	5.27%
Expected Volatility	26.77%	33.19%
Expected Holding Period	1.0 Year	1.0 Year
Expected Forfeiture Rate	5.70%	5.70%
Expected Dividends	None	None

The weighted average grant date fair value was calculated under the Black-Scholes option-pricing model. The risk free interest rate is based on the yield of U.S. Treasury securities that correspond to the expected holding period of the options. The Company reviewed the historic volatility of its common stock, and the implied volatility for at-the-money options to purchase shares of the Company’s common stock. Based on this data, the Company uses the 1-year historic volatility of the Company’s common stock and the average implied volatility of at-the-money options. The 1-year historical volatility period was selected since that period corresponds with the expected holding period. The expected forfeiture rate was determined based on the historical ESPP forfeiture data. The dividend yield was based on the Company’s expected dividend rate.

Prior to adopting FAS 123R, the Company had disclosed the pro forma effects of stock-based compensation in accordance with FAS 148 “Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of FASB Statement No. 123”. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation during the year ended December 31, 2005, as required by FAS 148.

Year Ended
December 31,
2005

Net income, as reported:	$7,088,818
Add: Stock-based employee compensation expense included in reported net income
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	80,149

Pro forma net income	7,008,669

Earnings per share: As reported, basic	$1.33
Pro forma, basic	1.31
As reported, diluted	1.27
Pro forma, diluted	1.25

NATIONAL DENTEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

There were no options granted during the year ended December 31, 2005. The following table summarizes the significant assumptions used to estimate stock compensation using the Black-Scholes option-pricing model costs for the year period ended December 31, 2005.

January 1-
December 31,
2005

Weighted-Average Grant Date Fair Value	$4.41
Risk-free interest rate	1.61%
Expected Volatility	26.77%
Expected Holding Period	1.0 Year
Expected Dividends	None

(11)  Segment Information

The Company follows Statement of Financial Accounting Standards No. 131 (“SFAS 131”), “Disclosures about Segments of an Enterprise and Related Information”. SFAS 131 establishes standards for disclosing information about reportable segments in financial statements. Laboratory operating income includes the direct profits generated by laboratories owned by the Company and excludes general and administrative expenses of the Company’s corporate location including amortization expenses associated with the Company’s intangible assets as well as interest expense.

In March 2005, the Company acquired Green Dental Laboratories, Inc. of Heber Springs, Arkansas. The Company identified Green as a separate operating segment since it met the quantitative thresholds of SFAS 131. In October 2006, the Company acquired Keller Group, Incorporated, a privately-held dental laboratory business with production facilities in both St. Louis, Missouri and Louisville, Kentucky. The Company has also identified Keller as a separate operating segment as it meets the quantitative thresholds of SFAS 131. As a result, the Company has three reportable segments. The accounting policies of this segment are consistent with those described for the consolidated financial statements in the summary of significant accounting policies.

NATIONAL DENTEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth information about the Company’s reportable segments for the quarters and years ended December 31, 2006 and 2005. Prior to the fourth quarter of 2006 the Company had two reportable segments and prior to 2005 the Company had only one reportable segment.

	Year Ended	Year Ended
	December 31,	December 31,
	2005	2006

Revenue:
NDX Laboratories	$121,370,004	$126,543,054
Green Dental Laboratory	14,513,115	18,817,607
Keller Group	—	4,863,988

Subtotal	135,883,119	150,224,649
Inter-segment Revenues:
Green Dental Laboratory	40,445	117,242

Net Sales	$135,842,674	$150,107,407

Laboratory Operating Income:
NDX Laboratories	$19,586,603	$16,840,606
Green Dental Laboratory	3,571,803	4,820,007
Keller Group	—	446,151

	$23,158,406	$22,106,764

Total Assets:
NDX Laboratories	$81,747,877	$87,414,371
Green Dental Laboratory	26,889,263	26,537,905
Keller Group	—	24,848,553
Corporate	8,481,870	9,689,455

	$117,119,010	$148,490,284

Capital Expenditures:
NDX Laboratories	$6,533,065	$4,670,309
Green Dental Laboratory	86,529	350,299
Keller Group	—	45,073
Corporate	958,819	519,572

	$7,578,413	$5,585,253

Depreciation & Amortization on Property, Plant & Equipment:
NDX Laboratories	$1,625,370	$2,152,833
Green Dental Laboratory	205,183	271,476
Keller Group	—	98,433
Corporate	541,878	611,757

	$2,372,431	$3,134,499

NATIONAL DENTEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Reconciliation of Laboratory Operating Income with reported Consolidated Operating Income:

	Year Ended	Year Ended
	December 31,	December 31,
	2005	2006

Laboratory Operating Income	$23,158,406	$22,106,764
Less:
Corporate Selling, General and Administrative Expenses	9,503,542	9,623,752
Amortization Expense — Intangible Assets	1,567,233	1,528,059
Add:
Other Expense	646,436	786,292

Consolidated Operating Income	$12,734,067	$11,741,245

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL DENTEX CORPORATION

By:	/s/ DAVID L. BROWN
David L. Brown, President & CEO

March 16, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DAVID V. HARKINS David V. Harkins	Chairman of the Board and Director	March 16, 2007

/s/ JACK R. CROSBY Jack R. Crosby	Director	March 16, 2007

/s/ THOMAS E. CALLAHAN Thomas E. Callahan	Director	March 16, 2007

/s/ NORMAN F. STRATE Norman F. Strate	Director	March 16, 2007

/s/ DAVID L. BROWN David L. Brown	President, CEO, and Director (Principal Executive Officer)	March 16, 2007

/s/ WAYNE M. COLL Wayne M. Coll	Vice President & Chief Financial Officer (Principal Financial Officer)	March 16, 2007

EXHIBIT INDEX

Exhibit No.		Description of Exhibit

3	.1(4)	Restated Articles of Organization of the Company, filed with the Massachusetts Secretary of State on October 14, 1993.
3	.2(4)	Articles of Amendment, filed with the Massachusetts Secretary of the Commonwealth on September 26, 1995.
3	.3(4)	By-Laws of the Company, as amended on December 31, 1982 and May 26, 1992.
10	.1(8)*	Amended & Restated 2001 Stock Plan, as amended on May 16, 2006.
10	.2(2)*	Change of Control Severance Agreement between the Company and David L. Brown, dated January 23, 2001.
10	.3(2)*	Form of Change of Control Severance Agreements between the Company and each of Arthur Champagne, Richard G. Mariacher and Donald E. Merz dated January 23, 2001, and Lynn D. Dine dated May 1, 2004.
10	.4(1)*	Employment Agreement between the Company and Donald E. Merz, dated November 1, 1983.
10	.5(3)*	1992 Long-Term Incentive Plan, as amended.
10	.6(3)*	Employment Agreement between the Company and Richard F. Becker, Jr., dated April 1, 1995.
10	.7(3)*	Change of Control Severance Agreement between the Company and Richard F. Becker, Jr., dated April 1, 1995.
10	.8(3)*	Employment Agreement between the Company and David L. Brown, dated April 1, 1995.
10	.9(7)*	National Dentex Corporation Laboratory Incentive Compensation Plan, dated May 17, 2001.
10	.10(7)*	National Dentex Corporation 2006 Key Employee and Corporate Support Group Incentive Compensation Plan.
10	.11(7)*	National Dentex Corporation Employees’ Stock Purchase Plan, as amended effective April 4, 2000.
10	.12(5)	Amended and Restated Loan Agreement by and between Bank of America, N.A., and National Dentex Corporation and Green Dental Laboratories, Inc. dated August 9, 2005.
10	.13(12)	Second Amended and Restated Loan Agreement by and between Bank of America, N.A., National Dentex Corporation and Green Dental Laboratories, Inc. dated November 7, 2006.
10	.14(7)*	National Dentex Supplemental Executive Retirement Plan.
10	.15(7)*	National Dentex Supplemental Laboratory Executive Retirement Plan.
10	.16(6)	Stock Purchase Agreement by and among John W. Green IV, Richard M. Nordskog and the Company dated as of March 1, 2005.
10	.17(9)*	Form of Annual Director Fee Deferral and Restricted Stock/RSU Subscription Agreement.
10	.18(9)*	Form of Restricted Stock Unit Agreement for Employees and Directors Under the Company’s Amended and Restated 2001 Stock Plan.
10	.19(9)*	Form of Restricted Stock Agreement (Non-Employee Director).
10	.20(10)*	Supplemental Executive Retirement Plan VI effective as of August 11, 2006.
10	.21(11)*	Stock Purchase Agreement by and among William G. Keller, Thomas A. Keller and the Company dated October 5, 2006.
10	.21(13)*	Amendment No. 1 to Supplemental Executive Retirement Plan dated as of January 17, 2006.
10	.22(13)*	Amendment No. 2 to Supplemental Executive Retirement Plan dated as of January 17, 2006.
10	.23(14)*	Written Summary of Compensation Arrangements with Richard F. Becker, Jr., Arthur B. Champagne, Wayne M. Coll and John W. Green effective January 24, 2007.
21		Subsidiaries of the Company.
23		Consent of PricewaterhouseCoopers LLP.
31.1		Certification pursuant to Section 302 of the Sarbanes-Oxley Act (Chief Executive Officer).
31.2		Certification pursuant to Section 302 of the Sarbanes-Oxley Act (Chief Financial Officer).

Exhibit No.	Description of Exhibit

32.1	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act (Chief Executive Officer).
32.2	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act (Chief Financial Officer).
Unless otherwise noted, all exhibits are filed herewith
* These exhibits relate to a management contract or to a compensatory plan or arrangement.

(1)	Incorporated by reference from the Form 10-K for the fiscal year ended December 31, 1999 as filed with the Commission on March 3, 2000.

(2)	Incorporated by reference from the Form 10-K for the fiscal year ended December 31, 2000 as filed with the Commission on March 13, 2001.

(3)	Incorporated by reference from the Form 10-K for the fiscal year ended December 31, 2003 as filed with the Commission on March 12, 2004.

(4)	Incorporated by reference from the Annual Report on Form 10-K for the fiscal year ended December 31, 2004 as filed with the Commission on May 24, 2005.

(5)	Incorporated by reference from the Current Report on Form 8-K as filed with the Commission on August 15, 2005.

(6)	Incorporated by reference from the Current Report on Form 8-K/A as filed with the Commission on January 26, 2006.

(7)	Incorporated by reference from the Annual Report on Form 10-K for the fiscal year ended December 31, 2005 as filed with the Commission on March 16, 2006.

(8)	Incorporated by reference from the Proxy Statement filed on Schedule 14A with the Commission on March 29, 2006.

(9)	Incorporated by reference from the Current Report on Form 8-K as filed with the Commission on May 22, 2006.

(10)	Incorporated by reference from the Current Report on Form 8-K as filed with the Commission on August 14, 2006.

(11)	Incorporated by reference from the Current Report on Form 8-K as filed with the Commission on October 6, 2006.

(12)	Incorporated by reference from the Current Report on Form 8-K as filed with the Commission on November 8, 2006.

(13)	Incorporated by reference from the Current Report on Form 8-K as filed with the Commission on December 12, 2006.

(14)	Incorporated by reference from the Current Report on Form 8-K as filed with the Commission on January 29, 2007.