Form 10-Q
period 2007-03-31
NATIONAL DENTEX CORP /MA/
filed 2007-05-09
CIK 913616

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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
Yes ☐       No ☑
     As of May 2, 2007, 5,534,724 shares of the registrant’s Common Stock, par value $.01 per share, were outstanding.

NATIONAL DENTEX CORPORATION
FORM 10-Q
QUARTER ENDED MARCH 31, 2007

NATIONAL DENTEX CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	December 31,	March 31,
	2006	2007
CURRENT ASSETS:
Cash and cash equivalents	$648,265	$1,800,395
Accounts receivable:
Trade, less allowance of $290,000 in 2006 and $289,000 in 2007	17,022,130	17,857,726
Other	915,938	1,471,550
Inventories	7,212,975	7,500,471
Prepaid expenses	1,905,570	2,805,551
Deferred tax asset	1,347,387	1,285,569

Total current assets	29,052,265	32,721,262

PROPERTY, PLANT AND EQUIPMENT:
Land and buildings	8,530,593	8,379,593
Leasehold and building improvements	13,428,314	13,612,215
Laboratory equipment	18,956,508	19,089,311
Furniture and fixtures	6,943,244	7,200,882

	47,858,659	48,282,001
Less — Accumulated depreciation and amortization	19,976,182	20,835,639

Net property, plant and equipment	27,882,477	27,446,362

OTHER ASSETS, net:
Goodwill	68,000,747	68,021,843
Trade names	9,032,102	9,035,729
Customer relationships	6,298,927	6,107,684
Non-competition agreements	2,225,431	2,018,490
Other assets	5,998,335	6,088,018

Total other assets	91,555,542	91,271,764

Total assets	$148,490,284	$151,439,388

CURRENT LIABILITIES:
Revolving line of credit	$1,343,228	$3,885,902
Current portion of long-term debt	5,768,670	5,070,683
Accounts payable	4,344,704	4,009,569
Accrued liabilities:
Payroll and employee benefits	6,778,395	6,845,674
Current portion of deferred acquisition costs	1,517,694	1,340,203
Other accrued expenses	3,067,581	4,485,232

Total current liabilities	22,820,272	25,637,263

LONG-TERM LIABILITIES:
Long-term obligations	29,688,696	28,432,047
Deferred compensation	4,863,163	4,967,061
Deferred acquisition costs	1,581,494	602,072
Deferred tax liability	6,743,027	6,654,075

Total long-term liabilities	42,876,380	40,655,255

COMMITMENTS AND CONTINGENCIES (Note 8)
STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value
Authorized — 500,000 shares
None issued and outstanding	—	—
Common stock, $.01 par value
Authorized — 8,000,000 shares
Issued and Outstanding — 5,509,412 shares at December 31, 2006 and 5,510,694 shares at March 31, 2007	55,094	55,106
Paid-in capital	17,296,170	17,369,781
Retained earnings	65,564,279	67,808,375
Other comprehensive income	(121,911)	(86,392)

Total stockholders’ equity	82,793,632	85,146,870

Total liabilities and stockholders’ equity	$148,490,284	$151,439,388

The accompanying notes are an integral part of these condensed consolidated financial statements.

NATIONAL DENTEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended
	March 31,	March 31,
	2006	2007
Net sales	$36,788,847	$43,343,237
Cost of goods sold	20,861,193	24,282,783

Gross profit	15,927,654	19,060,454
Selling, general and administrative expenses	11,967,009	14,540,460

Operating income	3,960,645	4,519,994
Other expense	210,630	174,501
Interest expense	288,639	727,150

Income before provision for income taxes	3,461,376	3,618,343
Provision for income taxes	1,311,861	1,374,247

Net income	$2,149,515	$2,244,096

Net income per share — basic	$.40	$.41

Net income per share — diluted	$.38	$.40

Weighted average shares outstanding — basic	5,429,903	5,510,165

Weighted average shares outstanding — diluted	5,727,342	5,635,203

The accompanying notes are an integral part of these condensed consolidated financial statements.

NATIONAL DENTEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	March 31,	March 31,
	2006	2007
Cash flows from operating activities:
Net income	$2,149,515	$2,244,096
Adjustments to reconcile net income to net cash provided by operating activities, net of effects of acquisitions:
Depreciation and amortization	1,106,083	1,305,246
Gain on disposal of property, plant and equipment	(393,937)	—
Benefit for deferred income taxes	(57,055)	(27,134)
Provision for bad debts	2,284	12,364
Losses on write-down of inventories	58,739	14,375
Stock based compensation expense	20,000	63,097
Other non-cash items	—	31,580
Changes in operating assets and liabilities, net of effects of acquisitions:
Increase in accounts receivable	(1,023,645)	(1,252,573)
Increase in inventories	(536,033)	(301,871)
Decrease (increase) in prepaid expenses	689,948	(899,981)
Decrease (increase) in other assets	11,135	(116,802)
Increase in accounts payable and accrued liabilities	442,822	1,807,162

Net cash provided by operating activities	2,469,856	2,879,559

Cash flows from investing activities:
Payment of deferred purchase price	(845,614)	(1,156,913)
Premiums paid for life insurance policies	(7,734)	(4,044)
Additions to property, plant and equipment	(921,710)	(1,198,696)
Sales of property, plant, and equipment	910,033	29,722

Net cash used in investing activities	(865,025)	(2,329,931)

Cash flows from financing activities:
Borrowings of revolving line of credit	—	13,854,386
Repayments of revolving line of credit	—	(11,311,712)
Repayments of long-term debt	(236,718)	(1,954,637)
Proceeds from issuance of common stock	649,438	10,525

Net cash provided by financing activities	412,720	598,562

Effect of exchange rate changes on cash	—	(3,940)

Net increase in cash and cash equivalents	2,017,551	1,152,130
Cash and cash equivalents at beginning of period	401,251	648,265

Cash and cash equivalents at end of period	$2,418,802	$1,800,395

The accompanying notes are an integral part of these condensed consolidated financial statements.

NATIONAL DENTEX CORPORATION
Notes to Condensed Consolidated Financial Statements
March 31, 2007
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
     Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s condensed consolidated financial statements for the year ended December 31, 2006 as filed on March 16, 2007 with the SEC on Form 10-K.
(2) Acquisitions
     The Company has participated in the acquisition of dental laboratories that have been recorded as business combinations. Certain factors, such as the laboratory’s assembled workforce, technical skills, and value as a going concern result in the recognition of goodwill.
     In connection with certain acquisition agreements, the Company has incurred certain contractual obligations associated with deferred purchase price payments, which are not contingent on any future actions or performance measures. These deferred payments are recorded as a liability upon consummation of the acquisition and are included in the acquisition purchase price. Also, certain acquisition agreements contain provisions which require additional purchase price payments, contingent upon certain specified events, generally earnings targets. These contingent payments are recorded as an increase to goodwill upon the resolution of the contingency.
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
     There have been no acquisitions of dental operations in 2007.
     The following pro forma operating results of the Company assume these acquisitions had been made as of January 1, 2006. Such information includes adjustments to reflect additional depreciation, amortization and interest expense and is not necessarily indicative of what the results of operations would actually have been, or the results of operations to be expected in future periods.

Notes to Condensed Consolidated Financial Statements (Continued)

	Three Months Ended
	March 31,	March 31,
	2006	2007
	(unaudited)
Net sales	$42,759,000	$43,343,000
Net income	2,326,000	2,244,000
Net income per share:
Basic	$.43	$.41
Diluted	$.41	$.40
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
     The changes in the carrying amount of goodwill for the three months ended March 31, 2007 are as follows:

Three Months Ended
March 31, 2007
Balance as of January 1	$68,001,000
Effects of exchange rate changes	21,000

Balance as of March 31	$68,022,000

     The Company’s contingent laboratory purchase price liabilities as defined in the purchase agreements are tied to earnings performance, generally over a three year period, and are approximately $967,000 at March 31, 2007. As the contingencies are resolved, any contingent laboratory purchase price payments will be recorded as goodwill.
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
Trade Names
     Trade names as acquired are valued using a quantification of the income generated based on the recognition afforded by the trade name in the marketplace, using the relief-from-royalty valuation approach. Company practice is to use existing and acquired trade names in perpetuity, and consequently they have been treated as indefinite-lived intangibles. While these assets are not subject to amortization, they are tested for impairment at least annually in accordance with SFAS No. 142. The Company uses the relief-from-royalty valuation approach at each fiscal year end to determine the value of the asset. Trade name impairment charges generally result from a decline in forecasted revenue at specific laboratories in comparison to revenue forecasts used, if any, in previous valuation calculations. There were no trade name impairment charges recorded for the three month periods ended March 31, 2007 or 2006.

Notes to Condensed Consolidated Financial Statements (Continued)
Customer Relationships
     Acquired dental laboratories have customer relationships in place with dentists within their market areas. Based on the criteria of EITF 02-17, the Company recognizes customer relationship assets when established relationships exist with customers through contracts or other contractual relationships such as purchase orders or sales orders. Customer relationships are valued based on an analysis of revenue and customer attrition data and amortized over their useful lives. The amounts assigned to customer relationships are amortized on a straight-line basis over their useful lives, ranging over periods of 9 to 12 years. The Company has determined that the straight-line method is appropriate based on an analysis of customer attrition statistics.

As of March 31, 2007
Beginning of year	$7,945,000
Effects of exchange rate changes	3,000

Customer Relationships, Gross	7,948,000
Less: Accumulated amortization	(1,840,000)

Customer Relationships, Net — End of period	$6,108,000

     Amortization expense associated with customer relationships totaled approximately $194,000 for the three months ended March 31, 2007 and is recorded in selling, general and administrative expenses. Future amortization expense of the current customer relationship balance will be approximately:

For the remainder of fiscal 2007	$580,000
2008	768,000
2009	768,000
2010	768,000
2011	768,000
2012	698,000
Thereafter	1,758,000

$6,108,000

Non-competition Agreements
     The Company has incurred certain deferred purchase costs relating to non-compete agreements with certain individuals, ranging over periods of 2 to 15 years. The amounts assigned to non-competition agreements are amortized on a straight-line basis over the estimated economic lives of the agreements.

As of
March 31, 2007
Non-competition agreements, gross	$10,546,000
Less: Accumulated amortization	(8,528,000)

Non-competition agreements, net	$2,018,000

     Amortization expense associated with non-competition agreements totaled approximately $207,000 for the three months ended March 31, 2007 and is recorded in selling, general and administrative expenses.
     Future amortization expense of non-competition agreements will be approximately:

For the remainder of fiscal 2007	$281,000
2008	295,000
2009	273,000
2010	264,000
2011	224,000
2012	168,000
Thereafter	513,000

$2,018,000

Notes to Condensed Consolidated Financial Statements (Continued)
(4) Earnings per Share
     In accordance with the disclosure requirements of SFAS No. 128, “Earnings per Share,” basic earnings per share is computed by dividing net income by the weighted average number of shares outstanding and diluted earnings per share reflects the dilutive effect of stock options and the Company’s Employee Stock Purchase Plan. The weighted average number of shares outstanding, the dilutive effects of outstanding stock options, and the shares under option plans that were anti-dilutive for the three months ended March 31, 2007 and 2006 are as follows:

	Three Months Ended
	March 31,
	2006	2007
Weighted average number of shares used in basic earnings per share calculation	5,429,903	5,510,165
Incremental shares under option plans	297,439	125,038

Weighed average number of shares used in diluted earnings per share calculation	5,727,342	5,635,203

Shares under option plans excluded in computation of diluted earnings per share due to anti-dilutive effects	None	123,805

(5) Inventories
     Inventories consist of the following:

	December 31, 2006	March 31, 2007
Raw Materials	$5,853,793	$5,850,388
Work in Process	1,112,467	1,434,929
Finished Goods	246,715	215,154

	$7,212,975	$7,500,471

     Inventories are stated at the lower of cost (first-in, first-out) or market. Work in process represents an estimate of the value of specific orders in production yet incomplete at period end. Finished goods consist of completed orders that were shipped to customers immediately subsequent to period end.
(6) Comprehensive Income
     SFAS No. 130, “Reporting Comprehensive Income,” requires disclosure of all components of comprehensive income on an annual and interim basis. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The Company’s total comprehensive income was as follows for the period presented:

March 31, 2007
Net income	$2,244,096
Foreign currency translation adjustments	35,519

Total comprehensive income	$2,279,615

(7) Lines of Credit and Term Loan Facility
     On August 9, 2005, the Company entered into an amended and restated financing agreement (the “Amended Agreement”) with Bank of America, N.A. (the “Bank”). The Amended Agreement included a revolving line of credit of $5,000,000, a revolving acquisition line of credit of $20,000,000 and a term loan facility of $20,000,000. The interest rate on both revolving lines of credit and the term loan was the prime rate or, at the Company’s option, LIBOR, a cost of funds rate or the Bank’s fixed rate plus a range of 1.25% to 2.25%, depending on the ratio of consolidated funded debt to consolidated “EBITDA”, as defined in the Amended Agreement. The Amended Agreement required monthly payments of principal, based on a seven year amortization schedule, with a final payment due on the fifth anniversary of the Amended Agreement. The Amended Agreement required compliance with certain covenants, including the maintenance of specified net worth and other financial ratios.

Notes to Condensed Consolidated Financial Statements (Continued)
     In October 2006 the Company borrowed against its acquisition line of credit to finance the acquisition of Keller Group, Incorporated (“Keller”). In connection with the acquisition, the Company and the Bank executed a Second Amended and Restated Loan Agreement as of November 6, 2006 (the “Second Agreement”) comprising uncollateralized senior credit facilities totaling $60,000,000. The Second Agreement amends and restates the Amended Agreement (a) to increase the term loan facility to an aggregate principal amount of $35,000,000 and use the proceeds of the increase in the term loan to repay the portion of the outstanding principal balance under the acquisition line of credit and (b) to adjust the allocation of availability under the lines of credit by increasing the revolving line of credit to $10,000,000 ($5,000,000 of which may be used for future acquisitions) and decreasing the acquisition line of credit from $20,000,000 to $15,000,000. The interest rate on both lines of credit and the term loan is now the prime rate or, at the Company’s option, LIBOR, a cost of funds rate or the Bank’s fixed rate, plus, in each case, a range of 1.25% to 3.00%, depending on the ratio of consolidated total funded debt to consolidated “EBITDA”, as each is defined in the Second Agreement. The term loan facility portion of the Second Agreement requires monthly interest payments and monthly payments of principal, based on a seven year amortization schedule, with a final payment due on the fifth anniversary of the Second Agreement. The acquisition line of credit and the first line of credit mature on the third anniversary of the Second Agreement. The Second Agreement requires compliance with certain covenants, including the maintenance of specified net worth and other financial ratios.
     As of March 31, 2007, $6,114,000 was available under the revolving line of credit and $15,000,000 was available under the acquisition line of credit.

	December 31,	March 31,
	2006	2007
Total long-term debt	$35,458,000	$33,503,000
Less: Current maturities	5,769,000	5,071,000

Long-term debt, less current portion	$29,689,000	$28,432,000

     The table below reflects the contractual repayment terms associated with the existing Second Amended Agreement at March 31, 2007. The interest rate associated with the Company’s borrowings as of March 31, 2007 was 8.1%.

Principal Due
For the remainder of fiscal 2007	$3,813,000
Fiscal 2008	5,063,000
Fiscal 2009	5,040,000
Fiscal 2010	5,004,000
Fiscal 2011	14,583,000

Total	$33,503,000

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

Notes to Condensed Consolidated Financial Statements (Continued)
     The following table sets forth information about the Company’s operating segments for the three months ended March 31, 2007 and 2006.

	Three Months	Three Months
	Ended	Ended
	March 31, 2006	March 31, 2007
Revenue:
NDX Laboratories	$32,091,063	$32,535,151
Green Dental Laboratory	4,722,204	5,128,488
Keller Group	—	5,715,760

Subtotal	36,813,267	43,379,399
Inter-segment Revenues:
Green Dental Laboratory	24,420	36,162

Net Sales	$36,788,847	$43,343,237

Laboratory Operating Income:
NDX Laboratories	$5,304,055	$5,062,029
Green Dental Laboratory	1,225,088	1,430,834
Keller Group	—	938,241

	$6,529,143	$7,431,104

Total Assets:
NDX Laboratories	$83,667,785	$89,050,525
Green Dental Laboratory	26,922,602	26,798,422
Keller Group	—	26,074,573
Corporate	8,651,382	9,515,868

	$119,241,769	$151,439,388

Capital Expenditures:
NDX Laboratories	$835,176	$315,312
Green Dental Laboratory	13,530	22,826
Keller Group	—	231,766
Corporate	73,004	75,323

	$921,710	$645,227

Depreciation & Amortization on Property, Plant & Equipment:
NDX Laboratories	$487,400	$593,710
Green Dental Laboratory	65,510	70,535
Keller Group	—	73,434
Corporate	140,423	162,942

	$693,333	$900,621

Reconciliation of Laboratory Operating Income with reported Consolidated Operating Income:

	Three Months	Three Months
	Ended	Ended
	March 31, 2006	March 31, 2007
Laboratory Operating Income	$6,529,143	$7,431,104
Less:
Corporate Selling, General and Administrative Expenses	2,366,378	2,680,884
Amortization Expense — Intangible Assets	412,750	404,727
Add:
Other Expense	210,630	174,501

Consolidated Operating Income	$3,960,645	$4,519,994

Notes to Condensed Consolidated Financial Statements (Continued)
(9) Recent Accounting Pronouncements
     In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109”, (“FIN 48”). FIN 48 clarifies the uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. This interpretation was adopted by the Company effective January 1, 2007.
     At December 31, 2006 the Company had recorded $347,000 of contingent taxes payable, which included interest and penalties of $51,000. This liability was recorded as a component of other accrued expenses in the Consolidated Balance Sheet. This liability related to ongoing tax filing positions taken by the Company in its previously filed US Federal and State tax returns. As of March 31, 2007, the tax years that remain subject to examination by the Internal Revenue Service and other state tax jurisdictions are 2002 to 2005. In connection with the adoption of FIN 48, the Company determined this $347,000 liability met the FIN 48 recognition provisions and no material adjustments were required upon adoption. Interest and penalties, as appropriate, continue to be recorded as a component of the Company’s tax liability and tax provision. As of March 31, 2007 the Company does not believe there is a reasonably possible material adjustment to this liability within the next twelve months.
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

     During 2006, internal sales growth was 2.8%, including the effect of increased prices due to underlying increases in the prices of precious metals. We believe that the low cost segment for United States-based dental laboratories has stopped growing and has begun to shrink as competition from offshore laboratories, primarily those located in China, makes inroads into the domestic marketplace. While our business has not focused on this low cost segment of the market, we have experienced some price pressure from other laboratories in our marketplaces that has generally restrained our ability to increase prices. In addition, we face growing competition from technology-based solutions that allow dentists to fabricate their own restorations without the use of a dental laboratory. Both of these trends appear to be impacting industry growth, and have been inhibiting our results of operations. Technology based dental laboratory CAD-CAM manufacturing solutions have required additional investments in capital equipment. We expect these capital expenditures will benefit future periods, but they have not yet positively impacted net income.
     The main components of our costs are labor and related employee benefits. Over the past several years, competition for labor resources and increases in medical insurance premiums have driven these costs higher. We are in the process of evaluating and adjusting staffing levels as appropriate at each of our locations while recognizing the need to maintain an available and properly trained workforce.
     Since 2004 we have experienced cost pressures resulting from the implementation expenditures necessary to comply with Section 404 of the Sarbanes-Oxley Act. The impact of these various Section 404 implementation costs on earnings for fiscal 2004 was approximately $1,027,000, or approximately $0.11 per diluted share, net of taxes. For fiscal 2005, these costs were approximately $720,000, or approximately $0.08 per diluted share, net of taxes while in 2006, these costs were approximately $530,000, or approximately $0.06 per diluted share, net of taxes. We believe that these external costs will decrease in 2007 as a result of revisions to standards governing the audit of internal control over financial reporting, but that significant ongoing expenditures will still be required to maintain our compliance with the internal controls framework required by the Sarbanes-Oxley Act.
     We have also continued to pursue our acquisition strategy, which has played an important role in helping us increase sales over the past five years from $95,185,000 in 2002 to $150,107,000 in 2006. We recognize acquired customer relationships and trade names as intangible assets which require the recognition of amortization expense (for the customer relationships) and impairment testing (for the customer relationships, trade names and goodwill). On a prospective basis, our future amortization expense will increase based upon our recent and any future acquisition activity. The amount recognized for customer relationships and subsequent amortization expense will depend on the expected profitability and customer retention characteristics of our recently acquired businesses together with those, if any, that we may subsequently acquire.
     In March 2005 we completed what was then our largest acquisition to date, Green Dental Laboratories, Inc. (“Green”). We believe that the synergies created by the addition of this laboratory have created value for our organization as a whole. Green is treated as a separate reportable segment for financial reporting purposes and retains a separate company identity as a wholly owned subsidiary.
     In October 2006, we completed what is now our largest acquisition to date, that of Keller Group, Incorporated (“Keller”) of St. Louis, Missouri. Keller is also treated as a separate reportable segment for financial reporting purposes. With annual revenues in excess of $17,000,000, Keller differs from National Dentex in its approach to marketing and to the marketplace. In recent years Keller has broadened its focus from local markets in the Midwest to the national marketplace. In order to sustain this strategy, Keller invests significantly in product advertising, primarily in dental print publications. As a result, we expect Keller to return lower net margins initially than our other operating segments but conversely expect it to obtain stronger sales growth prospectively. We believe that the addition of the Keller management team has created value for our organization as a whole. On January 24, 2007, we announced a realignment of our corporate organization that reflects our recent acquisitions and is designed to help us better execute our operational strategy.
     In order to finance the purchase of Green and Keller, we borrowed approximately $39,200,000 in long-term debt. Future acquisitions may also be financed using available debt financing. As a result of our acquisitions of Green and Keller we are more highly leveraged than we were previously. Our interest expense has therefore become a more significant component of our pre-tax earnings. Interest expense in 2006 was $1,523,000 compared to $665,000 in 2005 and $42,000 in 2004.

     The earnings performances of Green and other acquisitions have contributed positively to our sales and gross margins, although our gross margins declined in 2006 by 1.1% to 41.2% compared to 2005. In fiscal 2006, net sales increased $14,265,000 or 10.5% with $10,443,000 attributable to recent acquisitions, measured by business at dental laboratories owned less than one year. Gross profit in fiscal 2006 increased by $4,376,000 to $61,838,000. However $4,965,000 of this gross profit was attributable to our acquisitions in 2006. As a result, all other laboratories experienced an overall decrease in gross profit of $589,000. Green’s results for 2006 included a full year of sales compared to ten months in 2005. Keller’s results for 2006 included three months of sales in 2006.
     For the quarter ended March 31, 2007, sales increased $6,554,000 to $43,343,000, and net income increased $95,000. The acquisitions completed in the fourth quarter of 2006, Keller and Impact, were primarily responsible for this sales growth. While gross profit declined by $136,000 within the NDX laboratories operating segment, Green’s contribution increased by $262,000 over the prior year and Keller contributed $3,007,000 of acquired gross profit. Overall, results benefited from lower than expected health and life insurance expense as well as increasing returns in laboratory technology investments.
Liquidity and Capital Resources
     Our working capital increased $852,000 from $6,232,000 at December 31, 2006 to $7,084,000 at March 31, 2007. Cash and cash equivalents increased $1,152,000 from $648,000 at December 31, 2006 to $1,800,000 at March 31, 2007. Operating activities provided $2,880,000 in cash flow for the three months ended March 31, 2007 compared to $2,470,000 during the three months ended March 31, 2006, an increase of $410,000. The increase was attributable to increases in accrued expenses of $1,364,000, primarily resulting from increases in accrued income taxes due to timing of tax payments, offset by increases in prepaid expenses of $1,590,000, primarily resulting from timing differences related to the payment of health and general insurance premiums.
     Cash outflows related to dental laboratory acquisitions, including deferred purchase price payments associated with prior period acquisitions, totaled $1,157,000 for the three months ended March 31, 2007 compared to $846,000 for the three months ended March 31, 2006.
     On August 9, 2005 we entered into an amended and restated financing agreement (the “Amended Agreement”) with Bank of America, N.A. (the “Bank”). The Amended Agreement included a revolving line of credit of $5,000,000, a revolving acquisition line of credit of $20,000,000 and a term loan facility of $20,000,000. The interest rate on both revolving lines of credit and the term loan was the prime rate or, at our option, LIBOR, a cost of funds rate, or the Bank’s fixed rate plus a range of 1.25% to 2.25% depending on the ratio of consolidated funded debt to consolidated “EBITDA”, as defined in the Amended Agreement. The Amended Agreement required monthly payments of principal on the term loan, based on a seven year amortization schedule, with a final payment due on the fifth anniversary of the Amended Agreement. The Amended Agreement required compliance with certain covenants, including the maintenance of specified net worth and other financial ratios.
     In October 2006 we borrowed against our acquisition line of credit to finance our acquisition of Keller. As a result of this acquisition, we and the Bank executed a Second Amended and Restated Loan Agreement as of November 6, 2006 (the “Second Agreement”) comprising uncollateralized senior credit facilities totaling $60,000,000. The Second Agreement amends and restates the Amended Agreement (a) to increase the term loan facility to an aggregate principal amount of $35,000,000 and use the proceeds of the increase in the term loan to repay the portion of the outstanding principal balance under the acquisition line of credit and (b) to adjust the allocation of availability under the lines of credit by increasing the revolving line of credit to $10,000,000 ($5,000,000 of which may be used for future acquisitions) and decreasing the acquisition line of credit from $20,000,000 to $15,000,000. The interest rate on both lines of credit and the term loan is now the prime rate or, at our option, LIBOR, a cost of funds rate or the Bank’s fixed rate, plus, in each case, a range of 1.25% to 3.00%, depending on the ratio of consolidated total funded debt to consolidated “EBITDA”, as each is defined in the Second Agreement. The term loan facility portion of the Second Agreement requires monthly interest payments and monthly payments of principal, based on a seven year amortization schedule, with a final payment due on the fifth anniversary of the Second Agreement. The acquisition line of credit and the first line of credit mature on the third anniversary of the Second Agreement. The Second Agreement requires compliance with certain covenants, including the maintenance of specified net worth and other financial ratios.

     As of March 31, 2007, $6,114,000 was available under the revolving line of credit and $15,000,000 was available under the acquisition line of credit.

	December 31,	March 31,
	2006	2007
Total long-term debt	$35,458,000	$33,503,000
Less: Current maturities	5,769,000	5,071,000

Long-term debt, less current portion	$29,689,000	$28,432,000

     The table below reflects the contractual repayment terms associated with the Second Agreement at March 31, 2007. The interest rate associated with our borrowings as of March 31, 2007 was 8.1%.

Principal Due
For the remainder of fiscal 2007	$3,813,000
Fiscal 2008	5,063,000
Fiscal 2009	5,040,000
Fiscal 2010	5,004,000
Fiscal 2011	14,583,000

Total	$33,503,000

     We believe that cash flow from operations and available financing will be sufficient to meet contemplated operating and capital requirements and deferred payments associated with prior acquisitions for the foreseeable future.
Commitments and Contingencies
     The following table represents a list of our contractual obligations and commitments as of March 31, 2007:

	Payments Due By Period
		Less Than			Greater Than
	Total	1 Year	1 - 3 Years	4 - 5 Years	5 Years
Term Loan Facility	$33,334,000	$5,000,000	$10,000,000	$18,334,000	$—
Interest Expense	8,129,000	2,506,000	3,785,000	1,838,000	—
Capital Leases	169,000	71,000	98,000	—	—
Operating Leases:
Real Estate	20,274,000	3,568,000	5,887,000	4,720,000	6,099,000
Vehicles	993,000	719,000	274,000	—	—
Equipment	258,000	119,000	114,000	25,000
Construction Contracts	352,000	352,000	—	—	—
Laboratory Purchase Obligations	1,942,000	1,340,000	602,000	—	—
Contingent Laboratory Purchase Price	967,000	967,000	—	—	—

TOTAL	$66,418,000	$14,642,000	$20,760,000	$24,917,000	$6,099,000

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
     Laboratory purchase obligations totaling $1,942,000, classified as deferred acquisition costs, are presented in the liability section of the balance sheet. These obligations, including deferred obligations associated with non-competition agreements, represent purchase price commitments arising from dental laboratory acquisitions, irrespective of the acquired laboratory’s earnings performance. Contingent laboratory purchase price includes amounts subject to acquisition agreements that are tied to laboratory earnings performance, as defined within the acquisition agreements, generally over a three year period. As payments become determinable, they are recorded in our purchase price allocation. The amount included in the table represents the maximum contractual amount that could be paid under the agreements.
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
Results of Operations
     We report results within three operating segments, NDX Laboratories, Green Dental and Keller. The following table sets forth for the periods indicated the percentage of net sales represented by certain items in our condensed consolidated financial statements:

	Three Months Ended March 31,
	2006	2007
Net sales	100.0%	100.0%
Cost of goods sold	56.7	56.0

Gross profit	43.3	44.0
Selling, general and administrative expenses	32.5	33.6

Operating income	10.8	10.4
Other expense	0.6	0.4
Interest expense	0.8	1.7

Income before provision for income taxes	9.4	8.3
Provision for income taxes	3.6	3.1

Net income	5.8%	5.2%

  Three Months Ended March 31, 2007 Compared with Three Months Ended March 31, 2006
  Net Sales
     For the three months March 31, 2007, net sales increased $6,554,000 or 17.8% over the prior year. Net sales increased by approximately $6,616,000 as a result of acquisitions, measured by business at dental laboratories owned less than one year. Net sales decreased approximately $61,000 at dental laboratories owned for both the three months ended March 31, 2007 and the three months ended March 31, 2006, primarily as a result of sales declines in the NDX Laboratories operating segment. Competitive pressures from offshore laboratories that can produce crowns at fees lower than crowns manufactured in the United States continue to limit our ability to raise our prices during a time when we have experienced relatively higher costs for precious metals used in manufacturing.
  Cost of Goods Sold
     Our cost of goods sold increased by $3,422,000 or 16.4% in the three months ended March 31, 2007 over the three months ended March 31, 2006. As a percentage of sales, cost of goods sold decreased from 56.7% to 56.0%, primarily resulting from decreases in labor and related benefits, offset by increases in materials expense. The cost of raw materials as a percentage of sales increased from 14.8% for the three months ended March 31, 2006 to 15.7% for the three months ended March 31, 2007. The average cost of precious metals used as components of many dental alloys, including gold and palladium, increased approximately 17.4% for gold and 17.8% for palladium, over average costs in the prior year. Although we are able to pass a portion of precious metal cost increases on to our customers, prolonged higher metal costs have had and likely will continue to have a negative impact on gross profit percentages.
     Overall, labor expense as a percentage of sales for the three months ended March 31, 2007 improved over the three months ended March 31, 2006. As a percentage of sales, production labor and related benefits declined from 34.2% in 2006 to 32.2% in 2007. Green’s labor costs of 27.7% of sales and Keller’s labor costs of 22.2% of sales in the first quarter of 2007 lowered the overall percentage while the portion attributable to NDX Laboratories declined slightly to 34.7% of sales for the three months ended March 31, 2007 from 34.9% for the three months ended March 31, 2006.
  Selling, General and Administrative Expenses
     Operating expenses, which consist of selling, delivery and administrative expenses both at the laboratory and corporate level, increased by $2,573,000 or 21.5% in the three months ended March 31, 2007 compared to 2006. Operating expenses increased as a percentage of net sales from 32.5% in 2006 to 33.6% in 2007. As a percentage of sales, delivery expenses decreased from 8.6% in the three months ended March 31, 2006 to 8.5% in 2007. Selling expenses increased from 4.5% of sales for the three months ended March 31, 2006 to 6.1% in 2007. Selling expenses in the first quarter of 2007 for the Keller segment were 15.6% of sales, or $894,000 while spending on promotional materials and customer loyalty programs increased by approximately $113,000 for the three months ended March 31, 2007. Administrative expenses were consistent at 15.3% of sales for the three months ended March 31, 2006 and 2007. Laboratory incentive compensation decreased from 3.0% of sales in 2006 to 2.7% in 2007, while the amount increased by $68,000, primarily attributable to Keller, from $1,084,000 for the three months ended March 31, 2006 to $1,152,000 in 2007.
     The increase of $2,573,000 in our operating expenses in 2007 was primarily attributable to the following increases:
•	Additional operating costs associated with recent acquisitions — $2,291,000;

•	Increases in salaries and benefits at the corporate level due to additional management staff — $237,000;

•	Increases in selling expenses, including promotional materials and customer loyalty programs — $113,000; and

•	decreases in gains on the sale of fixed assets, attributable to the gain recorded in 2006 resulting from the sale of our former laboratory facility in Houston, Texas — $397,000;
     partially offset by:
•	Increases in the market value of the cash surrender of life insurance policies — $233,000; and

•	Decreases in health insurance expense — $100,000;
     Operating Income
     As a result of the above factors, our operating income increased by $559,000 to $4,520,000 for the three months ended March 31, 2007 from $3,961,000 in 2006. As a percentage of net sales, operating income declined from 10.8% in 2006 to 10.4% in 2007.
  Interest Expense
     Interest expense increased $439,000 from $289,000 for the three months ended March 31, 2006 to $727,000 in 2007, primarily as a result of our increased bank borrowings to fund our acquisition of Keller and rising interest rates.
  Provision for Income Taxes
     The provision for income taxes increased by $62,000 to $1,374,000 for the three months ended March 31, 2007 from $1,312,000 in 2006. The 37.9% effective tax rate for fiscal year 2006 approximated the 38.0% effective rate estimated for fiscal year 2007. During the quarter ended March 31, 2007 we adopted FIN 48 “Accounting for Uncertainty in Income Taxes”. The adoption of FIN 48 did not have a material impact on current year tax expense.

  Net Income
     As a result of all the factors discussed above, net income increased $95,000 to $2,244,000 or $.40 per share on a diluted basis for the three months ended March 31, 2007 from $2,150,000 or $.38 per share on a diluted basis in 2006.
Operating Segment Results
     Our business consists of a single industry segment, which is the design, fabrication, marketing and sale of custom dental prosthetic appliances for and to dentists in North America. We report on three operating segments within this single industry segment. These three segments are Green Dental, representing the operations of Green Dental Laboratories, Inc. of Heber Springs, Arkansas which we acquired in March 2005; Keller, representing the operations of Keller Group, Incorporated with laboratories in St. Louis, Missouri and Louisville, Kentucky which we acquired in October, 2006; and NDX Laboratories, which represents our remaining laboratories, including Impact Dental Laboratory Limited, which we acquired in October, 2006.

	Three Months Ended March 31
	2006	2007	$ Change	% Change

Revenue:
NDX Laboratories	$32,091,063	$32,535,151	$444,088	1.4%
Green Dental	4,722,204	5,128,488	406,284	8.6%
Keller	—	5,715,760	5,715,760	—

Subtotal	36,813,267	43,379,399	6,566,132	17.8%
Less: Inter-segment Revenues:	24,420	36,162	11,742	—

Net Sales	$36,788,847	$43,343,237	$6,554,390	17.8%

Laboratory Operating Income:
NDX Laboratories	$5,304,055	$5,062,029	$(242,026)	(4.6)%
Green Dental	1,225,088	1,430,834	205,746	16.8%
Keller	—	938,241	938,241	—

Laboratory Operating Income	$6,529,143	$7,431,104	$901,961	13.8%

NDX Laboratories
     The net sales growth in this segment of 1.4% included negative internal growth of 1.4% and growth of 2.8% related to the October 2006 acquisition of Impact. The reduction in internal sales resulted primarily from the loss of certain customers as we consolidated certain laboratories and departments, with the goal of improving long term profitability. Additionally, this segment experienced generally flat unit growth at other locations.
     Gross profit as a percentage of sales decreased from 42.5% for the three months ended March 31, 2006 to 41.5% for the three months ended March 31, 2007. Cost of goods sold increased by $568,000. The increase was attributable to additional costs from acquisitions of $522,000, increases in the cost of materials, primarily precious metals, of approximately $93,000, laboratory overhead increases of approximately $156,000 resulting from new facilities and higher energy costs, offset by decreases in manufacturing labor and benefits of approximately $203,000, primarily resulting from decreases in health insurance costs.
     Laboratory operating income as a percentage of sales for NDX Laboratories decreased from 16.5% for the three months ended March 31, 2006 to 15.6% for the three months ended March 31, 2007 primarily as a result of the above factors.
Green Dental
     The net sales growth in this segment was 8.6%, all of which was internal sales growth. As a percentage of sales, gross profit increased from 48.5% for the three months ended March 31, 2006 to 49.8% for the three months ended March 31, 2007. Manufacturing labor and benefit decreases were partially offset by increases in materials costs. Laboratory operating income as a percentage of sales for Green increased from 25.9% for the three months ended March 31, 2006 to 27.9% for the three months ended March 31, 2007.

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
     Gross profit as a percentage of sales for the first quarter of 2007 was 47.4%. Laboratory operating income as a percentage of sales for Keller improved to 16.4% in the first quarter of 2007 from 9.2% in the fourth quarter of 2006.
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
     At March 31, 2007, we had variable rate debt of $33,503,000. Based on this amount, the earnings and cash flows impact for the next year resulting from a one percentage point increase in interest rates would be approximately $208,000, net of tax, holding other variables constant.
Item 4. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures.
     We carried out an evaluation, with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of March 31, 2007. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2007, our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e), were effective to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission’s rules and forms and such information is accumulated and communicated to management, including the CEO and CFO, to allow timely decisions regarding required disclosure.
(b) Changes in Internal Controls.
     No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings:
     We are involved from time to time in litigation incidental to our business. Our management believes that the outcome of current litigation will not have a material adverse effect upon our operations or financial condition and will not disrupt our normal operations.
Item 1A. Risk Factors:
     There have been no material changes to the risk factors previously disclosed in Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, as filed with the SEC on March 16, 2007.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds:
     We did not repurchase any of our equity securities during the fiscal quarter ended March 31, 2007 or engage in any transactions during such period reportable pursuant to Item 703 of Regulation S-K.
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

NATIONAL DENTEX CORPORATION Registrant
May 9, 2007	By:	/s/ David L. Brown
David L. Brown
President, CEO and Director (Principal Executive Officer)

May 9, 2007	By:	/s/Wayne M. Coll
Wayne M. Coll
Vice President and Chief Financial Officer (Principal Financial Officer)

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