Form 10-Q
period 2007-06-30
NATIONAL DENTEX CORP /MA/
filed 2007-08-08
CIK 913616

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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
Yes    ☐       No    ☑
     As of August 2, 2007, 5,543,370 shares of the registrant’s Common Stock, par value $.01 per share, were outstanding.

NATIONAL DENTEX CORPORATION
FORM 10-Q
QUARTER ENDED JUNE 30, 2007

NATIONAL DENTEX CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	December 31,	June 30,
	2006	2007
CURRENT ASSETS:
Cash and cash equivalents	$648,265	$570,308
Accounts receivable:
Trade, less allowance of $290,000 in 2006 and $277,000 in 2007	17,022,130	17,667,406
Other	915,938	945,576
Inventories	7,212,975	7,394,962
Prepaid expenses	1,905,570	2,775,202
Property held for sale	—	259,000
Deferred tax asset	1,347,387	1,221,629

Total current assets	29,052,265	30,834,083

PROPERTY, PLANT AND EQUIPMENT:
Land and buildings	8,530,593	7,835,015
Leasehold and building improvements	13,428,314	14,161,513
Laboratory equipment	18,956,508	19,600,014
Furniture and fixtures	6,943,244	7,590,906

	47,858,659	49,187,448
Less — Accumulated depreciation and amortization	19,976,182	21,247,750

Net property, plant and equipment	27,882,477	27,939,698

OTHER ASSETS, net:
Goodwill	68,000,747	68,501,522
Trade names	9,032,102	9,064,199
Customer relationships	6,298,927	5,938,522
Non-competition agreements	2,225,431	1,910,287
Other assets	5,998,335	6,307,457

Total other assets	91,555,542	91,721,987

Total assets	$148,490,284	$150,495,768

CURRENT LIABILITIES:
Revolving line of credit	$1,343,228	$3,162,890
Current portion of long-term debt	5,768,670	5,069,657
Accounts payable	4,344,704	3,459,960
Accrued liabilities:
Payroll and employee benefits	6,778,395	6,522,137
Current portion of deferred acquisition costs	1,517,694	1,277,612
Other accrued expenses	3,067,581	3,411,375

Total current liabilities	22,820,272	22,903,631

LONG-TERM LIABILITIES:
Long-term obligations	29,688,696	27,162,352
Deferred compensation	4,863,163	5,103,975
Deferred acquisition costs	1,581,494	600,000
Deferred tax liability	6,743,027	6,552,221

Total long-term liabilities	42,876,380	39,418,548

COMMITMENTS AND CONTINGENCIES (Note 8)
STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value Authorized — 500,000 shares None issued and outstanding	—	—
Common stock, $.01 par value Authorized — 8,000,000 shares Issued and Outstanding — 5,509,412 shares at December 31, 2006 and 5,536,320 shares at June 30, 2007	55,094	55,379
Paid-in capital	17,296,170	17,715,739
Retained earnings	65,564,279	70,225,398
Other comprehensive income	(121,911)	177,073

Total stockholders’ equity	82,793,632	88,173,589

Total liabilities and stockholders’ equity	$148,490,284	$150,495,768

The accompanying notes are an integral part of these condensed consolidated financial statements.

NATIONAL DENTEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2006	2007	2006	2007
Net sales	$38,116,202	$44,434,070	$74,905,049	$87,777,307
Cost of goods sold	21,824,312	24,873,866	42,685,505	49,156,649

Gross profit	16,291,890	19,560,204	32,219,544	38,620,658
Selling, general and administrative expenses	11,947,123	14,685,632	23,914,132	29,226,092

Operating income	4,344,767	4,874,572	8,305,412	9,394,566
Other expense	227,185	223,147	437,815	397,648
Interest expense	281,003	754,257	569,642	1,481,407

Income before provision for income taxes	3,836,579	3,897,168	7,297,955	7,515,511
Provision for income taxes	1,516,681	1,480,145	2,828,542	2,854,392

Net income	$2,319,898	$2,417,023	$4,469,413	$4,661,119

Net income per share — basic	$.42	$.44	$.82	$.84

Net income per share — diluted	$.40	$.43	$.78	$.82

Weighted average shares outstanding — basic	5,492,537	5,535,794	5,461,393	5,523,050

Weighted average shares outstanding — diluted	5,774,191	5,666,158	5,750,131	5,653,842

The accompanying notes are an integral part of these condensed consolidated financial statements.

NATIONAL DENTEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	June 30,	June 30,
	2006	2007
Cash flows from operating activities:
Net income	$4,469,413	$4,661,119
Adjustments to reconcile net income to net cash provided by operating activities, net of effects of acquisitions:
Depreciation and amortization	2,270,662	2,499,886
Gain (Loss) on disposal of property, plant and equipment	(403,722)	3,787
Benefit for deferred income taxes	(133,640)	(87,357)
(Benefit) Provision for bad debts	(30,484)	20,921
Losses on write-down of inventories	113,585	61,003
Stock based compensation expense	81,434	113,764
Other non-cash items	—	251,703
Changes in operating assets and liabilities, net of effects of acquisitions:
Increase in accounts receivable	(1,631,438)	(657,281)
Increase in inventories	(395,641)	(230,135)
Decrease (increase) in prepaid expenses	871,900	(855,497)
Decrease (increase) in other assets	33,638	(149,423)
Decrease in accounts payable and accrued liabilities	(581,619)	(496,047)

Net cash provided by operating activities	4,664,088	5,136,443

Cash flows from investing activities:
Payment of deferred purchase price	(1,184,341)	(1,521,576)
Premiums paid for life insurance policies	(329,505)	(171,999)
Additions to property, plant and equipment	(1,480,746)	(2,627,401)
Sales of property, plant, and equipment	932,899	182,400

Net cash used in investing activities	(2,061,693)	(4,138,576)

Cash flows from financing activities:
Borrowings of revolving line of credit	—	29,167,423
Repayments of revolving line of credit	—	(27,347,761)
Repayments of long-term debt	(1,420,311)	(3,234,355)
Proceeds from issuance of common stock	1,344,075	306,090

Net cash used in financing activities	(76,236)	(1,108,603)

Effect of exchange rate changes on cash	—	32,779

Net increase in cash and cash equivalents	2,526,159	(77,957)
Cash and cash equivalents at beginning of period	401,251	648,265

Cash and cash equivalents at end of period	$2,927,410	$570,308

The accompanying notes are an integral part of these condensed consolidated financial statements.

NATIONAL DENTEX CORPORATION
Notes to Condensed Consolidated Financial Statements
June 30, 2007
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

Notes to Condensed Consolidated Financial Statements (Continued)

	Six Months Ended
	June 30,	June 30,
	2006	2007
	(unaudited)
Net sales	$86,845,000	$87,777,000
Net income	4,823,000	4,661,000
Net income per share:
Basic	$.88	$.84
Diluted	$.84	$.82
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
     The changes in the carrying amount of goodwill for the six months ended June 30, 2007 are as follows:

Six Months Ended
June 30, 2007
Balance as of January 1	$68,001,000
Adjustments related to contingent consideration	300,000
Adjustments related to the finalization of preliminary purchase estimates	13,000
Effects of exchange rate changes	188,000

Balance as of June 30	$68,502,000

     The Company’s contingent laboratory purchase price liabilities as defined in the purchase agreements are tied to earnings performance, generally over a three year period, and are approximately $667,000 at June 30, 2007. As the contingencies are resolved, any contingent laboratory purchase price payments will be recorded as goodwill.
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
Trade Names
     Trade names as acquired are valued using a quantification of the income generated based on the recognition afforded by the trade name in the marketplace, using the relief-from-royalty valuation approach. Company practice is to use existing and acquired trade names in perpetuity, and consequently they have been treated as indefinite-lived intangibles. While these assets are not subject to amortization, they are tested for impairment at least annually in accordance with SFAS No. 142. The Company uses the relief-from-royalty valuation approach at each fiscal year end to determine the value of the asset. Trade name impairment charges generally result from a decline in forecasted revenue at specific laboratories in comparison to revenue forecasts used, if any, in previous valuation calculations. There were no trade name impairment charges recorded for the six months periods ended June 30, 2007 or 2006.

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

As of June 30, 2007
Beginning of year, Gross	$7,945,000
Effects of exchange rate changes	26,000

Customer Relationships, Gross	7,971,000
Less: Accumulated amortization	(2,032,000)

Customer Relationships, Net — End of period	$5,939,000

     Amortization expense associated with customer relationships totaled approximately $386,000 for the six months ended June 30, 2007 and is recorded in selling, general and administrative expenses. Future amortization expense of the current customer relationship balance will be approximately:

For the remainder of fiscal 2007	$411,000
2008	768,000
2009	768,000
2010	768,000
2011	768,000
2012	698,000
Thereafter	1,758,000

$5,939,000

Non-competition Agreements
     The Company has incurred certain deferred purchase costs relating to non-compete agreements with certain individuals, ranging over periods of 2 to 15 years. The amounts assigned to non-competition agreements are amortized on a straight-line basis over the estimated economic lives of the agreements.

As of
June 30, 2007
Beginning of year, Gross	$10,546,000
Effects of exchange rate changes	4,000

Non-competition agreements, Gross	10,550,000
Less: Accumulated amortization	(8,640,000)

Non-competition agreements, net	$1,910,000

     Amortization expense associated with non-competition agreements totaled approximately $319,000 for the six months ended June 30, 2007 and is recorded in selling, general and administrative expenses.
     Future amortization expense of non-competition agreements will be approximately:

For the remainder of fiscal 2007	$173,000
2008	295,000
2009	273,000
2010	264,000
2011	224,000
2012	168,000
Thereafter	513,000

$1,910,000

Notes to Condensed Consolidated Financial Statements (Continued)
(4) Earnings per Share
     In accordance with the disclosure requirements of SFAS No. 128, “Earnings per Share,” basic earnings per share is computed by dividing net income by the weighted average number of shares outstanding and diluted earnings per share reflects the dilutive effect of stock options and the Company’s Employee Stock Purchase Plan. The weighted average number of shares outstanding, the dilutive effects of outstanding stock options, and the shares under option plans that were anti-dilutive for the three and six months ended June 30, 2007 and 2006 are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2007	2006	2007
Weighted average number of shares used in basic earnings per share calculation	5,492,537	5,535,794	5,461,393	5,523,050
Incremental shares under option plans	281,654	130,364	288,738	130,792

Weighed average number of shares used in diluted earnings per share calculation	5,774,191	5,666,158	5,750,131	5,653,842

Shares under option plans excluded in computation of diluted earnings per share due to anti-dilutive effects	None	120,415	None	122,101

(5) Inventories
     Inventories consist of the following:

	December 31, 2006	June 30, 2007
Raw Materials	$5,853,793	$5,798,401
Work in Process	1,112,467	1,399,867
Finished Goods	246,715	196,694

	$7,212,975	$7,394,962

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
(6) Comprehensive Income
     SFAS No. 130, “Reporting Comprehensive Income,” requires disclosure of all components of comprehensive income on an annual and interim basis. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The Company’s total comprehensive income was as follows for the periods presented:

	Three Months Ended	Six Months Ended
	June 30, 2007	June 30, 2007
Net income	$2,417,023	$4,661,119
Foreign currency translation adjustments	263,465	298,984

Total comprehensive income	$2,680,488	$4,960,103

     Accumulated other comprehensive income at June 30, 2007 of $177,073 as presented in the equity section of the consolidated balance sheet is entirely attributable to accumulated foreign currency translation adjustments.
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

Notes to Condensed Consolidated Financial Statements (Continued)
     In October 2006 the Company borrowed against its acquisition line of credit to finance the acquisition of Keller Group, Incorporated (“Keller”). In connection with the acquisition, the Company and the Bank executed a Second Amended and Restated Loan Agreement as of November 6, 2006 (the “Second Agreement”) comprising uncollateralized senior credit facilities totaling $60,000,000. The Second Agreement amended and restated the Amended Agreement (a) to increase the term loan facility to an aggregate principal amount of $35,000,000 and used the proceeds of the increase in the term loan to repay the outstanding principal balance under the acquisition line of credit and (b) to adjust the allocation of availability under the lines of credit by increasing the revolving line of credit to $10,000,000 ($5,000,000 of which may be used for future acquisitions) and decreasing the acquisition line of credit from $20,000,000 to $15,000,000. The interest rate on both lines of credit and the term loan is now the prime rate or, at the Company’s option, LIBOR, a cost of funds rate or the Bank’s fixed rate, plus, in each case, a range of 1.25% to 3.00%, depending on the ratio of consolidated total funded debt to consolidated “EBITDA”, as each is defined in the Second Agreement. The term loan facility portion of the Second Agreement requires monthly interest payments and monthly payments of principal, based on a seven year amortization schedule, with a final payment due on the fifth anniversary of the Second Agreement. The acquisition line of credit and the first line of credit mature on the third anniversary of the Second Agreement. The Second Agreement requires compliance with certain covenants, including the maintenance of specified net worth and other financial ratios.
     As of June 30, 2007, $6,837,000 was available under the revolving line of credit and $15,000,000 was available under the acquisition line of credit.

	December 31,	June 30,
	2006	2007
Total long-term debt	$35,458,000	$32,232,000
Less: Current maturities	5,769,000	5,070,000

Long-term debt, less current portion	$29,689,000	$27,162,000

     The table below reflects the contractual repayment terms associated with the existing Second Agreement at June 30, 2007. The interest rate associated with the Company’s borrowings as of June 30, 2007 was 8.1%.

Principal Due
For the remainder of fiscal 2007	$2,542,000
Fiscal 2008	5,063,000
Fiscal 2009	5,040,000
Fiscal 2010	5,004,000
Fiscal 2011	14,583,000

Total	$32,232,000

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

Notes to Condensed Consolidated Financial Statements (Continued)
     The following table sets forth information about the Company’s operating segments for the three and six months ended June 30, 2007 and 2006:

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2006	June 30, 2007	June 30, 2006	June 30, 2007
Revenue:
NDX Laboratories	$33,239,321	$33,334,763	$65,330,384	$65,871,641
Green Dental Laboratory	4,913,316	5,089,939	9,635,520	10,218,427
Keller Group	—	6,120,446	—	11,836,206

Subtotal	38,152,637	44,545,148	74,965,904	87,926,274
Inter-segment Revenues:
Green Dental Laboratory	36,435	70,984	60,855	107,146
Keller Group	—	40,094	—	41,821

Net Sales	$38,116,202	$44,434,070	$74,905,049	$87,777,307

Laboratory Operating Income:
NDX Laboratories	$5,388,293	$5,339,030	$10,692,348	$10,401,059
Green Dental Laboratory	1,208,410	1,147,490	2,433,498	2,578,324
Keller Group	—	931,524	—	1,869,765

	$6,596,703	$7,418,044	$13,125,846	$14,849,148

Total Assets:
NDX Laboratories	$83,575,833	$88,100,894	$83,575,833	$88,100,894
Green Dental Laboratory	26,826,052	26,828,504	26,826,052	26,828,504
Keller Group	—	25,976,785	—	25,976,785
Corporate	9,718,662	9,589,585	9,718,662	9,589,585

	$120,120,547	$150,495,768	$120,120,547	$150,495,768

Capital Expenditures:
NDX Laboratories	$388,144	$852,133	$1,223,319	$1,167,445
Green Dental Laboratory	31,909	306,869	45,439	329,695
Keller Group	—	360,465	—	592,231
Corporate	138,983	125,636	211,988	200,959

	$559,036	$1,645,103	$1,480,746	$2,290,330

Depreciation & Amortization on Property, Plant & Equipment:
NDX Laboratories	$567,207	$538,182	$1,054,607	$1,131,892
Green Dental Laboratory	63,925	81,098	129,435	151,633
Keller Group	—	94,740	—	168,174
Corporate	150,822	167,693	291,245	330,266

	$781,954	$881,713	$1,475,287	$1,781,965

Reconciliation of Laboratory Operating Income with reported Consolidated Operating Income:

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2006	June 30, 2007	June 30, 2006	June 30, 2007
Laboratory Operating Income	$6,596,703	$7,418,044	$13,125,846	$14,849,148
Less:
Corporate Selling, General and Administrative Expenses	2,096,496	2,453,506	4,462,874	5,134,390
Amortization Expense — Intangible Assets	382,625	313,113	795,375	717,840
Add:
Other Expense	227,185	223,147	437,815	397,648

Consolidated Operating Income	$4,344,767	$4,874,572	$8,305,412	$9,394,566

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
     At December 31, 2006 the Company had recorded $347,000 of contingent taxes payable, which included interest and penalties of $51,000. This liability was recorded as a component of other accrued expenses in the Consolidated Balance Sheet. This liability related to ongoing tax filing positions taken by the Company in its previously filed US Federal and State tax returns. As of June 30, 2007, the tax years that remain subject to examination by the Internal Revenue Service and other state tax jurisdictions are 2002 to 2005. In connection with the adoption of FIN 48, the Company determined this $347,000 liability met the FIN 48 recognition provisions and no material adjustments were required upon adoption. Interest and penalties, as appropriate, continue to be recorded as a component of the Company’s tax liability and tax provision. As of June 30, 2007 the Company does not believe there is a reasonably possible material adjustment to this liability within the next twelve months.
(10) Legal Proceedings
     As sponsor of the National Dentex Corporation Dollars Plus Plan, (the “Plan”), a qualified plan under Section 401(a) of the Internal Revenue Code, the Company filed a retroactive plan amendment under the Internal Revenue Service’s Voluntary Correction Program to clarify the definition of compensation in the Plan. Effective June 7, 2007, the Internal Revenue Service accepted the retroactive plan amendment and issued a favorable determination letter.
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
     Certain statements in this Quarterly Report, particularly statements contained in this Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words “anticipate”, “believe”, “estimate”, “expect”, “plan”, “intend” and other similar expressions are intended to identify these forward-looking statements, but are not the exclusive means of identifying them. Forward-looking statements included in this Quarterly Report or hereafter included in other publicly available documents filed with the Securities and Exchange Commission (“SEC”), reports to our stockholders and other publicly available statements issued or released by us involve known and unknown risks, uncertainties, and other factors which could cause our actual results, performance (financial or operating) or achievements to differ from the future results, performance (financial or operating) or achievements expressed or implied by such forward-looking statements. Such statements regarding future results are based upon our best estimates based upon current conditions and the most recent results of operations. Various risks, uncertainties and contingencies could cause our actual results, performance or achievements to differ materially from those expressed in, or implied by, the forward-looking statements contained in this Quarterly Report. These include, but are not limited to, those described under the heading “Factors That May Affect Future Results”, as well as under Part II, Item 1A, “Risk Factors” of this Quarterly Report on Form 10-Q and under Item 1A of our most recently filed Annual Report on Form 10-K. We do not intend to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.
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

     During 2006, our internal sales growth was 2.8%, including the effect of increased prices due to underlying increases in the prices of precious metals. We believe that the low cost segment for United States-based dental laboratories has begun to shrink as competition from offshore laboratories, primarily those located in China, makes inroads into the domestic marketplace. While our business has not focused on this low cost segment of the market, we have experienced price pressure from laboratories in our marketplaces that has restrained our ability to increase prices. During the first six months of 2007, these increasing competitive pressures in the form of low price competition were partially responsible for declines in revenues or revenue growth in several marketplaces. In addition, we face growing competition from technology-based solutions that allow dentists to fabricate their own restorations without the use of a dental laboratory. Both of these trends have impacted industry growth, and have been inhibiting our results of operations. Technology based dental laboratory CAD-CAM manufacturing solutions have required additional investments in capital equipment. While we expect these capital expenditures will benefit future periods, they have not yet positively impacted net income.
     The main components of our costs are labor and related employee benefits as well as raw materials, including precious metals. Over the past several years, competition for labor resources and increases in medical insurance premiums, as well as volatility in the prices of many precious metals that we use, such as gold and palladium, have driven these costs higher. We have been evaluating and adjusting staffing levels as appropriate at each of our locations while recognizing the need to maintain an available and properly trained workforce.
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
     In October 2006, we completed our largest acquisition to date, that of Keller Group, Incorporated (“Keller”) of St. Louis, Missouri. Keller is also treated as a separate reportable segment for financial reporting purposes. Keller differs from National Dentex in its approach to marketing and to the marketplace. In recent years Keller has broadened its focus from local markets in the Midwest to the national marketplace. In order to sustain this strategy, Keller invests significantly in product advertising, primarily in dental print publications. As a result, we expect Keller to return lower net margins initially than our other operating segments but conversely expect it to obtain stronger sales growth prospectively. In January 2007, we announced a realignment of our corporate organization that reflects our recent acquisitions and is designed to help us better execute our operational strategy.
     In order to finance the purchase of Green and Keller, we borrowed approximately $39,200,000 in long-term debt. Future acquisitions may also be financed using available debt financing. As a result of our acquisitions of Green and Keller we are more highly leveraged than we were previously. Our interest expense has therefore become a more significant component of our pre-tax earnings. Interest expense in the first six months of 2007 was $1,481,000 compared to $570,000 in the first six months of 2006. Interest expense for 2006 was $1,523,000 compared to $665,000 in 2005 and $42,000 in 2004.

     For the six month period ended June 30, 2007, sales increased $12,872,000 to $87,777,000, and net income increased $192,000. The acquisitions completed in the fourth quarter of 2006, Keller and Impact, were primarily responsible for this sales growth. While our gross profit declined by $71,000 within the NDX Laboratories operating segment, Green’s contribution increased by $332,000 over the prior year and Keller contributed $6,140,000 of acquired gross profit. Overall results benefited from lower health and life insurance expense as well as increasing returns in laboratory technology investments. Same laboratory sales declined $927,000 in the quarter ended June 30, 2007 and $988,000 in the six months ended June 30, 2007. Laboratory labor and benefits also declined $698,000 for the quarter and $989,000 for the six month period, as we adjusted our staffing levels at certain laboratories in the NDX Laboratories operating segment. However, the consolidation of certain laboratories and departments with the goal of improving profitability led to the loss of certain customers and contributed to the decline in same laboratory sales.
Liquidity and Capital Resources
     Our working capital increased $1,698,000 from $6,232,000 at December 31, 2006 to $7,930,000 at June 30, 2007. Cash and cash equivalents decreased $78,000 from $648,000 at December 31, 2006 to $570,000 at June 30, 2007. Operating activities provided $5,150,000 in cash flow for the six months ended June 30, 2007 compared to $4,664,000 during the six months ended June 30, 2006, an increase of $486,000. The increase was attributable to decreases in accounts receivable of $974,000 due to the timing of sales, decreases in gains on property disposals of $408,000 and increased net income and depreciation expense of $421,000 and various other increases, offset by increases in prepaid expenses of $1,727,000, primarily resulting from timing differences related to the payment of health and general insurance premiums and income taxes.
     Cash outflows related to dental laboratory acquisitions, including deferred purchase price payments associated with prior period acquisitions, totaled $1,522,000 for the six months ended June 30, 2007 compared to $1,184,000 for the six months ended June 30, 2006.
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
     In October 2006 we borrowed against our acquisition line of credit to finance our acquisition of Keller. As a result of this acquisition, we and the Bank executed a Second Amended and Restated Loan Agreement as of November 6, 2006 (the “Second Agreement”) comprising uncollateralized senior credit facilities totaling $60,000,000. The Second Agreement amended and restated the Amended Agreement (a) to increase the term loan facility to an aggregate principal amount of $35,000,000 and used the proceeds of the increase in the term loan to repay the portion of the outstanding principal balance under the acquisition line of credit and (b) to adjust the allocation of availability under the lines of credit by increasing the revolving line of credit to $10,000,000 ($5,000,000 of which may be used for future acquisitions) and decreasing the acquisition line of credit from $20,000,000 to $15,000,000. The interest rate on both lines of credit and the term loan is now the prime rate or, at our option, LIBOR, a cost of funds rate or the Bank’s fixed rate, plus, in each case, a range of 1.25% to 3.00%, depending on the ratio of consolidated total funded debt to consolidated “EBITDA”, as each is defined in the Second Agreement. The term loan facility portion of the Second Agreement requires monthly interest payments and monthly payments of principal, based on a seven year amortization schedule, with a final payment due on the fifth anniversary of the Second Agreement. The acquisition line of credit and the first line of credit mature on the third anniversary of the Second Agreement. The Second Agreement requires compliance with certain covenants, including the maintenance of specified net worth and other financial ratios.

     As of June 30, 2007, $6,837,000 was available under the revolving line of credit and $15,000,000 was available under the acquisition line of credit.

	December 31,	June 30,
	2006	2007
Total long-term debt	$35,458,000	$32,232,000
Less: Current maturities	5,769,000	5,070,000

Long-term debt, less current portion	$29,689,000	$27,162,000

     The table below reflects the contractual repayment terms associated with the Second Agreement at June 30, 2007. The interest rate associated with our borrowings as of June 30, 2007 was 8.1%.

Principal Due
For the remainder of fiscal 2007	$2,542,000
Fiscal 2008	5,063,000
Fiscal 2009	5,040,000
Fiscal 2010	5,004,000
Fiscal 2011	14,583,000

Total	$32,232,000

     We believe that cash flow from operations and available financing will be sufficient to meet contemplated operating and capital requirements and deferred payments associated with prior acquisitions for the foreseeable future.
Commitments and Contingencies
     The following table represents a list of our contractual obligations and commitments as of June 30, 2007:

	Payments Due By Period
		Less Than			Greater Than
	Total	1 Year	1 - 3 Years	4 - 5 Years	5 Years
Term Loan Facility	$32,083,000	$5,000,000	$10,000,000	$17,083,000	$—
Interest Expense	7,467,000	2,404,000	3,581,000	1,482,000	—
Capital Leases	149,000	70,000	79,000	—	—
Operating Leases:
Real Estate	19,250,000	3,511,000	5,681,000	4,625,000	5,433,000
Vehicles	1,008,000	731,000	276,000	1,000	—
Equipment	231,000	110,000	100,000	21,000
Construction Contracts	616,000	616,000	—	—	—
Laboratory Purchase Obligations	1,878,000	1,278,000	600,000	—	—
Contingent Laboratory Purchase Price	667,000	667,000	—	—	—

TOTAL	$63,349,000	$14,387,000	$20,317,000	$23,212,000	$5,433,000

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
     Laboratory purchase obligations totaling $1,878,000, classified as deferred acquisition costs, are presented in the liability section of the balance sheet. These obligations, including deferred obligations associated with non-competition agreements, represent purchase price commitments arising from dental laboratory acquisitions, irrespective of the acquired laboratory’s earnings performance. Contingent laboratory purchase price includes amounts subject to acquisition agreements that are tied to laboratory earnings performance, as defined within the acquisition agreements, generally over a three year period. As payments become determinable, they are recorded in our purchase price allocation. The amount included in the table represents the maximum contractual amount that could be paid under the agreements.

     As sponsor of the National Dentex Corporation Dollars Plus Plan, (the “Plan”), a qualified plan under Section 401(a) of the Internal Revenue Code, we filed a retroactive plan amendment under the Internal Revenue Service’s Voluntary Correction Program to clarify the definition of compensation in the Plan. Effective June 7, 2007, the Internal Revenue Service accepted the retroactive plan amendment and issued a favorable determination letter.
Results of Operations
     We report results within three operating segments, NDX Laboratories, Green Dental and Keller. The following table sets forth for the periods indicated the percentage of net sales represented by certain items in our condensed consolidated financial statements:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2006	2007	2006	2007
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	57.3	56.0	57.0	56.0

Gross profit	42.7	44.0	43.0	44.0
Selling, general and administrative expenses	31.3	33.0	31.9	33.3

Operating income	11.4	11.0	11.1	10.7
Other expense	0.6	0.5	0.6	0.5
Interest expense	0.7	1.7	0.8	1.6

Income before provision for income taxes	10.1	8.8	9.7	8.6
Provision for income taxes	4.0	3.4	3.7	3.3

Net income	6.1%	5.4%	6.0%	5.3%

  Six Months Ended June 30, 2007 Compared with Six Months Ended June 30, 2006
  Net Sales
     For the six months ended June 30, 2007, net sales increased $12,872,000 or 17.2% over the prior year. Net sales increased by approximately $13,861,000 as a result of acquisitions, measured by business at dental laboratories owned less than one year. Net sales decreased approximately $988,000 at dental laboratories owned for both the six months ended June 30, 2007 and the six months ended June 30, 2006, primarily as a result of sales declines in the NDX Laboratories operating segment. Competitive pressures from offshore laboratories that can produce crowns at fees lower than crowns manufactured in the United States continue to limit our ability to raise our prices during a time when we have experienced relatively higher costs for precious metals used in manufacturing. In addition, these competitive pressures are partially responsible for declines in revenues or revenue growth in several marketplaces.
Cost of Goods Sold
     Our cost of goods sold increased by $6,471,000 or 15.2% in the six months ended June 30, 2007 over the six months ended June 30, 2006. As a percentage of sales, cost of goods sold decreased from 57.0% to 56.0%, primarily resulting from decreases in labor and related benefits, partially offset by increases in materials expense. Manufacturing labor and related benefits decreased by approximately $700,000 for the six months ended June 30, 2007 compared to the six months ended June 30, 2006 primarily due to reductions in our staffing levels at certain laboratories. The cost of raw materials as a percentage of sales increased from 15.1% for the six months ended June 30, 2006 to 15.6% for the six months ended June 30, 2007. The average cost of precious metals used as components of many dental alloys, including gold and palladium, increased approximately 11.5% over average costs in the prior year. Although we are able to pass a portion of precious metal cost increases on to our customers, prolonged higher metal costs have had and likely will continue to have a negative impact on gross profit percentages.
     Overall, labor expense as a percentage of sales for the six months ended June 30, 2007 improved over the six months ended June 30, 2006. As a percentage of sales, production labor and related benefits declined from 34.1% in 2006 to 32.1% in 2007. Green’s labor costs of 28.2% of sales and Keller’s labor costs of 22.8% of sales in the first quarter of 2007 lowered the overall percentage while the portion attributable to NDX Laboratories declined slightly to 34.4% of sales for the six months ended June 30, 2007 from 34.9% for the six months ended June 30, 2006.
Selling, General and Administrative Expenses
     Operating expenses, which consist of selling, delivery and administrative expenses both at the laboratory and corporate level, increased by $5,312,000 or 22.2% in the six months ended June 30, 2007 compared to 2006. Operating expenses increased as a percentage of net sales from 31.9% in 2006 to 33.3% in 2007. As a percentage of sales, delivery expenses increased from 8.5% in the six months ended June 30, 2006 to 8.8% in 2007. Selling expenses increased from 4.5% of sales for the six months ended June 30, 2006 to 6.0% in 2007. Selling expenses in the first quarter of 2007 for the Keller segment were 14.4% of sales, or $1,704,000 while spending on promotional materials and customer loyalty programs increased by approximately $103,000 for the six months ended June 30, 2007. Laboratory incentive compensation decreased from 3.1% of sales in 2006 to 2.8% in 2007, while the amount increased by $70,000, primarily attributable to Keller, from $2,355,000 for the six months ended June 30, 2006 to $2,425,000 in 2007.
     The increase of $5,312,000 in our operating expenses in 2007 was primarily attributable to the following increases:
•	Additional operating costs associated with recent acquisitions — $4,731,000;

•	Increases in salaries and benefits at the corporate level due to additional management staff — $554,000;

•	Increases in selling expenses, including promotional materials and customer loyalty programs — $103,000; and

•	Absence of gains on the sale of fixed assets in 2007, compared with the gain recorded in 2006 resulting from the sale of our former laboratory facility in Houston, Texas — $407,000; partially offset by:

•	Increases in the cash surrender value of life insurance policies — $325,000; and

•	Decreases in health insurance expense — $130,000;
     Operating Income
     As a result of the above factors, our operating income increased by $1,090,000 to $9,395,000 for the six months ended June 30, 2007 from $8,305,000 in 2006. As a percentage of net sales, operating income declined from 11.1% in 2006 to 10.7% in 2007, primarily as a result of the decline in same laboratory sales.
  Interest Expense
     Interest expense increased $912,000 from $570,000 for the six months ended June 30, 2006 to $1,481,000 in 2007, primarily as a result of our increased bank borrowings to fund our acquisition of Keller and rising interest rates.
  Provision for Income Taxes
     The provision for income taxes increased by $26,000 to $2,854,000 for the six months ended June 30, 2007 from $2,828,000 in 2006. The 38.0% effective tax rate estimated for fiscal year 2007 declined from the 38.8% effective tax rate for 2006. The decrease in the effective tax rate for 2007 was due in part to recognition of lower federal tax expense resulting from increases to the domestic manufacturing tax credit provisions of the American Jobs Creation Act of 2004.

Net Income
     As a result of all the factors discussed above, net income increased $192,000 to $4,661,000 or $.82 per share on a diluted basis for the six months ended June 30, 2007 from $4,469,000 or $.78 per share on a diluted basis in 2006.
Three Months Ended June 30, 2007 Compared with Three Months Ended June 30, 2006
Net Sales
     For the three months ended June 30, 2007, net sales increased $6,318,000 or 16.6% over the prior year. Net sales increased by approximately $7,245,000 as a result of acquisitions, measured by business at dental laboratories owned less than one year. Net sales decreased approximately $927,000 at dental laboratories owned for both the three months ended June 30, 2007 and the three months ended June 30, 2006, primarily as a result of sales declines in the NDX Laboratories operating segment, for the same reasons as discussed above in connection with the six month comparisons for 2007 and 2006.
Cost of Goods Sold
     Our cost of goods sold increased by $3,050,000 or 14.0% in the three months ended June 30, 2007 over the three months ended June 30, 2006. As a percentage of sales, cost of goods sold decreased from 57.3% to 56.0%, primarily resulting from decreases in labor and related benefits, partially offset by increases in materials expense. Manufacturing labor and related benefits decreased by approximately $550,000 for the three months ended June 30, 2007 compared to the three months ended June 30, 2006 primarily due to reductions in our staffing levels at certain laboratories. The cost of raw materials as a percentage of sales increased from 15.4% for the three months ended June 30, 2006 to 16.1% for the three months ended June 30, 2007. The average cost of precious metals used as components of many dental alloys, including gold and palladium, increased approximately 6.3% for gold and 6.0% for palladium, over average costs in the prior year. Although we are able to pass a portion of precious metal cost increases on to our customers, prolonged higher metal costs have had and likely will continue to have a negative impact on gross profit percentages.
     Overall, labor expense as a percentage of sales for the three months ended June 30, 2007 improved over the three months ended June 30, 2006. As a percentage of sales, production labor and related benefits declined from 34.1% in 2006 to 32.0% in 2007. Green’s labor costs of 28.7% of sales and Keller’s labor costs of 23.3% of sales in the second quarter of 2007 lowered the overall percentage while the portion attributable to NDX Laboratories declined slightly to 34.1% of sales for the three months ended June 30, 2007 from 34.9% for the three months ended June 30, 2006.
Selling, General and Administrative Expenses
     Operating expenses, which consist of selling, delivery and administrative expenses both at the laboratory and corporate level, increased by $2,739,000 or 22.9% in the three months ended June 30, 2007 compared to 2006. Operating expenses increased as a percentage of net sales from 31.3% in 2006 to 33.1% in 2007. As a percentage of sales, delivery expenses increased from 8.4% in the three months ended June 30, 2006 to 9.0% in 2007. Selling expenses increased from 4.5% of sales for the three months ended June 30, 2006 to 5.9% in 2007. Selling expenses in the second quarter of 2007 for the Keller segment were 13.2% of sales, or $810,000. Laboratory incentive compensation decreased from 3.3% of sales in the three months ended June 30, 2006 to 2.9% in the three months ended June 30, 2007.
     The increase of $2,739,000 in our operating expenses in the quarter ended June 30, 2007 was primarily attributable to the following increases:
•	Additional operating costs associated with recent acquisitions — $2,439,000;

•	Increases in salaries and benefits at the corporate level due to additional management staff — $341,000;

     Operating Income
     As a result of the above factors, our operating income increased by $530,000 to $4,875,000 for the three months ended June 30, 2007 from $4,345,000 in 2006. As a percentage of net sales, operating income declined from 11.4% in 2006 to 11.0% in 2007, primarily as a result of the decline in same laboratory sales.
  Interest Expense
     Interest expense increased $473,000 from $281,000 for the three months ended June 30, 2006 to $754,000 in 2007, primarily as a result of our increased bank borrowings to fund our acquisition of Keller and rising interest rates.
  Provision for Income Taxes
     The provision for income taxes decreased by $37,000 to $1,480,000 for the three months ended June 30, 2007 from $1,517,000 in 2006. The 39.5% effective tax rate for fiscal year 2006 decreased to 38.0% for fiscal year 2007, for the same reasons as previously discussed.
  Net Income
     As a result of all the factors discussed above, net income increased $97,000 to $2,417,000 or $.43 per share on a diluted basis for the three months ended June 30, 2007 from $2,320,000 or $.40 per share on a diluted basis in 2006.
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

	Three Months Ended June 30
	2006	2007	$ Change	% Change
Revenue:
NDX Laboratories	$33,239,321	$33,334,763	$95,442	0.3
Green Dental	4,913,316	5,089,939	176,623	3.6
Keller	—	6,120,446	6,120,446	—

Subtotal	38,152,637	44,545,148	6,392,511	16.8
Less: Inter-segment Revenues:	36,435	111,078	74,643	—

Net Sales	$38,116,202	$44,434,070	$6,317,868	16.6

Laboratory Operating Income:
NDX Laboratories	$5,388,293	$5,339,030	$(49,263)	(0.9)
Green Dental	1,208,410	1,147,490	(60,920)	(5.0)
Keller	—	931,524	931,524	—

Laboratory Operating Income	$6,596,703	$7,418,044	$821,341	12.5

	Six Months Ended June 30
	2006	2007	$ Change	% Change
Revenue:
NDX Laboratories	$65,330,384	$65,871,641	$541,257	0.8
Green Dental	9,635,520	10,218,427	582,907	6.1
Keller	—	11,836,206	11,836,206	—

Subtotal	74,965,904	87,926,274	12,960,370	17.3

	Six Months Ended June 30
	2006	2007	$ Change	% Change
Less: Inter-segment Revenues:	60,855	148,967	88,112	—

Net Sales	$74,905,049	$87,777,307	$12,872,258	17.2

Laboratory Operating Income:
NDX Laboratories	$10,692,348	$10,401,059	$(291,289)	(2.7)
Green Dental	2,433,498	2,578,324	144,826	6.0
Keller	—	1,869,765	1,869,765	—

Laboratory Operating Income	$13,125,846	$14,849,148	$1,723,302	13.1

NDX Laboratories
     For the six months ended June 30, 2007, sales growth in this segment of 0.7% consisted of a 2.4% reduction in internal growth and growth of 3.1% related to the October 2006 acquisition of Impact. The reduction in internal sales resulted primarily from the loss of certain customers as we consolidated certain laboratories and departments, with the goal of improving long-term profitability. Several laboratories in this segment also experienced lower unit volumes as they were impacted by increased competitive pressures in the form of low price competition. Additionally, this segment experienced generally flat unit growth at other locations.
     Gross profit as a percentage of sales decreased from 42.3% for the six months ended June 30, 2006 to 41.9% for the six months ended June 30, 2007. Cost of goods sold increased by $524,000. The increase was attributable to additional costs from acquisitions of $1,180,000, increases in the cost of materials of approximately $64,000, laboratory overhead increases of approximately $109,000 resulting from new facilities and higher energy costs, offset by decreases in manufacturing labor and benefits of approximately $829,000, primarily resulting from reductions in staffing levels and decreases in health insurance costs.
     Laboratory operating income as a percentage of sales for NDX Laboratories decreased from 16.4% for the six months ended June 30, 2006 to 15.8% for the six months ended June 30, 2007 primarily as a result of the above factors.
Green Dental
     For the six months ended June 30, 2007, sales growth in this segment was 3.6%, all of which was internal sales growth. As a percentage of sales, gross profit increased from 47.8% for the six months ended June 30, 2006 to 48.3% for the six months ended June 30, 2007, primarily the result of manufacturing labor and benefit decreases. Laboratory operating income as a percentage of sales for Green was consistent at 25.2% for the six months ended June 30, 2006 and June 30, 2007.
Keller
     This segment resulted from our acquisition of Keller Group, Inc. effective October 2, 2006, and therefore the sales are entirely attributable to acquisition growth. Keller operates with manufacturing efficiencies but also is pursuing growth with significant spending in product advertising, primarily in dental print publications and direct mail. As a result, we expect Keller to return lower net margins initially than our other operating segments but conversely expect it to obtain stronger sales growth prospectively.
     Gross profit as a percentage of sales for Keller was 51.2% in the second quarter of 2007 compared to 52.6% in the first quarter of 2007. Laboratory operating income as a percentage of sales was 15.2% in the second quarter of 2007 compared to 16.4% in the first quarter of 2007.

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
     At June 30, 2007, we had variable rate debt of $32,232,000. Based on this amount, the earnings and cash flows impact for the next year resulting from a one percentage point increase in interest rates would be approximately $200,000, net of tax, holding other variables constant.
Item 4. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures.
     We carried out an evaluation, with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of June 30, 2007. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2007, our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e), were effective to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission’s rules and forms and such information is accumulated and communicated to management, including the CEO and CFO, to allow timely decisions regarding required disclosure.
(b) Changes in Internal Controls.
     No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds:
We did not repurchase any of our equity securities during the fiscal quarter ended June 30, 2007 or engage in any transactions during such period reportable pursuant to Item 703 of Regulation S-K.
Item 3. Defaults upon Senior Securities:
     Not Applicable
Item 4. Submission of Matters to a Vote of Security Holders:
Our Special Meeting in Lieu of an Annual Meeting of Stockholders was held on May 15, 2007. At the meeting, the following matters were voted upon and approved:
(a)	Proposal to elect the following persons as directors.

	Number of Votes	Number of Votes Witheld
Name	Cast for Nominee	from Nominee
David L. Brown	4,555,385	110,756
Thomas E. Callahan	4,650,182	15,959
Jack R. Crosby	4,558,505	107,636
David V. Harkins	1,619,245	3,046,896
Norman F. Strate	4,649,207	16,934
James E. Mulvihill, D.M.D	4,651,074	15,067
(b)	Proposal to approve an amendment to our 1992 Employees’ Stock Purchase Plan.

Number of Votes Cast	Number of Votes Cast	Number of Votes
for Proposal	Against Proposal	Abstained
3,872,255	69,084	724,802
(c)	Proposal to ratify the selection of the independent registered public accounting firm of PricewaterhouseCoopers LLP as our auditors for the fiscal year ending December 31, 2007.

Number of Votes Cast	Number of Votes Cast	Number of Votes
for Proposal	Against Proposal	Abstained
4,654,803	9,405	1,933

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
NATIONAL DENTEX CORPORATION
Registrant

August 8, 2007	By:	/s/ DAVID L. BROWN
David L. Brown
President, CEO and Director (Principal Executive Officer)

August 8, 2007	By:	/s/WAYNE M. COLL
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