Form 10-Q
period 2007-09-30
NATIONAL DENTEX CORP /MA/
filed 2007-11-07
CIK 913616

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
OR

☑	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Yes ☐ No ☑
     As of November 1, 2007, 5,576,070 shares of the registrant’s Common Stock, par value $.01 per share, were outstanding.

NATIONAL DENTEX CORPORATION
FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2007

NATIONAL DENTEX CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	December 31,	September 30,
	2006	2007
CURRENT ASSETS:
Cash and cash equivalents	$648,265	$1,813,612
Accounts receivable:
Trade, less allowance of $290,000 in 2006 and $352,000 in 2007	17,022,130	16,219,665
Other	915,938	1,168,047
Inventories	7,212,975	7,465,412
Prepaid expenses	1,905,570	3,689,078
Property held for sale	—	259,000
Deferred tax asset	1,347,387	1,214,413

Total current assets	29,052,265	31,829,227

PROPERTY, PLANT AND EQUIPMENT:
Land and buildings	8,530,593	7,835,015
Leasehold and building improvements	13,428,314	14,617,946
Laboratory equipment	18,956,508	20,342,548
Furniture and fixtures	6,943,244	7,701,118

	47,858,659	50,496,627
Less — Accumulated depreciation and amortization	19,976,182	22,179,919

Net property, plant and equipment	27,882,477	28,316,708

OTHER ASSETS:
Goodwill	68,000,747	68,968,559
Trade names	9,032,102	9,088,886
Customer relationships, net	6,298,927	5,765,423
Non-competition agreements, net	2,225,431	1,824,254
Other assets	5,998,335	6,342,060

Total other assets	91,555,542	91,989,182

Total assets	$148,490,284	$152,135,117

CURRENT LIABILITIES:
Revolving line of credit	$1,343,228	$663,628
Current portion of long-term debt	5,768,670	5,065,553
Accounts payable	4,344,704	5,264,813
Accrued liabilities:
Payroll and employee benefits	6,778,395	8,135,804
Current portion of deferred acquisition costs	1,517,694	1,243,709
Other accrued expenses	3,067,581	2,922,968

Total current liabilities	22,820,272	23,296,475

LONG-TERM LIABILITIES:
Long-term obligations	29,688,696	25,895,862
Deferred compensation	4,863,163	5,245,583
Other accrued expenses	1,581,494	1,251,001
Deferred tax liability	6,743,027	6,473,573

Total long-term liabilities	42,876,380	38,866,019

COMMITMENTS AND CONTINGENCIES (Note 8)
STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value
Authorized — 500,000 shares
None issued and outstanding	—	—
Common stock, $.01 par value
Authorized — 8,000,000 shares
Issued and Outstanding — 5,509,412 shares at December 31, 2006 and 5,549,842 shares at September 30, 2007	55,094	55,498
Paid-in capital	17,296,170	17,960,294
Retained earnings	65,564,279	71,533,895
Accumulated other comprehensive income	(121,911)	422,936

Total stockholders’ equity	82,793,632	89,972,623

Total liabilities and stockholders’ equity	$148,490,284	$152,135,117

The accompanying notes are an integral part of these condensed consolidated financial statements.

NATIONAL DENTEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2006	2007	2006	2007
Net sales	$34,613,284	$41,203,693	$109,518,333	$128,981,000
Cost of goods sold	21,145,079	23,712,250	63,830,584	72,868,899

Gross profit	13,468,205	17,491,443	45,687,749	56,112,101
Selling, general and administrative expenses	11,542,245	14,455,400	35,456,377	43,681,492

Operating income	1,925,960	3,036,043	10,231,372	12,430,609
Other expense	157,808	218,793	595,623	616,441
Interest expense	278,759	690,349	848,401	2,171,756

Income before provision for income taxes	1,489,393	2,126,901	8,787,348	9,642,412
Provision for income taxes	564,440	818,402	3,392,982	3,672,794

Net income	$924,953	$1,308,499	$5,394,366	$5,969,618

Net income per share — basic	$.17	$.24	$.98	$1.08

Net income per share — diluted	$.16	$.23	$.94	$1.05

Weighted average shares outstanding — basic	5,508,966	5,537,916	5,476,887	5,530,453

Weighted average shares outstanding — diluted	5,754,629	5,690,857	5,751,980	5,660,344

The accompanying notes are an integral part of these condensed consolidated financial statements.

NATIONAL DENTEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	September 30,	September 30,
	2006	2007
Cash flows from operating activities:
Net income	$5,394,366	$5,969,618
Adjustments to reconcile net income to net cash provided by operating activities, net of effects of acquisitions:
Depreciation and amortization	3,363,010	3,926,638
(Gain) Loss on disposal of property, plant and equipment	(285,926)	87,034
Benefit for deferred income taxes	(302,517)	(84,802)
Provision for bad debts	22,819	136,801
Losses on write-down of inventories	130,613	68,667
Stock based compensation expense	154,881	228,558
Other non-cash items	—	457,152
Changes in operating assets and liabilities, net of effects of acquisitions:
Decrease in accounts receivable	66,109	481,485
Increase in inventories	(438,793)	(298,266)
Increase in prepaid expenses	(25,310)	(1,754,887)
Decrease (increase) in other assets	41,837	(26,573)
Increase in accounts payable and accrued liabilities	478,056	1,156,989

Net cash provided by operating activities	8,599,145	10,348,414

Cash flows from investing activities:
Payment of deferred purchase price	(1,917,660)	(1,896,663)
Premiums paid for life insurance policies	(494,811)	(334,953)
Additions to property, plant and equipment	(2,997,659)	(4,341,173)
Sales of property, plant, and equipment	919,694	187,576

Net cash used in investing activities	(4,490,436)	(6,385,213)

Cash flows from financing activities:
Borrowings of revolving line of credit	—	42,740,110
Repayments of revolving line of credit	—	(41,521,061)
Repayments of long-term debt	(1,903,618)	(4,507,787)
Proceeds from issuance of common stock	1,362,048	435,970

Net cash used in financing activities	(541,570)	(2,852,768)

Effect of exchange rate changes on cash	—	54,914

Net increase in cash and cash equivalents	3,567,139	1,165,347
Cash and cash equivalents at beginning of period	401,251	648,265

Cash and cash equivalents at end of period	$3,968,390	$1,813,612

The accompanying notes are an integral part of these condensed consolidated financial statements.

NATIONAL DENTEX CORPORATION
Notes to Condensed Consolidated Financial Statements
September 30, 2007
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
     In connection with certain acquisition agreements, the Company has incurred contractual obligations associated with deferred purchase price payments, which are not contingent on any future actions or performance measures. These deferred payments are recorded as a liability upon consummation of the acquisition and are included in the acquisition purchase price. Also, certain acquisition agreements contain provisions which require additional purchase price payments contingent upon specified events, which generally are based on earnings targets. These contingent payments are recorded as an increase to goodwill upon the resolution of the contingency.
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
     As a result of the acquisition of Impact, the Company now has exposure to the effects of exchange rate changes. There have been no acquisitions of dental operations in 2007.
     The following pro forma operating results of the Company assume these acquisitions had been made as of January 1, 2006. Such information includes adjustments to reflect additional depreciation, amortization and interest expense and is not necessarily indicative of what the results of operations would actually have been, or the results of operations to be expected in future periods.

Notes to Condensed Consolidated Financial Statements (Continued)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2006	2007	2006	2007
			(unaudited)
Net sales	$40,583,000	$41,204,000	$127,428,000	$128,981,000
Net income	1,102,000	1,308,000	5,925,000	5,970,000
Net income per share:
Basic	$.20	$.24	$1.08	$1.08
Diluted	$.19	$.23	$1.03	$1.05
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
     The changes in the carrying amount of goodwill for the nine months ended September 30, 2007 are as follows:

Nine Months Ended
September 30, 2007
Beginning of year	$68,001,000
Adjustments related to contingent consideration	667,000
Adjustments related to the finalization of preliminary purchase estimates	(31,000)
Effects of exchange rate changes	332,000

Goodwill— End of period	$68,969,000

     The Company’s contingent laboratory purchase price liabilities as defined in the purchase agreements are tied to earnings performance, generally over a three year period, and are approximately $300,000 at September 30, 2007. As the contingencies are resolved, any contingent laboratory purchase price payments will be recorded as goodwill.
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
Trade Names
     Trade names as acquired are valued using a quantification of the income generated based on the recognition afforded by the trade name in the marketplace, using the relief-from-royalty valuation approach. Company practice is to use existing and acquired trade names in perpetuity, and consequently they have been treated as indefinite-lived intangibles. While these assets are not subject to amortization, they are tested for impairment at least annually in accordance with SFAS No. 142. The Company uses the relief-from-royalty valuation approach at each fiscal year end to determine the value of the asset. Trade name impairment charges generally result from a decline in forecasted revenue at specific laboratories in comparison to revenue forecasts used, if any, in previous valuation calculations. No trade name impairment charges were recorded for the nine month periods ended September 30, 2007 or 2006.

As of September 30, 2007
Beginning of year	$9,032,000
Effects of exchange rate changes	57,000

Trade Names — End of period	$9,089,000

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

As of September 30, 2007
Beginning of year, Gross	$7,945,000
Effects of exchange rate changes	45,000

Customer Relationships, Gross	7,990,000
Less: Accumulated amortization	(2,225,000)

Customer Relationships, Net — End of period	$5,765,000

     Amortization expense associated with customer relationships totaled approximately $579,000 for the nine months ended September 30, 2007 and is recorded in selling, general and administrative expenses. Future amortization expense of the current customer relationship balance will be approximately:

For the remainder of fiscal 2007	$193,000
2008	771,000
2009	770,000
2010	771,000
2011	770,000
2012	701,000
Thereafter	1,789,000

$5,765,000

Non-competition Agreements
     The Company has incurred deferred purchase costs relating to non-compete agreements with certain individuals, ranging over periods of 2 to 15 years. The amounts assigned to non-competition agreements are amortized on a straight-line basis over the estimated economic lives of the agreements.

As of
September 30, 2007
Beginning of year, Gross	$10,546,000
Effects of exchange rate changes	7,000

Non-competition agreements, Gross	10,553,000
Less: Accumulated amortization	(8,729,000)

Non-competition agreements, net	$1,824,000

     Amortization expense associated with non-competition agreements totaled approximately $408,000 for the nine months ended September 30, 2007 and is recorded in selling, general and administrative expenses.
     Future amortization expense of non-competition agreements will be approximately:

For the remainder of fiscal 2007	$80,000
2008	296,000
2009	274,000
2010	266,000
2011	225,000
2012	170,000
Thereafter	513,000

$1,824,000

Notes to Condensed Consolidated Financial Statements (Continued)
(4) Earnings per Share
     In accordance with the disclosure requirements of SFAS No. 128, “Earnings per Share,” basic earnings per share is computed by dividing net income by the weighted average number of shares outstanding and diluted earnings per share reflects the dilutive effect of stock options, restricted stock units and the Company’s Employee Stock Purchase Plan. The weighted average number of shares outstanding, the dilutive effects of outstanding stock options, and the shares under option plans that were anti-dilutive for the three and nine months ended September 30, 2007 and 2006 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2007	2006	2007
Weighted average number of shares used in basic earnings per share calculation	5,508,966	5,537,916	5,476,887	5,530,453
Incremental shares under option plans	245,663	152,941	275,093	129,891

Weighed average number of shares used in diluted earnings per share calculation	5,754,629	5,690,857	5,751,980	5,660,344

Shares under option plans excluded in computation of diluted earnings per share due to anti-dilutive effects	None	16,745	None	18,775

(5) Inventories
     Inventories consist of the following:

	December 31, 2006	September 30, 2007
Raw Materials	$5,853,793	$5,842,047
Work in Process	1,112,467	1,416,924
Finished Goods	246,715	206,441

	$7,212,975	$7,465,412

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
 (6) Comprehensive Income
     SFAS No. 130, “Reporting Comprehensive Income,” requires disclosure of all components of comprehensive income on an annual and interim basis. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The Company’s total comprehensive income was as follows for the periods presented:

	Three Months Ended	Nine Months Ended
	September 30, 2007	September 30, 2007
Net income	$1,308,499	$5,969,618
Foreign currency translation adjustments	245,863	544,847

Total comprehensive income	$1,554,362	$6,514,465

     Accumulated other comprehensive income at September 30, 2007 of $422,936 as presented in the equity section of the consolidated balance sheet is entirely attributable to accumulated foreign currency translation adjustments.
(7) Lines of Credit and Term Loan Facility
     On August 9, 2005, the Company entered into an amended and restated financing agreement (the “Amended Agreement”) with Bank of America, N.A. (the “Bank”). The Amended Agreement included a revolving line of credit of $5,000,000, a revolving acquisition line of credit of $20,000,000 and a term loan facility of $20,000,000. The interest rate on both revolving lines of credit and the term loan was the prime rate or, at the Company’s option, LIBOR, a cost of funds rate or the Bank’s fixed rate plus a range of 1.25% to 2.25%, depending on the ratio of consolidated funded debt to consolidated “EBITDA”, as defined in the Amended Agreement. The Amended

Notes to Condensed Consolidated Financial Statements (Continued)
Agreement required monthly payments of principal, based on a seven year amortization schedule, with a final payment due on the fifth anniversary of the Amended Agreement. The Amended Agreement required compliance with certain covenants, including the maintenance of specified net worth, income and other financial ratios.
     In October 2006 the Company borrowed against its acquisition line of credit to finance the acquisition of Keller Group, Incorporated (“Keller”). In order to refinance the borrowings incurred for the Keller acquisition, the Company and the Bank executed a Second Amended and Restated Loan Agreement as of November 7, 2006 (the “Second Agreement”) comprised of uncollateralized senior credit facilities totaling $60,000,000. The Second Agreement amended and restated the Amended Agreement (a) to increase the term loan facility to an aggregate principal amount of $35,000,000 and used the proceeds of the increase in the term loan to repay the outstanding principal balance under the acquisition line of credit and (b) to adjust the allocation of availability under the lines of credit by increasing the revolving line of credit to $10,000,000 ($5,000,000 of which may be used for future acquisitions) and decreasing the acquisition line of credit from $20,000,000 to $15,000,000. The interest rate on both lines of credit and the term loan is now the prime rate or, at the Company’s option, LIBOR, a cost of funds rate or the Bank’s fixed rate, plus, in each case, a range of 1.25% to 3.00%, depending on the ratio of consolidated total funded debt to consolidated “EBITDA”, as each is defined in the Second Agreement. The term loan facility portion of the Second Agreement requires monthly interest payments and monthly payments of principal, based on a seven year amortization schedule, with a final payment due on the fifth anniversary of the Second Agreement. The acquisition line of credit and the first line of credit mature on the third anniversary of the Second Agreement. The Second Agreement requires compliance with certain covenants, including the maintenance of specified net worth, income and other financial ratios. The Second Agreement was amended effective June 30, 2007 to revise certain financial targets within these covenants.
     As of September 30, 2007, $9,337,000 was available under the revolving line of credit and $15,000,000 was available under the acquisition line of credit.

	December 31,	September 30,
	2006	2007
Total long-term debt	$35,458,000	$30,962,000
Less: Current maturities	5,769,000	5,066,000

Long-term debt, less current portion	$29,689,000	$25,896,000

     The table below reflects the contractual repayment terms associated with the Second Agreement at September 30, 2007. The interest rate associated with the Company’s borrowings as of September 30, 2007 was 8.5%.

Principal Due
For the remainder of fiscal 2007	$1,267,000
Fiscal 2008	5,063,000
Fiscal 2009	5,045,000
Fiscal 2010	5,004,000
Fiscal 2011	14,583,000

Total	$30,962,000

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

Notes to Condensed Consolidated Financial Statements (Continued)
     The following table sets forth information about the Company’s operating segments for the three and nine months ended September 30, 2007 and 2006:

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2006	2007	2006	2007
Revenue:
NDX Laboratories	$30,043,942	$30,641,725	$95,374,326	$96,513,366
Green Dental Laboratory	4,599,070	4,813,984	14,234,590	15,032,411
Keller Group	—	5,848,990	—	17,685,196

Subtotal	34,643,012	41,304,699	109,608,916	129,230,973
Inter-segment Revenues:
Green Dental Laboratory	29,728	51,042	90,583	158,188
Keller Group	—	49,964	—	91,785

Net Sales	$34,613,284	$41,203,693	$109,518,333	$128,981,000

Laboratory Operating Income:
NDX Laboratories	$3,253,305	$4,065,118	$13,945,653	$14,466,177
Green Dental Laboratory	1,182,232	1,122,961	3,615,730	3,701,285
Keller Group	—	707,226	—	2,576,991

	$4,435,537	$5,895,305	$17,561,383	$20,744,453

Total Assets:
NDX Laboratories	$83,608,850	$87,804,241	$83,608,850	$87,804,241
Green Dental Laboratory	26,878,222	26,683,251	26,878,222	26,683,251
Keller Group	—	25,702,305	—	25,702,305
Corporate	11,499,446	11,945,320	11,499,446	11,945,320

	$121,986,518	$152,135,117	$121,986,518	$152,135,117

Capital Expenditures:
NDX Laboratories	$1,613,379	$1,268,734	$2,836,697	$2,436,178
Green Dental Laboratory	253,200	74,790	298,639	404,485
Keller Group	—	44,963	—	637,195
Corporate	73,022	224,115	285,009	425,074

	$1,939,601	$1,612,602	$3,420,345	$3,902,932

Depreciation & Amortization on Property, Plant & Equipment:
NDX Laboratories	$513,055	$717,603	$1,567,662	$1,849,495
Green Dental Laboratory	64,179	88,592	193,614	240,225
Keller Group	—	163,184	—	331,358
Corporate	141,866	170,523	433,111	500,789

	$719,100	$1,139,902	$2,194,387	$2,921,867

Reconciliation of Laboratory Operating Income with reported Consolidated Operating Income:

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2006	2007	2006	2007
Laboratory Operating Income	$4,435,537	$5,895,305	$17,561,383	$20,744,453
Less:
Corporate Selling, General and Administrative Expenses	2,294,136	2,791,261	6,757,010	7,925,651
Amortization Expense — Intangible Assets	373,249	286,794	1,168,624	1,004,634
Add:
Other Expense	157,808	218,793	595,623	616,441

Consolidated Operating Income	$1,925,960	$3,036,043	$10,231,372	$12,430,609

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
     At December 31, 2006 the Company had recorded $347,000 of contingent taxes payable, which included interest and penalties of $51,000. This liability was recorded as a component of other accrued expenses in the Consolidated Balance Sheet. This liability related to ongoing tax filing positions taken by the Company in its previously filed US Federal and State tax returns. As of September 30, 2007, the tax years that remain subject to examination by the Internal Revenue Service and other state tax jurisdictions are 2002 to 2006. In connection with the adoption of FIN 48, the Company determined this $347,000 liability met the FIN 48 recognition provisions and no material adjustments were required upon adoption. Interest and penalties, as appropriate, continue to be recorded as a component of the Company’s tax liability and tax provision. As of September 30, 2007 the Company does not believe it is reasonably possible that there will be a material adjustment to this liability within the next twelve months.
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

     During fiscal 2006, our internal sales growth, meaning growth at laboratories held for longer than one year, was 2.8%, including the effect of increased prices due to underlying increases in the prices of precious metals. We believe that the low cost segment for United States-based dental laboratories has begun to shrink as competition from offshore laboratories, primarily those located in China, makes inroads into the domestic marketplace. While our business has not focused on this low cost segment of the market, we have experienced price pressure from laboratories in our marketplaces that has restrained our ability to increase prices. During the first nine months of 2007, these increasing competitive pressures in the form of low price competition were partially responsible for declines in revenues or revenue growth in several marketplaces. In addition, we face growing competition from technology-based solutions that allow dentists to fabricate their own restorations without the use of a dental laboratory. Both of these trends have impacted industry growth, and have been inhibiting our results of operations. Technology based dental laboratory CAD-CAM manufacturing solutions have required additional investments in capital equipment.
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
     We have also continued to pursue our acquisition strategy, which has played an important role in helping us increase sales over the past five years from $95,185,000 in 2002 to $150,107,000 in 2006. We recognize acquired customer relationships and trade names as intangible assets which require the recognition of amortization expense (for the customer relationships) and impairment testing (for the customer relationships, trade names and goodwill). In March 2005 we completed what was then our largest acquisition to date, Green Dental Laboratories, Inc. (“Green”). Green is treated as a separate reportable segment for financial reporting purposes and retains a separate company identity as a wholly owned subsidiary. In October 2006, we completed our largest acquisition to date, that of Keller Group, Incorporated (“Keller”) of St. Louis, Missouri. Keller is also treated as a separate reportable segment for financial reporting purposes. Keller differs from National Dentex in its approach to marketing and to the marketplace. In recent years Keller has broadened its focus from local markets in the Midwest to the national marketplace. In order to sustain this strategy, Keller invests significantly in product advertising, primarily in dental print publications, and in direct mail. As a result, we expect Keller to return lower net margins initially than our other operating segments and conversely expect it to obtain stronger sales growth prospectively. In January 2007, we announced a realignment of our corporate organization that reflects our recent acquisitions and is designed to help us better execute our operational strategy.
     In order to finance the purchase of Green and Keller, we borrowed approximately $39,200,000 in long-term debt. Future acquisitions may also be financed using available debt financing. As a result of our acquisitions of Green and Keller we are more highly leveraged than we were previously. Our interest expense has therefore become a more significant component of our pre-tax earnings. Interest expense in the first nine months of 2007 was $2,172,000 compared to $848,000 in the first nine months of 2006. Interest expense for 2006 was $1,523,000 compared to $665,000 in 2005 and $42,000 in 2004.
     For the nine month period ended September 30, 2007, sales increased $19,463,000 to $128,981,000, and net income increased $575,000. The acquisitions completed in the fourth quarter of 2006, Keller and Impact, were primarily responsible for this sales growth. In the NDX Laboratories operating segment, consisting of our laboratories other than Keller and Green, the consolidation of certain laboratories and departments, with the goal of improving segment profitability, led to the loss of certain customers and contributed to the decline in same laboratory sales. Same laboratory sales declined $305,000 in the quarter ended September 30, 2007 and $1,293,000 in the nine months ended September 30, 2007.
     For the nine month period ended September 30, 2007, gross profit increased by $954,000 within the NDX Laboratories operating segment, with $1,024,000 of improvement in the third quarter reversing a slight decline in the previous six months. Green’s gross profit increased by $409,000 over the prior year and Keller contributed $9,061,000 of acquired gross profit. Overall results benefited from staffing adjustments which lowered labor costs and related health insurance expense, as well as from increasing returns in laboratory technology investments. Same laboratory labor and benefits expenses declined $1,121,000 for the quarter and $2,115,000 for the nine month period.
Liquidity and Capital Resources
     On August 9, 2005 we entered into an amended and restated financing agreement (the “Amended Agreement”) with Bank of America, N.A. (the “Bank”). The Amended Agreement included a revolving line of credit of $5,000,000, a revolving acquisition line of credit of $20,000,000 and a term loan facility of $20,000,000. The interest rate on both revolving lines of credit and the term loan was the prime rate or, at our option, LIBOR, a cost of funds rate, or the Bank’s fixed rate plus a range of 1.25% to 2.25% depending on the ratio of consolidated funded debt to consolidated “EBITDA”, as defined in the Amended Agreement. The Amended Agreement required monthly payments of principal on the term loan, based on a seven year amortization schedule, with a final payment due on the fifth anniversary of the Amended Agreement. The Amended Agreement required compliance with certain covenants, including the maintenance of specified net worth, income and other financial ratios.
     In October 2006 we borrowed against our acquisition line of credit to finance our acquisition of Keller. In order to refinance the borrowings incurred for the Keller acquisition, we and the Bank executed a Second Amended and Restated Loan Agreement as of November 7, 2006 (the “Second Agreement”) comprising uncollateralized senior credit facilities totaling $60,000,000. The Second Agreement amended and restated the Amended Agreement (a) to increase the term loan facility to an aggregate principal amount of $35,000,000 and used the proceeds of the increase in the term loan to repay the portion of the outstanding principal balance under the acquisition line of credit and (b) to adjust the allocation of availability under the lines of credit by increasing the revolving line of credit to $10,000,000 ($5,000,000 of which may be used for future acquisitions) and decreasing the acquisition line of credit from $20,000,000 to $15,000,000. The interest rate on both lines of credit and the term loan is now the prime rate or, at our option, LIBOR, a cost of funds rate or the Bank’s fixed rate, plus, in each case, a range of 1.25% to 3.00%, depending on the ratio of consolidated total funded debt to consolidated “EBITDA”, as each is defined in the Second Agreement. The term loan facility portion of the Second Agreement requires monthly interest payments and monthly payments of principal, based on a seven year amortization schedule, with a final payment due on the fifth anniversary of the Second Agreement. The acquisition line of credit and the first line of credit mature on the third anniversary of the Second Agreement. The Second Agreement requires compliance with certain covenants, including the maintenance of specified net worth, income and other financial ratios. The Second Agreement was amended effective June 30, 2007 to revise certain financial targets within these covenants.
     As of September 30, 2007, $9,337,000 was available under the revolving line of credit and $15,000,000 was available under the acquisition line of credit.

	December 31,	September 30,
	2006	2007
Total long-term debt	$35,458,000	$30,962,000
Less: Current maturities	5,769,000	5,066,000

Long-term debt, less current portion	$29,689,000	$25,896,000

     The table below reflects the contractual repayment terms associated with the Second Agreement at September 30, 2007. The interest rate associated with our borrowings as of September 30, 2007 was 8.5%.

Principal Due
For the remainder of fiscal 2007	$1,267,000
Fiscal 2008	5,063,000
Fiscal 2009	5,045,000

Principal Due
Fiscal 2010	5,004,000
Fiscal 2011	14,583,000

Total	$30,962,000

     Operating activities provided $10,348,000 in cash flow for the nine months ended September 30, 2007 compared to $8,599,000 during the nine months ended September 30, 2006, an increase of $1,749,000. Our working capital increased $2,301,000 from $6,232,000 at December 31, 2006 to $8,533,000 at September 30, 2007. Prepaid expenses increased $1,784,000, including income and property taxes of $906,000 and general and health insurance of $658,000, primarily due to timing differences in our payments. Current liabilities attributed to bank debt, net of cash balances, declined $700,000 during the nine months ended September 30, 2007 as a result of the payment of acquired bank debt related to the acquisition of Keller. Long-term bank debt, less the current portion, declined $4,496,000 to $25,896,000 at September 30, 2007 from $29,689,000 at December 31, 2006 as a result of scheduled term loan repayments. We believe that cash flow from operations and available financing will be sufficient to meet contemplated operating and capital requirements such as those discussed below, for the foreseeable future.
Commitments and Contingencies
     The following table represents a list of our contractual obligations and commitments as of September 30, 2007:

	Payments Due By Period
		Less Than			Greater Than
	Total	1 Year	1 - 3 Years	4 - 5 Years	5 Years
Term Loan Facility	$30,833,000	$5,000,000	$10,000,000	$15,833,000	$—
Interest Expense	7,204,000	2,430,000	3,563,000	1,211,000
Capital Leases	129,000	66,000	63,000
Operating Leases:
Real Estate	21,843,000	3,506,000	6,254,000	5,117,000	6,966,000
Vehicles	856,000	657,000	199,000
Equipment	249,000	110,000	109,000	30,000
Construction Contracts	1,522,000	1,522,000
Laboratory Purchase Obligations	1,844,000	1,244,000	600,000
Contingent Laboratory Purchase
Price	300,000	300,000	—	—	—

TOTAL	$64,780,000	$14,835,000	$20,788,000	$22,191,000	$6,966,000

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
     Laboratory purchase obligations totaling $1,844,000, classified as deferred acquisition costs, are presented in the liability section of the balance sheet. These obligations, including deferred obligations associated with non-competition agreements, represent purchase price commitments arising from dental laboratory acquisitions, irrespective of the acquired laboratory’s earnings performance. Contingent laboratory purchase price includes amounts subject to acquisition agreements that are tied to laboratory earnings performance, as defined within the acquisition agreements, generally over a three year period. As payments become determinable, they are recorded in our purchase price allocation. The amount included in the table represents the maximum contractual amount that could be paid under the agreements.

Results of Operations
     We report results within three operating segments, NDX Laboratories, Green Dental and Keller. The following table sets forth for the periods indicated the percentage of net sales represented by certain items in our condensed consolidated financial statements:

	Three Months Ended		Nine Months Ended
	Sept 30		Sept 30
	2006	2007	2006	2007
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	61.1	57.5	58.3	56.5

Gross profit	38.9	42.5	41.7	43.5
Selling, general and administrative expenses	33.3	35.1	32.4	33.9

Operating income	5.6	7.4	9.3	9.6
Other expense	0.5	0.5	0.5	0.5
Interest expense	0.8	1.7	0.8	1.6

Income before provision for income taxes	4.3	5.2	8.0	7.5
Provision for income taxes	1.6	2.0	3.1	2.9

Net income	2.7%	3.2%	4.9%	4.6%

    Nine Months Ended September 30, 2007 Compared with Nine Months Ended September 30, 2006
   Net Sales
     For the nine months ended September 30, 2007, net sales increased $19,463,000 or 17.8% over the prior year. Net sales increased by approximately $20,756,000 as a result of acquisitions, measured by business at dental laboratories owned less than one year. Net sales decreased approximately $1,293,000 at dental laboratories owned for both the nine months ended September 30, 2007 and the nine months ended September 30, 2006, primarily as a result of sales declines in the NDX Laboratories operating segment. Competitive pressures from offshore laboratories that can produce crowns at fees lower than crowns manufactured in the United States continue to limit our ability to raise our prices during a time when we have experienced relatively higher costs for precious metals used in manufacturing. In addition, these competitive pressures are partially responsible for declines in revenues or revenue growth in several marketplaces.
    Cost of Goods Sold
     Our cost of goods sold increased by $9,038,000 or 14.2% in the nine months ended September 30, 2007 over the nine months ended September 30, 2006. As a percentage of sales, cost of goods sold decreased from 58.3% to 56.5%, primarily resulting from decreases in labor and related benefits, partially offset by increases in materials expense. Excluding acquisitions, production labor and related benefits decreased by approximately $1,640,000 for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006 primarily due to reductions in our staffing levels at certain laboratories. The cost of raw materials as a percentage of sales increased from 15.1% for the nine months ended September 30, 2006 to 15.7% for the nine months ended September 30, 2007. The average cost of precious metals used as components of many dental alloys, including gold and palladium, increased approximately 10.8% for gold and 10.2% for palladium over average costs in the prior year. Although we are able to pass a portion of precious metal cost increases on to our customers, prolonged higher metal costs have had and likely will continue to have a negative impact on gross profit percentages.
     Overall, labor expense as a percentage of sales for the nine months ended September 30, 2007 improved over the nine months ended September 30, 2006. As a percentage of sales, production labor and related benefits declined from 35.2% in 2006 to 32.5% in 2007. Green’s labor costs of 28.4% of sales and Keller’s labor costs of 22.7% of sales in the first nine months of 2007 lowered the overall percentage while the portion attributable to NDX Laboratories decreased to 34.9% of sales for the nine months ended September 30, 2007 from 36.1% for the nine months ended September 30, 2006.

    Selling, General and Administrative Expenses
     Operating expenses, which consist of selling, delivery and administrative expenses both at the laboratory and corporate level, increased by $8,225,000 or 23.2% in the nine months ended September 30, 2007 compared to 2006. Operating expenses increased as a percentage of net sales from 32.4% in 2006 to 33.9% in 2007. As a percentage of sales, delivery expenses increased from 8.8% in the nine months ended September 30, 2006 to 9.0% in 2007. Selling expenses increased from 4.6% of sales for the nine months ended September 30, 2006 to 6.0% in 2007. Selling expenses in the first nine months of 2007 for the Keller segment were 14.0% of sales, or $2,468,000. Laboratory incentive compensation decreased from 2.8% of sales in 2006 to 2.6% in 2007, while the amount increased by $259,000, primarily attributable to Keller, from $3,052,000 for the nine months ended September 30, 2006 to $3,312,000 in 2007. Executive incentive compensation expense increased by $463,000 to $564,000 for the nine months ended September 30, 2007 over the nine months ended September 30, 2006, as a result of higher net income.
     The increase of $8,225,000 in our operating expenses in 2007 was primarily attributable to the following increases:
•	Additional operating costs associated with recent acquisitions — $7,078,000;

•	Increases in salaries and benefits at the corporate level due to additional management staff, net of related reductions in consulting expense — $605,000;

•	Increases in executive incentive compensation — $463,000;

•	Increases in selling expenses, including promotional materials and customer loyalty programs — $153,000; and

•	Absence of gains on the sale of fixed assets in 2007, compared with the gain recorded in 2006 resulting from the sale of our former laboratory facility in Houston, Texas — $407,000;
     partially offset by:
•	Increases in the cash surrender value of life insurance policies, net of increases in related deferred compensation expenses — $186,000; and

•	Decreases in health insurance expense — $106,000;
Operating Income
     As a result of the above factors, our operating income increased by $2,199,000 to $12,431,000 for the nine months ended September 30, 2007 from $10,231,000 in 2006. As a percentage of net sales, operating income increased from 9.3% in 2006 to 9.6% in 2007, primarily as a result of improvements in gross margin as a result of reductions in staffing levels.
    Interest Expense
     Interest expense increased $1,323,000 from $848,000 for the nine months ended September 30, 2006 to $2,172,000 for the same period in 2007, primarily as a result of our increased bank borrowings to fund our acquisition of Keller and rising interest rates.
    Provision for Income Taxes
     The provision for income taxes increased by $280,000 to $3,673,000 for the nine months ended September 30, 2007 from $3,393,000 in 2006. The 38.1% effective tax rate estimated for fiscal year 2007 declined from the 38.6% effective tax rate for 2006. The decrease in the effective tax rate for 2007 was due in part to recognition of lower federal tax expense resulting from the domestic manufacturing tax credit provisions of the American Jobs Creation Act of 2004.
Net Income
     As a result of all the factors discussed above, net income increased $576,000 to $5,970,000 or $1.05 per share on a diluted basis for the nine months ended September 30, 2007 from $5,394,000 or $.94 per share on a diluted basis in 2006.
    Three Months Ended September 30, 2007 Compared with Three Months Ended September 30, 2006
   Net Sales
     For the three months ended September 30, 2007, net sales increased $6,590,000 or 19.0% over the three months ended September 30, 2006. Net sales increased by approximately $6,895,000 as a result of acquisitions, measured by business at dental laboratories owned less than one year. Net sales decreased approximately $305,000 at dental laboratories owned for both the three months ended September 30, 2007 and the three months ended September 30, 2006, primarily as a result of sales declines in the NDX Laboratories operating segment, for the same reasons as discussed above in connection with the nine month comparisons for 2007 and 2006.
    Cost of Goods Sold
     Our cost of goods sold increased by $2,567,000 or 12.1% in the three months ended September 30, 2007 over the three months ended September 30, 2006. As a percentage of sales, cost of goods sold decreased from 61.1% to 57.5%, primarily resulting from decreases in labor and related benefits, partially offset by increases in materials expense. Excluding acquisitions, production labor and related benefits decreased by approximately $923,000 for the three months ended September 30, 2007 compared to the three months ended September 30, 2006 primarily due to reductions in our staffing levels at certain laboratories. The cost of raw materials as a percentage of sales increased from 15.0% for the three months ended September 30, 2006 to 15.2% for the three months ended September 30, 2007. The average cost of precious metals used as components of many dental alloys, including gold and palladium, increased approximately 9.6% for gold and 7.6% for palladium, over average costs in the prior year. Although we are able to pass a portion of precious metal cost increases on to our customers, prolonged higher metal costs have had and likely will continue to have a negative impact on gross profit percentages.
     Overall, labor expense as a percentage of sales for the three months ended September 30, 2007 improved over the three months ended September 30, 2006. As a percentage of sales, production labor and related benefits declined from 37.4% in 2006 to 33.3% in 2007. Green’s labor costs of 28.8% of sales and Keller’s labor costs of 22.6% of sales in the third quarter of 2007 lowered the overall percentage while the portion attributable to NDX Laboratories decreased significantly to 36.0% of sales for the three months ended September 30, 2007 from 38.6% for the three months ended September 30, 2006.
    Selling, General and Administrative Expenses
     Operating expenses, which consist of selling, delivery and administrative expenses both at the laboratory and corporate level, increased by $2,913,000 or 25.2% in the three months ended September 30, 2007 compared to 2006. Operating expenses increased as a percentage of net sales from 33.3% in 2006 to 35.1% in 2007. As a percentage of sales, delivery expenses decreased from 9.4% in the three months ended September 30, 2006 to 9.3% in 2007. Selling expenses increased from 4.9% of sales for the three months ended September 30, 2006 to 5.9% in 2007. Selling expenses in the third quarter of 2007 for the Keller segment were 13.1% of sales, or $764,000. Laboratory incentive compensation increased from 2.0% of sales in the three months ended September 30, 2006 to 2.2% in the three months ended September 30, 2007. Executive incentive compensation expense increased by $291,000 in the three months ended September 30, 2007 compared to 2006 as a result of higher net income.
     The increase of $2,913,000 in our operating expenses in the quarter ended September 30, 2007 was primarily attributable to the following increases:
•	Additional operating costs associated with recent acquisitions — $2,347,000;

•	Increases in salaries and benefits at the corporate level due to additional management staff, net of related reductions in consulting expense— $246,000;

•	Increases in executive incentive compensation — $291,000;

•	Increases in depreciation charges related to corporate and laboratory computer equipment — $107,000;
     Operating Income
     As a result of the above factors, our operating income increased by $1,110,000 to $3,036,000 for the three months ended September 30, 2007 from $1,926,000 in 2006. As a percentage of net sales, operating income increased from 5.6% in 2006 to 7.4% in 2007, primarily as a result of improvements in gross margin as a result of reductions in staffing levels.
    Interest Expense
     Interest expense increased $412,000 from $279,000 for the three months ended September 30, 2006 to $690,000 in 2007, primarily as a result of our increased bank borrowings to fund our acquisition of Keller and rising interest rates.
    Provision for Income Taxes
     The provision for income taxes increased by $254,000 to $818,000 for the three months ended September 30, 2007 from $564,000 in 2006. The 37.9% effective tax rate for fiscal year 2006 increased to a 38.5% estimated effective tax rate for fiscal year 2007.
    Net Income
     As a result of all the factors discussed above, net income increased $384,000 to $1,308,000 or $.23 per share on a diluted basis for the three months ended September 30, 2007 from $925,000 or $.16 per share on a diluted basis in 2006.
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

	Three Months Ended September 30
	2006	2007	$ Change	% Change
Revenue:
NDX Laboratories	$30,043,942	$30,641,725	$597,783	2.0
Green Dental	4,599,070	4,813,984	214,914	4.7
Keller	—	5,848,990	5,848,990	—

Subtotal	34,643,012	41,304,699	6,661,687	19.2
Less: Inter-segment Revenues:	29,728	101,006	71,278	—

Net Sales	$34,613,284	$41,203,693	$6,590,409	19.0

Laboratory Operating Income:
NDX Laboratories	$3,253,305	$4,065,118	$811,813	24.9
Green Dental	1,182,232	1,122,961	(59,271)	(5.0)
Keller	—	707,226	707,226	—

Laboratory Operating Income	$4,435,537	$5,895,305	$1,459,768	32.9

	Nine Months Ended September 30
	2006	2007	$ Change	% Change
Revenue:
NDX Laboratories	$95,374,326	$96,513,366	$1,139,040	1.2
Green Dental	14,234,590	15,032,411	797,821	5.6
Keller	—	17,685,196	17,685,196	—

Subtotal	109,608,916	129,230,973	19,622,057	17.9
Less: Inter-segment Revenues:	90,583	249,973	159,390	—

Net Sales	$109,518,333	$128,981,000	$19,462,667	17.8

Laboratory Operating Income:
NDX Laboratories	$13,945,653	$14,466,177	$520,524	3.7
Green Dental	3,615,730	3,701,285	85,555	2.4
Keller	—	2,576,991	2,576,991	—

Laboratory Operating Income	$17,561,383	$20,744,453	$3,183,070	18.1

NDX Laboratories
     For the nine months ended September 30, 2007, sales growth in this segment of 1.2% consisted of a 2.0% reduction in same laboratory sales offset by 3.2% in sales growth attributable to the October 2006 acquisition of Impact. The reduction in internal sales resulted primarily from the loss of certain customers as we consolidated certain laboratories and departments, with the goal of improving long-term profitability. Several laboratories in this segment also experienced lower unit volumes as they were impacted by increased competitive pressures in the form of low price competition.
     Gross profit as a percentage of sales increased from 40.8% for the nine months ended September 30, 2006 to 41.4% for the nine months ended September 30, 2007. Cost of goods sold increased by $26,000. The increase was attributable to additional costs from acquisitions of $1,866,000, laboratory overhead increases of approximately $169,000 resulting from new facilities and higher energy costs, offset by decreases in the cost of materials of approximately $237,000 and decreases in manufacturing labor and benefits of approximately $1,772,000, primarily resulting from reductions in staffing levels and decreases in health insurance costs.
     Laboratory operating income as a percentage of sales for NDX Laboratories increased from 14.6% for the nine months ended September 30, 2006 to 15.0% for the nine months ended September 30, 2007 as a result of the factors discussed above.
Green Dental
     For the nine months ended September 30, 2007, sales growth in this segment was 5.6%, all of which was internal sales growth. As a percentage of sales, gross profit increased from 47.8% for the nine months ended September 30, 2006 to 48.0% for the nine months ended September 30, 2007, primarily the result of manufacturing labor and benefit decreases. Laboratory operating income as a percentage of sales for Green declined from 25.4% for the nine months ended September 30, 2006 and to 24.6% for the nine months ended September 30, 2007.
Keller
     This segment resulted from our acquisition of Keller Group, Inc. effective October 2, 2006, and therefore the sales are entirely attributable to acquisition growth. Keller operates with manufacturing efficiencies but also is pursuing growth with significant spending in product advertising, primarily in dental print publications and direct mail. As a result, while Keller returned lower net operating margins than our other operating segments, it has achieved higher sales growth.
     Gross profit as a percentage of sales for Keller was 49.9% in the third quarter of 2007 and 51.2% for the nine months ended September 30, 2007. Laboratory operating income as a percentage of sales was 12.1% in the third quarter of 2007 and 14.6% for the nine months ended September 30, 2007.

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
     At September 30, 2007, we had variable rate debt of $31,625,000. Based on this amount, the earnings and cash flows impact for the next year resulting from a one percentage point increase in interest rates would be approximately $196,000, net of tax, holding other variables constant.
Item 4. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures.
     We carried out an evaluation, with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of September 30, 2007. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2007, our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e), were effective to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission is accumulated and communicated to management, including the CEO and CFO, to allow timely decisions regarding required disclosure.
(b) Changes in Internal Controls.
     No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds:
We did not repurchase any of our equity securities during the fiscal quarter ended September 30, 2007 or engage in any transactions during such period reportable pursuant to Item 703 of Regulation S-K.
Item 3. Defaults upon Senior Securities:
     Not Applicable
Item 4. Submission of Matters to a Vote of Security Holders:
     Not Applicable
Item 5. Other Information:
     Not Applicable
Item 6. Exhibits:
          The exhibits listed in the Exhibit Index immediately preceding the exhibits are filed as part of this Quarterly Report on Form 10-Q.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL DENTEX CORPORATION Registrant
November 7, 2007	By:	/s/ DAVID L. BROWN
David L. Brown
President, CEO and Director (Principal Executive Officer)

November 7, 2007	By:	/s/WAYNE M. COLL
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