Form 10-K
period 2007-12-31
NATIONAL DENTEX CORP /MA/
filed 2008-03-12
CIK 913616

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 000-23092
NATIONAL DENTEX CORPORATION
(Exact name of registrant as specified in its charter)

MASSACHUSETTS	04-2762050
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2 Vision Drive,	01760
Natick, MA	(Zip Code)
(Address of Principal Executive Offices)

(508) 907-7800
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.  Yes ☐     No ☑

As of June 30, 2007, the aggregate market value of the 5,409,299 outstanding shares of voting stock held by non-affiliates of the registrant was $101,532,542, based upon the closing price of the Common Stock on the NASDAQ Global Market on such date.

As of March 5, 2008, 5,584,021 shares of the registrant’s Common Stock, par value $.01 per share, were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the annual stockholders’ meeting scheduled to be held on May 13, 2008 which we plan to file with the SEC no later than 120 days after the end of our fiscal year ended December 31, 2007, are incorporated by reference into Part III.

PART I

Item 1.	Business

General

We were founded in 1982 as H&M Laboratories Services, Inc., a Massachusetts corporation, which acquired six full-service dental laboratories and related branch laboratories from Healthco, Inc. In 1983, we changed our name to National Dentex Corporation and acquired 20 additional full-service dental laboratories and related branch laboratories from Lifemark Corporation. Our acquisition strategy is to consolidate our position within the dental laboratory industry and use our financial and operational synergies to create a competitive advantage. Over the last five years we have acquired the following stand-alone laboratory facilities: in 2003, Salem Dental, Top Quality Partials, Midtown Dental and Thoele Dental; in 2004, D.H. Baker Dental; in 2005, Wornson-Polzin Dental Laboratory and Green Dental Laboratories; and in 2006, Impact Dental and the Keller Group. Impact, located in the Canadian province of Ontario, was our first acquisition outside of the United States. Over the past five years, we also acquired various smaller laboratories that we have consolidated into our existing operations.

We currently own and operate 48 dental laboratories, consisting of 41 full-service dental laboratories and 7 branch laboratories located in 31 states throughout the United States and in one province of Canada. Our dental laboratories custom design and fabricate dentures, crowns and fixed bridges, and other dental prosthetic appliances. Each dental laboratory operates under its own business name. Our principal executive offices are located at 2 Vision Drive, Natick, MA 01760, telephone number (508) 907-7800. Our corporate web site is located at www.nationaldentex.com. We make available free of charge through our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934 as soon as practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. References to our website address are provided for convenience only and do not constitute, or should be viewed as, an incorporation by reference of the information contained therein. Therefore, such information should not be considered a part of this report.

Information as to Industry and Operating Segments

Our business consists of a single industry segment, which is the design, fabrication, marketing and sale of custom dental prosthetic appliances for and to dentists. We report on three reportable segments within this single industry segment. These three segments are known as Green Dental, representing the operations of Green Dental Laboratories, Inc. of Heber Springs, Arkansas which we acquired in March 2005; Keller, representing the operations of Keller Group, Incorporated with laboratories in St. Louis, Missouri and Louisville, Kentucky which we acquired in October, 2006; and NDX Laboratories, which represents our remaining laboratories, including Impact Dental Laboratory Limited, which we acquired in October, 2006. You will find information about these segments in Note 11 “Segment Information”, which you will find in Part II, Item 8 of this annual report.

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

We operate each of our dental laboratories as a stand-alone facility under the direction of a local manager responsible for operation of the dental laboratory, supervision of its technical and sales staff and delivery of quality products and services. Most of our dental laboratories markets and sells its products through its own direct sales force, supported by group managers and company-wide marketing programs. Employees at each dental laboratory have a direct stake in the financial success of the dental laboratory through participation in our performance incentive plans.

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

Sales and Marketing

The majority of our local dental laboratories market and sell their products through their own direct sales force. The sales force interacts with dentists within its market area, primarily through visits to dentists’ offices, to introduce the dental laboratory’s services and products offered, and to promote new products and techniques that can assist dentists in expanding their practices. Our dentist-focused marketing and sales program, entitled the “NDX Reliance Program”tm is specifically designed to make choosing a dental laboratory an easier decision for dentists. Its five components — Practice Support, Laboratory Systems, Quality Assurance, Reliance Restorations and a Continuing Education Series — differentiate our qualified laboratories from their many competitors. We believe that this unique approach to assist the dentist and his or her staff to improve chairtime efficiencies while providing exceptional service, superior quality and quick and timely product delivery will enhance our ability to expand our base of business by establishing lasting professional relationships with our customers. Our laboratories currently employ a total of 42 sales representatives. In addition, our dental laboratories, alone or with local dental societies, dental schools or study clubs, sponsor technical training clinics for dentists and their staffs on topics such as advanced clinical techniques. The local dental laboratories also exhibit at state and local dental conventions.

Following our acquisition of Keller in 2006, we now also market more directly to the entire United States marketplace. Keller markets using a direct mail and trade advertising approach and focuses on products that can generate strong revenue growth. In addition, the exclusive product license on the NTI-tss plustm device, an alternative to full-coverage bite guards that is also approved by the FDA for use in the prevention of medically diagnosed migraine pain and jaw disorders, will help us to further diversify our business growth strategy.

Competition

The dental laboratory industry is highly competitive and fragmented. A typical dental laboratory’s business originates from dentists located within 50 miles of the dental laboratory. We believe there are currently approximately 12,000 dental laboratories in the United States. We estimate that our sales presently represent less than 3% of the total sales of custom-made dental prosthetic appliances in the United States. Competition is primarily from other dental laboratories in the respective local market areas. The vast majority of dental laboratories consist of single business units, although we recognize that there are several other multiple-location operators, including Dental Services Group, Dental Technologies, Inc. and NovaDent. These groups compete with us in several market areas. We also face competition from various mail order dental laboratories, most notably Glidewell Laboratories.

The domestic industry has experienced growing competition from low wage countries, particularly from laboratories manufacturing in China. Competition for business in the low-price segment of the marketplace intensified in 2006 and has continued in 2007. Dental laboratories manufacturing in China, including Dentsply-Prident, Dentalle and Exceldent, operate large, modern facilities. In addition to partnering with laboratories in the United States, some have also reached agreements to provide laboratory services for some of the larger, price focused, economy dental practice chains. In addition, the number of smaller domestic competitors that seek to take advantage of these low wage economies and compete primarily using price as the main differentiator has continued to grow. We continue to evaluate such competitive threats as well as our own growth opportunities arising from globalization and changing marketplaces to ensure we continue to provide the products and services required by our clients at competitive prices.

Our ability to produce quality products locally, to deliver such products on a timely basis, to provide convenience for the dentist through the breadth of our product line, to provide technical assistance, and our sponsorship of educational clinics, all provide us with what we consider to be a competitive advantage over other dental laboratories in the local markets in which our dental laboratories operate. Most dentists use a limited number of dental laboratories. We believe they prefer and tend to rely on those laboratories which produce quality products delivered on a timely basis and which carry all of the products which they may need, even if a particular item is a newer specialty product used only sporadically by the dentist. While price is one of the competitive factors in the dental laboratory industry, we believe that most dentists consider product quality and consistency, service, and breadth of product line to also be important factors in selecting dental laboratories. We believe that we compete favorably with respect to all of these factors. Our ability to provide newer specialty products for implantology, adult orthodontics and cosmetic dentistry, which require highly skilled technicians, more extensive inventories, additional working capital, and investment in both training and capital equipment, also distinguishes us from the many other dental laboratories which do not have comparable resources to provide these products. While such specialty products presently represent less than 20% of our business, we believe that the ability to offer these products will become increasingly essential for dental laboratories to remain competitive. Additionally, our ability to offer computer-assisted design and computer-assisted manufacturing (“CAD-CAM”) fabricated, metal-free restorations through our own centralized milling centers allows us to participate fully in this fast growing segment.

Employees

As of December 31, 2007, we had 2,027 employees, 1,974 of whom worked at individual laboratories. Corporate management and administrative staff totaled 53 people. None of our employees are covered by a collective bargaining agreement. Management considers our employee relations to be good.

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

Backlog

Due to the individualized and customized nature of most dental products and a typical turnaround product cycle of less than seven days, there was no significant backlog of orders existing at December 31, 2007 and 2006.

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

Our business success depends in large measure on consumer decisions to have dental procedures performed. In this respect, demand for our products and our business results are sensitive to external factors that, directly or indirectly, affect consumer confidence, affect levels of disposable consumer income, or otherwise lead consumers to defer or elect not to have dental procedures performed. Examples of such external factors include the timing, duration and effects of adverse changes in overall economic conditions, including rates of job loss or growth, rising energy prices, tightening consumer credit, and increases in medical and dental costs, nationally or regionally in the markets we serve. Trends in the dental industry towards managed care may also result in decreased consumer access to dental services and thereby adversely affect demand for our products and our sales and profitability. The precise impact of these external factors is difficult to predict in advance, but one or more of these factors could adversely affect our business to the extent they adversely affect consumer spending on dental procedures.

We operate in a highly competitive and fragmented market that is increasingly global in scope.

The dental laboratory industry is highly competitive and fragmented. We believe there are currently approximately 12,000 dental laboratories in the United States. We estimate that our sales presently represent less than 3% of the total sales of custom-made dental prosthetic appliances in the United States. Competition is primarily from other dental laboratories in the respective local market areas. The vast majority of dental laboratories consist of single business units, although there are several other multiple-location operators, including Dental Services Group, Dental Technologies, Inc., and NovaDent. These groups compete with us in several market areas. We also face competition from various mail order dental laboratories, most notably Glidewell Laboratories. Our success thus depends on our ability to be competitive against many different competitors in each market area we serve. If we fail to anticipate evolving technological innovations and product offerings from our competitors, particularly offerings that seek to leverage lower labor costs available in foreign countries, or fail to offer products that appeal to the changing needs and preferences of our customers in the various markets we serve, demand for our products could decline and our operating results would be adversely affected. While the competitive importance of product quality, price, service and innovation varies from product to product, price is a factor, and we experience pricing pressures from competitors in our markets.

We face increased competitive pressures from larger competitors, foreign-sourced products and technology-based solutions.

The industry in which we operate continues to change and evolve. Increasing competitive pressures from offshore laboratories based in China, India and elsewhere are impacting sales growth and selling prices of certain core products, particularly partial frames and traditional crowns. Technology-based dental laboratory CAD-CAM solutions have required us to make additional investments in capital equipment. While we expect these capital investments to continue to benefit our operations in future periods, there is no assurance that they will be able to do so. Certain of these technology-based solutions also enable dentists to fabricate restorations in their offices rather than purchasing them from an off-site laboratory.

Moreover, the dental laboratory industry has continued to consolidate and is increasingly drawing the attention of private equity investors. While the consequences of these changes in the dental laboratory industry are not yet fully known, these competitors may now have greater financial and other resources than previously available to them, which could increase competitive pressures on our operations. These developments could impact the availability of suitable acquisition candidates or otherwise increase the costs of acquiring dental laboratories.

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

We may face increased regulatory action by, among other governmental entities, the United States Food and Drug Administration (the “FDA”).

During 2007, the industry has faced increased scrutiny from the FDA and other governmental entities concerning the safety and efficacy of dental products distributed in the United States from both foreign and domestic laboratories. As a result of the scrutiny, the FDA may propose possible registration, certification, material content and point of origin disclosure. Potential changes in laws, regulations and standards involving these issues, while new and evolving, are creating uncertainty in compliance requirements and could result in higher costs in order to comply with any revisions or additions to them.

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

Our success depends in part on the efforts and abilities of our senior management team and key employees, a number of which are approaching retirement age. Their skills, experience and industry contacts significantly benefit our operations and administration. The failure to attract, retain, and properly motivate the members of our senior management team and key employees, or to find suitable replacements for them in the event of death, ill health, resignation, or retirement, could have a negative effect on our operating results.

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

Based on our current level of operations, we believe our cash flow from operations, together with available cash and available borrowings under our senior credit facility, will be adequate to meet future liquidity needs for at least the next twelve months. However, we cannot assure you that our business will generate sufficient cash flow from operations in the future, that our currently anticipated growth in revenues and cash flow will be realized on schedule or that future borrowings will be available to us under the senior credit facility in an amount sufficient to enable us to service indebtedness, undertake strategic acquisitions to grow our business, or to fund other liquidity needs. If we need to refinance all or a portion of our indebtedness, we cannot assure you that we will be able to do so on commercially reasonable terms or at all. The amounts that we have borrowed under our senior credit facility have increased significantly as a result of our acquisitions of Green in 2005 and Keller in 2006. Increased borrowings have increased substantially the amount of cash that we need to generate from our operations in order to meet our principal and interest payment obligations. In the event that our financial performance were to deteriorate, it could result in higher interest rates under our senior credit facility, or a default under the facility, if we are unable to maintain compliance with the financial ratio and other covenants in the facility.

An impairment in the carrying value of goodwill or other acquired intangibles could negatively affect our operating results and net worth.

The carrying value of goodwill represents the fair value of acquired businesses in excess of identifiable assets and liabilities as of the acquisition date. The carrying value of other intangibles represents the fair value of trade names and other acquired intangibles as of the acquisition date. Goodwill and other acquired intangibles expected to contribute indefinitely to our cash flows are not amortized, but must be evaluated by our management at least annually for impairment. If carrying value exceeds current undiscounted cash flows, an impairment is identified. The impairment is then measured based on the difference of fair value (discounted cash flow) and carrying value. Events and conditions that could result in impairment include changes in the industry in which we operate, as well as competition and advances in technology, or other factors leading to reduction in expected sales, profitability or cash flows. If the value of goodwill or other acquired intangibles is impaired, our earnings and net worth could be adversely affected.

Compliance with changing regulation of corporate governance, public disclosure, and accounting standards may result in additional expenses and risks.

Changing laws, regulations and standards relating to corporate governance, public disclosure and accounting practices, including the Sarbanes-Oxley Act of 2002, new Securities and Exchange Commission regulations and evolving rules applicable to publicly-traded companies on the NASDAQ Global Market, are creating uncertainty, and hence risks, for companies such as ours. These new or changed laws, regulations and standards are subject to varying interpretations due to the fact that they are new and there has not yet emerged a well-developed body of interpretation. As a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This development could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure, governance and accounting practices.

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

Forward Looking Statements

Certain statements in this Annual Report, particularly statements contained in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words “anticipate”, “believe”, “estimate”, “expect”, “plan”, “intend” and other similar expressions are intended to identify these forward-looking statements, but are not the exclusive means of identifying them. Forward-looking statements included in this Annual Report or hereafter included in other publicly available documents filed with the Securities and Exchange Commission (“SEC”), reports to our stockholders and other publicly available statements issued or released by us involve known and unknown risks, uncertainties, and other factors which could cause our actual results, performance (financial or operating) or achievements to differ from the future results, performance (financial or operating) or achievements expressed or implied by such forward-looking statements. Such future results are based upon our best estimates based upon current conditions and the most recent results of operations. We assume no obligation to update these forward-looking statements contained in this report, whether as a result of new information, future events or otherwise.

Various risks, uncertainties and contingencies could cause our actual results, performance or achievements to differ materially from those expressed in, or implied by, the forward-looking statements contained in this Annual Report. These include, but are not limited to, those listed above in this Item 1A, “Risk Factors.”

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

We currently lease a total of approximately 336,000 square feet of space. As of December 31, 2007, the future aggregate minimum rent payable for all of our leased real properties was approximately $21,190,000. We consider these properties to be modern, well maintained and suitable for our purposes and believe that our current facilities are adequate to meet our needs for the foreseeable future. We also believe that suitable substitute or replacement space is readily available at reasonable rental rates. Our principal executive and administrative offices occupy approximately 15,000 square feet of space in Natick, Massachusetts. Our 41 leased dental laboratories range in size from 1,000 to 40,000 square feet and average approximately $80,000 in annual base rent.

As of December 31, 2007, we owned seven of our dental laboratory facilities at locations in Heber Springs, Arkansas; Denver, Colorado; Metairie, Louisiana; Shreveport, Louisiana; Addison, Texas; Houston, Texas; and Waukesha, Wisconsin. These locations total approximately 150,000 square feet and range in building size from 5,000 to 41,000 square feet. We also own a building and adjacent land parcels in Jacksonville, Florida that are currently held for sale.

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

In January 2005, we were served with a complaint naming us as a defendant in federal district court in a patent infringement case, PSN Illinois, LLC v. Ivoclar Vivadent, Inc. et al. The case was brought in the Eastern Division of the Northern District of Illinois. The complaint alleges that the various named defendants, including us and most other major domestic dental laboratories (and some companies that supply dental laboratories), infringed a patent that was assigned to the plaintiff by using, or inducing others to use, a process for making porcelain dental veneers. The District Court judge entered summary judgment in favor of the Company and the plaintiff appealed. The appeal was heard in the Federal Circuit Court of Appeals on March 3, 2008, although it may be several months before the Federal Circuit rules on the plaintiff’s appeal. In addition, one of our suppliers has agreed to defend and indemnify us against a portion of the plaintiff’s claims, should they be upheld.

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

No matters were submitted to a vote of our security holders during the fourth quarter of fiscal 2007.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Trading Market

The NASDAQ Global Market (“Nasdaq”) is the principal market for our common stock, where our shares are traded under the symbol “NADX”. Our common stock has been publicly traded since December 21, 1993.

The following table sets forth the range of high and low sale prices for our common stock for each of the fiscal quarters of 2006 and 2007. The sale prices set forth below are based on information provided by NASDAQ.

	Price
Quarter Ending	Low	High

03/31/06	$19.280	$25.000
06/30/06	$21.050	$24.490
09/30/06	$18.400	$23.250
12/31/06	$17.150	$23.000
03/31/07	$13.960	$17.510
06/30/07	$13.010	$20.950
09/30/07	$14.740	$19.910
12/31/07	$13.600	$18.000

Holders

The approximate number of record holders of our common stock as of March 5, 2008 was 537. The number of record owners was determined from our stockholder records, and does not include beneficial owners of our common stock whose shares are held in the names of various security holders, dealers and clearing agencies. We believe that the number of beneficial owners of our common stock held by others in nominee names is approximately 1,600 beneficial holders.

Dividends

We have never paid a cash dividend on our shares of common stock and have no expectation of doing so for the foreseeable future. On December 31, 2004, we effected a three-for-two stock split in the form of a stock dividend on our common stock that was paid to stockholders of record on December 20, 2004.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

In November 2002, we announced that our Board of Directors approved the repurchase by us of up to 300,000 shares of our common stock pursuant to a stock repurchase program. During the year ended December 31, 2007, we did not repurchase any shares of our common stock. We continue to consider repurchases on the open market or in privately-negotiated transactions, at management’s discretion. The following table provides information about our repurchase activity during fiscal 2007 and the number of shares that may yet be purchased under our stock repurchase program.

Issuer Purchases of Equity Securities

Maximum Number
			Total Number of	of Shares that
			Shares Purchased	May Yet Be
	Total Number	Average	as Part of Publicly	Purchased Under
	of Shares	Price Paid	Announced Plans	the Plans or
Fiscal Period	Purchased	per Share	or Programs	Programs

January 1, 2007 - December 31, 2007	—	$—	—	206,700

Stock Performance Graph

The following graph compares the cumulative total stockholder return of our common stock during the five fiscal years ended December 31, 2007 with the cumulative total return of the NASDAQ Industrial Index and a peer group index described more fully below.

This graph is not deemed to be “filed” with the SEC or subject to the liabilities of Section 18 of the Securities Exchange Act of 1934, and the graph shall not be deemed to be incorporated by reference into any prior or subsequent filings by us under the Securities Act of 1933 or the Securities Exchange Act of 1934.

COMPARISON OF CUMULATIVE TOTAL RETURN (1) AMONG NATIONAL DENTEX (“NADX”), NASDAQ INDUSTRIAL INDEX AND PEER GROUP INDEX (2)

	12-31-02	12-31-03	12-31-04	12-31-05	12-31-06	12-31-07
NADX	100.00	122.82	155.84	173.03	134.34	122.21
NASDAQ	100.00	155.74	180.41	180.62	203.00	211.58
Peers	100.00	106.08	139.63	118.16	128.47	155.55

(1)	Assumes $100 invested on December 31, 2002 in our common stock, the NASDAQ Industrial Index and the Peer Group Index, including reinvestment of any dividends paid on the investment.

(2)	The Peer Group Index consists of Dentsply International, Inc. and Patterson Companies, Inc. We believe that these companies represent the other publicly traded companies within the dental service community.

Item 6.	Selected Financial Data

The following selected financial data for the five years ended December 31, 2007 are derived from our audited consolidated financial statements. The data should be read in conjunction with the consolidated financial statements and the related notes included in this Report and in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	2003	2004	2005	2006	2007
	(Dollars in thousands, except per share data)

Consolidated Statements of Income:
Net sales	$99,274	$111,753	$135,843	$150,107	$170,361
Cost of goods sold	59,534	66,953	78,381	88,269	97,739

Gross profit	39,740	44,800	57,462	61,838	72,622
Selling, general & administrative expenses	30,102	35,755	44,728	50,097	58,562

Operating income	9,638	9,045	12,734	11,741	14,060
Other expense	296	405	646	786	771
Interest (income) expense	(21)	42	665	1,523	2,803

Income before provision for income taxes	9,363	8,598	11,423	9,432	10,486
Provision for income taxes	3,606	3,439	4,334	3,669	3,860

Net income	$5,757	$5,159	$7,089	$5,763	$6,626

Net income per share — basic	$1.12	$0.99	$1.33	$1.05	$1.20

Net income per share — diluted	$1.10	$0.94	$1.27	$1.01	$1.17

Weighted average shares outstanding — basic	5,131	5,187	5,334	5,485	5,540
Weighted average shares outstanding — diluted	5,216	5,465	5,601	5,732	5,665
Consolidated Balance Sheet Data:
Working capital	$12,252	$13,750	$11,126	$6,232	$6,000
Total assets	73,989	81,831	117,119	148,490	155,639
Long-term debt, including current portion	—	—	18,701	35,458	29,695
Stockholders’ equity	$60,140	$66,883	$76,074	$82,794	$91,192

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Consolidated Financial Statements and the related notes that appear elsewhere in this document.

Certain statements in this Annual Report, particularly statements contained in this Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words “anticipate”, “believe”, “estimate”, “expect”, “plan”, “intend” and other similar expressions are intended to identify these forward-looking statements, but are not the exclusive means of identifying them. Forward-looking statements included in this Annual Report or hereafter included in other publicly available documents filed with the Securities and Exchange Commission (“SEC”), reports to our stockholders and other publicly available statements issued or released by us involve known and unknown risks, uncertainties, and other factors which could cause our actual results, performance (financial or operating) or achievements to differ from the future results, performance (financial or operating) or achievements expressed or implied by such forward-looking statements. Such future results are based upon our best estimates based upon current conditions and the most recent results of operations. Various risks, uncertainties and contingencies could cause our actual results, performance or achievements to differ materially from those expressed in, or implied by, the forward-looking statements contained in this Annual Report. These include, but are not limited to, those described above under Item 1A, “Risk Factors.” We assume no obligation to update these forward-looking statements contained in this report, whether as a result of new information, future events, or otherwise.

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

Recent Trends

During fiscal 2006, internal sales growth, meaning growth at laboratories held for longer than one year, was 2.8%, including the effect of increased prices due to underlying increases in the prices of precious metals. During fiscal 2007, internal sales growth was essentially flat with a sales decline of $503,000. We believe that the low cost segment for United States-based dental laboratories has begun to decline as competition from offshore laboratories, primarily those located in China, makes inroads into the domestic marketplace. While our business has not focused on this low cost segment of the market, we have experienced price pressures from other laboratories in our marketplaces that have restrained our ability to increase prices. During 2007, these increasing competitive pressures in the form of low price competition were partially responsible for declines in revenues or revenue growth in several marketplaces. In addition, we face growing competition from technology-based solutions that allow dentists to fabricate their own restorations without the use of a dental laboratory. Both of these trends appear to be impacting industry growth, and have been inhibiting our results of operations. Technology-based dental laboratory CAD-CAM manufacturing solutions have required us to make additional investments in capital equipment. We believe that these investments are critical to our business strategies.

The main components of our costs are labor and related employee benefits as well as raw materials, including precious metals. Over the past several years, competition for labor resources and increases in medical insurance premiums as well as volatility in the prices of many precious metals that we use, such as gold and palladium, have driven these costs higher. In 2007 we evaluated and adjusted staffing levels as appropriate at each of our locations, while continuing to recognize the need to maintain an available and properly trained workforce.

Since 2004 we have experienced cost pressures resulting from the implementation expenditures necessary to comply with Section 404 of the Sarbanes-Oxley Act. The impact of these various Section 404 implementation costs on earnings for fiscal 2004 was approximately $1,027,000, or approximately $0.11 per diluted share, net of taxes. For fiscal 2005, these costs were approximately $720,000, or approximately $0.08 per diluted share, net of taxes, while in 2006, these costs were approximately $530,000, or approximately $0.06 per diluted share, net of taxes. In 2007, these costs further decreased to $402,000, or approximately $0.05 per diluted share, net of taxes, with the reduction primarily resulting from revisions to the standards governing the audit of internal control over financial reporting. Significant ongoing expenditures will continue to be required to maintain our compliance with the internal controls framework required by the Sarbanes-Oxley Act.

Acquisitions

We have also continued to pursue our acquisition strategy, which has played an important role in helping us increase sales from $99,274,000 in 2003 to $170,361,000 in 2007. We recognize acquired customer relationships and trade names as intangible assets which require the recognition of amortization expense (for the customer relationships) and impairment testing (for the customer relationships, trade names and goodwill). In March 2005, we completed what was then our largest acquisition to date, Green Dental Laboratories, Inc. (“Green”). Green is treated as a separate reportable segment for financial reporting purposes and retains a separate company identity as a wholly owned subsidiary. In October 2006, we completed our largest acquisition to date, that of Keller Group, Incorporated (“Keller”) of St. Louis, Missouri. Keller is also a wholly-owned subsidiary and is treated as a separate reportable segment for financial reporting purposes. Keller differs from National Dentex in its approach to marketing and to the marketplace. In recent years Keller has broadened its focus from local markets in the Midwest to the national marketplace. In order to sustain this strategy, Keller invests significantly in product advertising, primarily in dental print publications, and in direct mail. As a result, Keller has returned lower net margins than our other operating segments. However, it has obtained stronger sales growth and operating margins have improved. In January 2007, we announced a realignment of our corporate organization that reflects our recent acquisitions and is designed to help us better execute our operational strategy.

In order to finance the purchase of Green and Keller, we borrowed approximately $39,200,000 in long-term debt. Future acquisitions may also be financed using available debt financing. As a result of our acquisitions of Green and Keller, we are more highly leveraged than we were previously. Our interest expense has therefore become a more significant component of our pre-tax earnings. Interest expense in 2007 was $2,803,000 compared to $1,523,000 in 2006, $665,000 in 2005 and $42,000 in 2004.

Overview of Results of Operations

For the year ended December 31, 2007, sales increased $20,253,000 to $170,361,000, and net income increased $863,000. The acquisitions completed in the fourth quarter of 2006, Keller and Impact, were primarily responsible for this sales growth. In the NDX Laboratories operating segment, consisting of our laboratories other than Keller and Green, the consolidation of certain laboratories and departments, with the goal of improving segment profitability, led to the loss of certain customers and contributed to the decline in same laboratory sales. Same laboratory sales, measured by business at dental laboratories owned more than one year, declined $503,000 in the year ended December 31, 2007 compared to the prior year.

For the year ended December 31, 2007, gross profit increased by $555,000 within the NDX Laboratories operating segment, Green’s gross profit increased by $380,000 over the prior year and Keller contributed $9,061,000 of acquired gross profit and fourth quarter sales growth of 26.6%. Keller’s results for 2006 included only fourth quarter sales. Overall results benefited from staffing adjustments which lowered labor costs and related health insurance expense, as well as from increasing returns in laboratory technology investments. Same laboratory labor and benefits expenses declined $2,213,000 for the year ended December 31, 2007 compared to the prior year.

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

As of December 31, 2007, $5,453,000 was available under the revolving line of credit and $15,000,000 was available under the acquisition line of credit.

	December 31, 2006	December 31, 2007

Total long-term debt	$35,458,000	$29,695,000
Less: Current maturities	5,769,000	5,064,000

Long-term debt, less current portion	$29,689,000	$24,631,000

The table below reflects the expected repayment terms associated with the term loan facility at December 31, 2007. The interest rate associated with our borrowings was 7.8% as of December 31, 2007.

December 31, 2007
Principal Due

Fiscal 2008	5,064,000
Fiscal 2009	5,044,000
Fiscal 2010	5,004,000
Fiscal 2011	14,583,000

Total	$29,695,000

Operating activities provided $12,552,000 in cash flow for the year ended December 31, 2007 compared to $11,089,000 during the year ended December 31, 2006, an increase of $1,463,000. Our working capital decreased slightly from $6,232,000 at December 31, 2006 to $6,000,000 at December 31, 2007. This decrease was primarily attributable to increases in current bank debt of $2,499,000; increases in accounts payable and accrued liabilities of $1,805,000, primarily related to income tax accruals, offset by: increases in prepaid expenses of $2,393,000, primarily related to increases in prepaid insurance and prepaid income taxes due to timing differences in our payments; increases in accounts receivable of $620,000, primarily related to increases in income tax refunds; and increases in cash balances of $1,041,000.

Investing activities consumed $9,851,000 in cash flow for the year ended December 31, 2007 compared to $29,086,000 during the year ended December 31, 2006, a decrease of $19,235,000. Cash outflows related to payments for acquisitions, including deferred purchase price payments associated with prior period dental laboratory acquisitions, totaled $2,159,000 for the year ended December 31, 2007, compared to $24,608,000 for the year ended December 31, 2006, which resulted primarily from the acquisition of Keller. Capital expenditures increased from $4,899,000 at December 31, 2006 to $7,536,000 at December 31, 2007 primarily due to leasehold improvements for new facilities.

In financing activities, current liabilities attributed to bank debt increased $2,499,000 during fiscal 2007. Amounts borrowed on our revolving line of credit increased by $3,204,000, primarily due to new facility expenditures while the current portion of long term debt declined $705,000 as a result of the payment of acquired bank debt related to the acquisition of Keller. Long-term bank debt, less the current portion, declined $5,058,000 to $24,631,000 at December 31, 2007 from $29,689,000 at December 31, 2006 as a result of scheduled term loan repayments. We believe that cash flow from operations and available financing will be sufficient to meet contemplated operating and capital requirements such as those discussed below, for the foreseeable future.

Commitments and Contingencies

The following table represents a list of our contractual obligations and commitments as of December 31, 2007:

	Payments Due By Period
		Less Than			Greater Than
	Total	1 Year	1 - 3 Years	4 - 5 Years	5 Years

Term Loan Facility	$29,583,000	$5,000,000	$10,000,000	$14,583,000	—
Interest Expense	5,978,000	2,118,000	3,054,000	806,000	—
Capital Leases	111,000	64,000	47,000	—	—
Operating Leases:
Real Estate	21,190,000	3,351,000	6,177,000	5,013,000	6,649,000
Vehicles	755,000	572,000	182,000	1,000	—
Equipment	225,000	105,000	94,000	26,000	—
Construction Contracts	728,000	728,000	—	—	—
Laboratory Purchase Obligations	1,579,000	1,279,000	300,000	—	—
Contingent Laboratory Purchase Price	300,000	300,000	—	—	—

TOTAL	$60,449,000	$13,517,000	$19,854,000	$20,429,000	$6,649,000

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

Laboratory purchase obligations totaling $1,579,000, classified as deferred acquisition costs, are presented in the liability section of the balance sheet. These obligations, including deferred obligations associated with non-competition agreements, represent purchase price commitments arising from dental laboratory acquisitions, irrespective of the acquired laboratory’s earnings performance. Contingent laboratory purchase price includes amounts subject to acquisition agreements that are tied to laboratory earnings performance, as defined within the acquisition agreements, generally over a three year period. As payments become determinable, they are recorded in our purchase price allocation. The amount included in the table represents the maximum contractual amount that could be paid under the agreements.

Results of Operations

Our results are reported within three operating segments, NDX Laboratories, Green Dental and Keller. The following table sets forth for the periods indicated the percentage of net sales represented by certain items in our Consolidated Financial Statements:

	Years Ended December 31,
	2005	2006	2007

Net sales	100.0%	100.0%	100.0%
Cost of goods sold	57.7	58.8	57.4

Gross profit	42.3	41.2	42.6
Selling, general and administrative expenses	32.9	33.4	34.3

Operating income	9.4	7.8	8.3
Other expense	0.5	0.5	0.5
Interest expense	0.5	1.0	1.6

Income before provision for income taxes	8.4	6.3	6.2
Provision for income taxes	3.2	2.5	2.3

Net income	5.2%	3.8%	3.9%

Year Ended December 31, 2007 Compared with Year Ended December 31, 2006

Net Sales

For the year ended December 31, 2007, net sales increased $20,253,000 or 13.5% over the prior year. Net sales increased by approximately $20,756,000, primarily as a result of acquisitions measured by business at dental laboratories owned less than one year. Net sales decreased approximately $503,000 at dental laboratories owned for both the year ended December 31, 2007 and the year ended December 31, 2006, primarily as a result of sales declines in the NDX Laboratories operating segment. Competitive pressures from offshore laboratories that can produce crowns at fees lower than crowns manufactured in the United States continue to limit our ability to raise our prices during a time when we have experienced relatively higher costs for precious metals used in manufacturing. In addition, these competitive pressures are partially responsible for declines in revenues or revenue growth in several marketplaces.

Cost of Goods Sold

Our cost of goods sold increased by $9,469,000 or 10.7% in the year ended December 31, 2007 over the year ended December 31, 2006. As a percentage of sales, cost of goods sold decreased from 58.8% to 57.4%, primarily resulting from decreases in labor and related benefits, partially offset by increases in materials expense and laboratory overhead. Excluding acquisitions, production labor and related benefits decreased by approximately $1,881,000 for the year ended December 31, 2007 compared to the year ended December 31, 2006 primarily due to reductions in our staffing levels at certain laboratories. The cost of raw materials as a percentage of sales increased from 15.2% for the year ended December 31, 2006 to 15.7% for the year ended December 31, 2007. In 2007 the average cost of precious metals used as components of many dental alloys, including gold and palladium, increased by approximately 15.3% for gold and 10.6% for palladium over average costs in the prior year. During the fourth quarter of 2007, the average cost of gold increased by 31.9% over the average cost in the fourth quarter of 2006. Although we are able to pass a portion of precious metal cost increases on to our customers, prolonged higher metal costs have had and likely will continue to have a negative impact on gross profit percentages.

Overall, labor expense as a percentage of sales for the year ended December 31, 2007 improved over the year ended December 31, 2006. As a percentage of sales, production labor and related benefits declined from 35.5% in 2006 to 33.1% in 2007. Green’s labor costs of 28.8% of sales and Keller’s labor costs of 22.9% of sales lowered the overall percentage while the portion attributable to NDX Laboratories decreased to 35.7% of sales for the year ended December 31, 2007 from 36.8% for the year ended December 31, 2006.

Selling, General and Administrative Expenses

Operating expenses, which consist of selling, delivery and administrative expenses both at the laboratory and corporate level, increased by $8,465,000 or 16.9% in the year ended December 31, 2007 compared to 2006. Operating expenses increased as a percentage of net sales from 33.4% in 2006 to 34.3% in 2007. As a percentage of sales, delivery expenses increased from 8.9% in the year ended December 31, 2006 to 9.2% in 2007. Selling expenses increased from 5.1% of sales for the year ended December 31, 2006 to 6.2% in 2007. Selling expenses in 2007 for the Keller segment were 14.5% of sales, or $3,454,000. Laboratory incentive compensation decreased from 2.7% of sales in 2006 to 2.3% in 2007, while the amount decreased by $209,000 from $4,081,000 for the year ended December 31, 2006 to $3,872,000 in 2007. Executive incentive compensation expense increased by $298,000 to $448,000 for the year ended December 31, 2007 from $150,000 for the year ended December 31, 2006, as a result of achievement of plan objectives.

The increase of $8,465,000 in our operating expenses in 2007 was primarily attributable to the following increases:

•	Additional operating costs associated with recent acquisitions — $7,078,000;

•	Increases in salaries and benefits at the corporate level due to additional management staff, net of related reductions in consulting expense — $895,000;

•	Increases in executive incentive compensation — $298,000;

•	Increases in deferred compensation and post-retirement medical benefits, net of increases in related cash surrender value of life insurance policies — $158,000;

•	Increases in delivery expenses, excluding salaries and benefits — $330,000;

•	Increases in selling expenses, including $175,000 in increased compensation — $251,000; and

•	Absence of gains on the sale of fixed assets in 2007, compared with the gain recorded in 2006 primarily resulting from the sale of our former laboratory facility in Houston, Texas — $479,000;

partially offset by:

•	Decreases in administrative and delivery salaries and benefits at the laboratory level — $655,000;

•	Decreases in health insurance expense — $137,000; and

•	Decreases in laboratory incentive compensation — $209,000.

Operating Income

As a result of the above factors, our operating income increased by $2,319,000 to $14,060,000 for the year ended December 31, 2007 from $11,741,000 in 2006. As a percentage of net sales, operating income increased from 7.8% in 2006 to 8.3% in 2007, primarily as a result of improvements in gross margin as a result of reductions in staffing levels.

Interest Expense

Interest expense increased $1,280,000 from $1,523,000 for the year ended December 31, 2006 to $2,803,000 for 2007, primarily as a result of our increased bank borrowings to fund our acquisition of Keller late in 2006.

Provision for Income Taxes

The provision for income taxes increased by $191,000 to $3,860,000 for the year ended December 31, 2007 from $3,669,000 in 2006. The 36.8% effective tax rate estimated for fiscal year 2007 declined from the 38.9% effective tax rate for 2006. The decrease in the effective tax rate for 2007 was due in part to recognition of lower federal tax expense resulting from the domestic manufacturing tax credit provisions of the American Jobs Creation Act of 2004.

Net Income

As a result of all the factors discussed above, net income increased $863,000 to $6,626,000 or $1.17 per share on a diluted basis for the year ended December 31, 2007 from $5,763,000 or $1.01 per share on a diluted basis in 2006.

Operating Segment Results

Our business consists of a single industry segment, which is the design, fabrication, marketing and sale of custom dental prosthetic appliances for and to dentists in North America. We report on three operating segments within this single industry segment. These three segments are known as Green Dental, representing the operations of Green Dental Laboratories, Inc. of Heber Springs, Arkansas which we acquired in March 2005; Keller, representing the operations of Keller Group, Incorporated with laboratories in St. Louis, Missouri and Louisville, Kentucky, which we acquired in October, 2006; and NDX Laboratories, which represents our remaining laboratories, including Impact Dental Laboratory Limited, which we acquired in October, 2006.

	Year Ended December 31
	2006	2007	$ Change	% Change

Revenue:
NDX Laboratories	$126,543,054	$127,388,588	$845,534	.7%
Green Dental	18,817,607	19,859,770	1,042,163	5.5%
Keller	4,863,988	23,843,093	18,979,105	—

Subtotal	150,224,649	171,091,451	20,866,802	13.9%
Less: Inter-segment Revenues:
NDX Laboratories	—	370,913	370,913	—
Green Dental	117,242	199,525	82,283	70.2%
Keller	—	160,384	160,384	—

Net Sales	$150,107,407	$170,360,629	$20,253,222	13.5%

Laboratory Operating Income:
NDX Laboratories	$16,840,606	$17,572,491	$731,885	4.3%
Green Dental	4,820,007	4,665,630	(154,377)	(3.2)%
Keller	446,151	3,228,640	2,782,489	—

Laboratory Operating Income	$22,106,764	$25,466,761	$3,359,997	15.2%

NDX Laboratories

For the year ended December 31, 2007, sales growth in this segment of 0.4% consisted of a 2.2% reduction in same laboratory sales offset by 2.6% in sales growth attributable to the October 2006 acquisition of Impact. The reduction in internal sales resulted primarily from the loss of certain customers as we consolidated certain laboratories and departments, with the goal of improving long-term profitability. Several laboratories in this segment also experienced lower unit volumes as they were impacted by increased competitive pressures in the form of low price competition.

Gross profit as a percentage of sales increased from 39.9% for the year ended December 31, 2006 to 40.3% for the year ended December 31, 2007. Cost of goods sold decreased by $323,000. The decrease was attributable to decreases in manufacturing labor and benefits of approximately $2,376,000 primarily resulting from reductions in staffing levels and associated decreases in health insurance costs and decreases in the cost of materials of approximately $269,000, offset by additional costs related to acquisitions of $1,866,000 and laboratory overhead increases of approximately $457,000 resulting from new facilities and higher energy costs.

Laboratory operating income as a percentage of sales for NDX Laboratories increased from 13.3% for the year ended December 31, 2006 to 13.9% for the year ended December 31, 2007 as a result of the factors discussed above.

Green Dental

For the year ended December 31, 2007, internal sales growth in this segment was 5.1%. As a percentage of sales, gross profit decreased from 48.0% for the year ended December 31, 2006 to 47.4% for the year ended December 31, 2007, primarily the result of increases in materials cost, including precious metals. Laboratory operating income as a percentage of sales for Green declined from 25.6% for the year ended December 31, 2006 to 23.5% for the year ended December 31, 2007. The decline was primarily attributable to increased selling expenses, primarily compensation, and lower property disposal gains.

Keller

This segment resulted from our acquisition of Keller Group, Inc. effective October 2, 2006. While sales growth in the first nine months of 2007 was all attributable to the acquisition, sales in the fourth quarter of 2007 grew by 26.6% over the fourth quarter of 2006, the first in which we owned Keller. Keller operates with manufacturing efficiencies but also is pursuing growth with significant spending in product advertising, primarily in dental print publications and direct mail. As a result, while Keller returned lower net operating margins than our other operating segments, it has achieved significantly higher sales growth. Laboratory operating income as a percentage of sales improved to 13.5% for the year ended December 31, 2007 compared to 9.2% for the quarter ended December 31, 2006. Gross profit as a percentage of sales improved to 51.0% for the year ended December 31, 2007 compared to 47.5% for the quarter ended December 31, 2006.

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

NDX Laboratories

The net sales growth in this segment of 4.3% included internal growth of 3.2% and growth related to laboratory acquisitions of 1.1%. The majority of the internal growth was the result of commodity cost increases on precious metals, a portion of which was passed on to our customers.

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

Summary of Significant Accounting Policies

Revenue Recognition

Revenue is recognized upon transfer of title and risk of loss, generally as the dentists’ orders are shipped. We record shipping and handling fees charged to customers as revenues in accordance with EITF 00-10 “Accounting for Shipping and Handling Fees and Costs.” Shipping and handling costs totaled approximately $10,852,000 in fiscal 2005, $13,365,000 in fiscal 2006 and $15,617,000 in fiscal 2007, and are included in selling, general and administrative expense.

Goodwill and Other Indefinite-Lived Intangible Assets Not Subject to Amortization

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142 “Goodwill and Other Intangible Assets” (“SFAS 142”), goodwill amortization ceased on December 31, 2001. We continually evaluate whether events and circumstances have occurred that indicate that the value of goodwill has been impaired. In accordance with SFAS No. 142, goodwill is evaluated for possible impairment on an annual basis, based on a two-step process. The first step is to compare the fair value of the reporting unit to its carrying amount to determine if there is potential impairment. The second step, used to measure the amount of impairment loss, compares the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. In accordance with SFAS No. 142, the reporting unit is an operating segment or one level below an operating segment (referred to as a component). We view the individual laboratories as reporting units. We determine fair value using factors based on revenue and operating margins. In the second quarter of 2005, 2006 and 2007 we completed the annual impairment testing and determined that no impairment existed.

Additionally, we also recognize the existence of value in trade names acquired in business combinations and believe the useful life of this intangible to be indefinite. Accordingly, trade names are also evaluated for impairment on an annual basis using a single-step method in accordance with SFAS No. 142. Impairment charges related to trade names are recognized when the fair value is less than the carrying value of the asset. Impairment charges of $10,000, $47,000 and $94,000 were recorded in the year ended December 31, 2005, 2006 and 2007, respectively. Trade name impairment charges generally result from a decline in forecasted revenue at specific laboratories in comparison to revenue forecasts used in previous valuation calculations.

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

Depreciation expense totaled approximately $2,372,000 in fiscal 2005, $3,135,000 in fiscal 2006 and $4,055,000 in fiscal 2007.

Impairment of Long-Lived Assets

At each balance sheet date, management evaluates the recoverability of long-lived assets, including property and equipment and intangible assets, using certain financial indicators, such as historical and future ability to generate income from operations. Our policy is to assess whether an impairment exists in the period when it is determined that the carrying amount of the asset may not be recoverable. The determination is based on an evaluation of such factors as the occurrence of a significant event, a significant change in the environment in which the business operates or if the expected future cash flows become less than the carrying amount of the asset.

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

We also follow FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109”, (“FIN 48”).” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The minimum threshold is defined in FIN 48 as a tax position that is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS No. 157”), “Fair Value Measurements.” Among other requirements, SFAS 157 defines fair value and establishes a framework for measuring fair value and also expands disclosure about the use of fair value to measure assets and liabilities. SFAS 157 prescribes a single definition of fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS 157 is effective beginning the first fiscal year that begins after November 15, 2007. However, in January 2008, the FASB issued FASB Staff Position FAS 157-b, “Effective Date of FASB Statement No. 157” (“FSP FAS 157-b”). This FSP permits entities to elect to defer the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. We have elected to defer the adoption of SFAS No. 157 for those assets and liabilities included in FSP FAS 157-b. We believe the adoption of SFAS No. 157 will not have a material impact on our financial position and results of operations.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, including an amendment of FASB Statement No. 115 (“SFAS No. 159”). SFAS No. 159 permits entities to choose, at specified election dates, to measure eligible items at fair value (the “fair value option”). A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting period. This accounting standard is effective for financial statements issued for fiscal years beginning after November 15, 2007. We believe the adoption of SFAS No. 159 will not have a material impact on our financial position and results of operations.

In December 2007, the FASB issued FAS No. 141 (Revised 2007), “Business Combinations” (“FAS 141(R)”). FAS 141(R) establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements, the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of business combinations. FAS 141(R) is effective on a prospective basis for financial statements issued for fiscal years beginning after December 15, 2008. Accordingly, any business combination we enter into after December 31, 2008 will be subject to this new standard.

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

At December 31, 2007, we had variable rate debt of $34.2 million. Based on this amount, the earnings and cash flows impact for the next year resulting from a one percentage point increase in interest rates would be approximately $213,000, net of tax, holding other variables constant.

We have investments in a foreign subsidiary. The net assets of this subsidiary are exposed to volatility in current exchange rates. We have determined that the effect of a 1% change in exchange rates would be immaterial to our results of operations and financial position.

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

	Three Months Ended
	March 31,	June 30,	Sept. 30,	Dec. 31,	March 31,	June 30,	Sept. 30,	Dec. 31,
	2006	2006	2006	2006	2007	2007	2007	2007
	(Dollars in thousands except per share data)

Net sales	$36,789	$38,116	$34,613	$40,589	$43,343	$44,434	$41,204	$41,380
Gross profit	$15,928	$16,292	$13,468	$16,150	$19,060	$19,560	$17,491	$16,510
Gross margin	43.3%	42.7%	38.9%	39.8%	44.0%	44.0%	42.4%	39.9%
Operating income	$3,961	$4,345	$1,926	$1,510	$4,520	$4,875	$3,036	$1,630
Operating margin	10.8%	11.4%	5.6%	3.7%	10.4%	11.0%	7.4%	3.9%
Net income	$2,150	$2,320	$925	$369	$2,244	$2,417	$1,308	$656
Net income per diluted share	$0.38	$0.40	$0.16	$0.06	$0.40	$0.43	$0.23	$0.12

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We carried out an evaluation, with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of December 31, 2007. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applied its judgment in evaluation of the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2007, our disclosure controls and procedures, as defined in the Securities Exchange Act of 1934 (the “Exchange Act”) Rules 13a-15(e) and 15d-15(e), were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and such information is accumulated and communicated to management, including the CEO and CFO, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we carried out an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2007 based on the Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based upon this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2007.

PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited our financial statements included in this Annual Report on Form 10-K, has also audited the effectiveness of internal control over financial reporting as of December 31, 2007, as stated in their report which is included herein.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9A(T).	Controls and Procedures

Not applicable.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item will be contained in our proxy statement for the annual meeting of stockholders scheduled to be held on May 13, 2008, which we plan to file with the SEC on or about April 7, 2008, but in no event later than 120 days after the end of our fiscal year ended December 31, 2007 (the “2008 Proxy Statement”). Such information is hereby incorporated by reference.

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

The information required by this item will be included in our 2008 Proxy Statement and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required by this item will be included in our 2008 Proxy Statement and is incorporated herein by reference.

Equity Compensation Plan Information

We maintain two stock incentive plans that were approved by our Board of Directors (the “Board”). In 1992, the Board and stockholders adopted the 1992 Long-Term Incentive Plan (“1992 LTIP”). Key employees, officers and directors were eligible to receive grants under the plan. No additional options may be granted under this plan. In January 2001, the Board adopted the 2001 Stock Plan (“2001 Plan”), which was approved by our stockholders in April 2001. Key employees, officers and directors are eligible to receive grants under the plan. On May 16, 2006, our shareholders approved an amendment to the 2001 Plan at our annual meeting of stockholders to allow for the issuance of restricted stock and restricted stock units. In addition, we maintain an Employee Stock Purchase Plan (“ESPP”) that is qualified under Section 423 of the Internal Revenue Code. On May 15, 2007, our shareholders approved an amendment to the ESPP at our annual meeting of stockholders to allow for the issuance of an additional 150,000 shares.

These plans are discussed in further detail in Note 9 of our Consolidated Financial Statements, which are furnished in connection with Item 8 of this Annual Report on Form 10-K and are attached immediately following Part IV below. Summary plan information as of December 31, 2007 is as follows:

	Number of Shares of
	National Dentex		Number of Shares of
	Corporation		National Dentex
	Common Stock to		Corporation
	Be Issued Upon	Weighted Average	Common Stock
	Exercise of	Exercise Price of	Remaining Available
	Outstanding Options	Outstanding Options	for Future Issuance

1992 LTIP	243,565	$11.79	None
2001 Plan	318,000	$14.53	392,057
ESPP	—	—	150,000

Total	561,565	$13.34	542,057

Item 13.	Certain Relationships and Related Transactions

The information required by this item will be included in our 2008 Proxy Statement and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information required by this item will be included in our 2008 Proxy Statement under the caption “Independent Auditors’ Fees and Other Matters”, and is incorporated herein by reference.

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

(c) Financial Statement Schedules:

Included in Item 15(a)(2) above.

NATIONAL DENTEX CORPORATION

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

Page

Financial Statements:
The consolidated financial statements of National Dentex Corporation included herein are as listed below:
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets as of December 31, 2006 and 2007	F-3
Consolidated Statements of Income for each of the three years in the period ended December 31, 2007	F-4
Consolidated Statements of Stockholders’ Equity for each of the three years in the period ended December 31, 2007	F-5
Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2007	F-6
Notes to Consolidated Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of National Dentex Corporation:

In our opinion, the consolidated financial statements listed in the accompanying index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of National Dentex Corporation and its subsidiaries at December 31, 2007 and December 31, 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 5 to the consolidated financial statements, during the year ended December 31, 2007, the Company changed the manner in which it accounts for uncertain tax positions.

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

/s/  PricewaterhouseCoopers LLP
Boston, MA
March 12, 2008

NATIONAL DENTEX CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2006	2007

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$648,265	$1,689,391
Accounts receivable:
Trade, less allowance of $290,000 in 2006 and $359,000 in 2007	17,022,130	16,073,716
Other	915,938	2,484,821
Inventories	7,212,975	7,354,062
Prepaid expenses	1,905,570	4,298,891
Deferred tax asset	1,347,387	964,892
Property held for sale	—	259,000

Total current assets	29,052,265	33,124,773

PROPERTY, PLANT AND EQUIPMENT:
Land and buildings	8,530,593	7,835,015
Leasehold and building improvements	13,428,314	16,202,649
Laboratory equipment	18,956,508	21,327,055
Furniture and fixtures	6,943,244	7,789,754

	47,858,659	53,154,473
Less — Accumulated depreciation and amortization	19,976,182	22,279,229

Net property, plant and equipment	27,882,477	30,875,244

OTHER ASSETS, net:
Goodwill	68,000,747	68,987,397
Trade names	9,032,102	8,998,123
Customer relationships	6,298,927	5,575,194
Non-competition agreements	2,225,431	1,743,867
Other assets	5,998,335	6,334,545

Total other assets	91,555,542	91,639,126

Total assets	$148,490,284	$155,639,143

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Revolving line of credit	$1,343,228	$4,547,101
Current portion of long-term debt	5,768,670	5,064,174
Accounts payable	4,344,704	5,810,303
Accrued liabilities:
Payroll and employee benefits	6,778,395	6,545,770
Current portion of deferred acquisition costs	1,517,694	1,278,861
Other accrued expenses	3,067,581	3,878,207

Total current liabilities	22,820,272	27,124,416

LONG-TERM LIABILITIES:
Long-term obligations	29,688,696	24,630,801
Deferred compensation	4,863,163	5,593,067
Other accrued expenses	1,581,494	961,453
Deferred tax liability	6,743,027	6,137,143

Total long-term liabilities	42,876,380	37,322,464

COMMITMENTS AND CONTINGENCIES (Note 8)
STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value
Authorized — 500,000 shares
None issued and outstanding	—	—
Common stock, $.01 par value
Authorized — 8,000,000 shares
Issued and Outstanding — 5,509,412 shares at December 31, 2006 and 5,582,119 shares at December 31, 2007	55,094	55,821
Paid-in capital	17,296,170	18,501,175
Retained earnings	65,564,279	72,189,938
Other comprehensive income	(121,911)	445,329

Total stockholders’ equity	82,793,632	91,192,263

Total liabilities and stockholders’ equity	$148,490,284	$155,639,143

The accompanying notes are an integral part of these consolidated financial statements.

NATIONAL DENTEX CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended
	December 31,	December 31,	December 31,
	2005	2006	2007

Net sales	$135,842,674	$150,107,407	$170,360,629
Cost of goods sold	78,380,380	88,269,509	97,738,785

Gross profit	57,462,294	61,837,898	72,621,844
Selling, general and administrative expenses	44,728,227	50,096,653	58,561,368

Operating income	12,734,067	11,741,245	14,060,476
Other expense	646,436	786,292	771,660
Interest expense	665,108	1,522,778	2,802,944

Income before provision for income taxes	11,422,523	9,432,175	10,485,872
Provision for income taxes	4,333,705	3,669,116	3,860,213

Net income	$7,088,818	$5,763,059	$6,625,659

Net income per share — basic	$1.33	$1.05	$1.20

Net income per share — diluted	$1.27	$1.01	$1.17

Weighted average shares outstanding — basic	5,333,597	5,484,741	5,540,496

Weighted average shares outstanding — diluted	5,601,441	5,732,106	5,665,042

COMPREHENSIVE INCOME

	Years Ended
	December 31,	December 31,	December 31,
	2005	2006	2007

Net income	$7,088,818	$5,763,059	$6,625,659
Foreign currency translation adjustments	—	(121,911)	567,240

Total comprehensive income	$7,088,818	$5,641,148	$7,192,899

The accompanying notes are an integral part of these consolidated financial statements.

NATIONAL DENTEX CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock				Cumulative
	Number of	$.01 Par	Paid-in	Retained	Translation
	Shares	Value	Capital	Earnings	Adjustment	Total

BALANCE, December 31, 2004	5,263,798	$52,638	$13,502,786	$53,327,961	—	$66,883,385
Issuance of 122,341 shares of common stock under the stock option plans	122,341	1,223	1,508,274			1,509,497
Issuance of 21,526 shares of common stock under the employee stock purchase program	21,526	215	332,832			333,047
Tax benefit associated with exercise of stock options			187,362			187,362
Net income				7,088,818		7,088,818
Issuance of 3,798 shares of common stock as director’s fees	3,798	38	71,934			71,972

BALANCE, December 31, 2005	5,411,463	54,114	15,603,188	60,416,779	—	76,074,081

Cumulative effect of SAB 108 adjustment (see Note 2)				(615,559)		(615,559)
Issuance of 71,567 shares of common stock under the stock option plans	71,567	716	939,227			939,943
Issuance of 25,318 shares of common stock under the employee stock purchase program	25,318	253	432,377			432,630
Tax benefit associated with exercise of stock options			96,105			96,105
Net income				5,763,059		5,763,059
Issuance of 1,064 shares of common stock as director’s fees	1,064	11	23,983			23,994
Stock compensation expense			201,290			201,290
Cumulative translation adjustment					(121,911)	(121,911)

BALANCE, December 31, 2006	5,509,412	55,094	17,296,170	65,564,279	(121,911)	82,793,632

Issuance of 42,450 shares of common stock under the stock option plans	42,450	425	567,407			567,832
Issuance of 24,030 shares of common stock under the employee stock purchase program	24,030	240	295,325			295,565
Tax benefit associated with exercise of stock options			15,859			15,859
Net income				6,625,659		6,625,659
Issuance of 6,227 shares of common stock as director’s fees	6,227	62	165,302			165,364
Stock compensation expense			161,112			161,112
Cumulative translation adjustment					567,240	567,240

BALANCE, December 31, 2007	5,582,119	$55,821	$18,501,175	$72,189,938	$445,329	$91,192,263

The accompanying notes are an integral part of these consolidated financial statements.

NATIONAL DENTEX CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended
	December 31,	December 31,	December 31,
	2005	2006	2007

Cash flows from operating activities:
Net income	$7,088,818	$5,763,059	$6,625,659
Adjustments to reconcile net income to net cash provided by operating activities, net of effects of acquisitions:
Depreciation and amortization	3,939,664	4,814,580	5,338,432
Loss (gain) on disposal of property, plant and equipment	105,398	(329,215)	150,109
Benefit for deferred income taxes	(487,414)	(1,379,347)	(265,149)
Impairment of long-lived assets	10,000	207,847	94,000
Tax benefit associated with exercise of stock options	187,362	96,105	15,859
Provision for bad debts	163,134	30,702	151,330
Losses on write-down of inventories	36,399	162,711	107,791
Stock-based compensation expense	71,972	225,284	326,477
Other non-cash items	—	(117,870)	489,375
Changes in operating assets and liabilities, net of effects of acquisitions:
Increase in accounts receivable	(462,076)	(479,582)	(701,142)
Increase in inventories	(146,854)	(250,830)	(226,117)
(Increase) decrease in prepaid expenses	(602,853)	1,269,889	(2,363,317)
Decrease (increase) in other assets	34,596	3,660	(19,635)
Increase in accounts payable and accrued liabilities	2,819,403	1,071,767	2,828,757

Net cash provided by operating activities	12,757,549	11,088,760	12,552,429

Cash flows from investing activities:
Payment for acquisitions, net of cash acquired	(23,456,720)	(21,402,927)	—
Payment of deferred purchase price	(1,575,780)	(3,205,241)	(2,158,880)
Premiums paid for life insurance policies	(504,425)	(498,856)	(339,921)
Additions to property, plant and equipment	(7,578,413)	(4,899,460)	(7,535,578)
Dispositions of property, plant, and equipment	—	920,333	183,373

Net cash used in investing activities	(33,115,338)	(29,086,151)	(9,851,006)

Cash flows from financing activities:
Borrowings of revolving line of credit	—	1,343,228	55,370,014
Repayments of revolving line of credit	(2,000,000)	—	(52,166,141)
Borrowings of long-term debt	19,884,346	19,625,000	—
Repayments of long-term debt	(1,183,592)	(4,092,355)	(5,775,105)
Net proceeds from issuance of common stock	1,842,544	1,372,573	863,396

Net cash provided (used) by financing activities	18,543,298	18,248,446	(1,707,836)

Effect of Exchange rate changes on cash	—	(4,041)	47,539

Net (decrease) increase in cash and cash equivalents	(1,814,491)	247,014	1,041,126
Cash and cash equivalents at beginning of period	2,215,742	401,251	648,265

Cash and cash equivalents at end of period	$401,251	$648,265	$1,689,391

Supplemental disclosures of cash flow information:
Interest paid (net of capitalized interest of $109,000 in 2005, $18,000 in 2006 and $37,000 in 2007)	$689,118	$1,647,972	$2,853,706

Income taxes paid	$4,289,112	$4,468,811	$5,792,166

Supplemental schedule of non-cash investing and financing activities:
The Company purchased the operations of certain dental laboratories in 2005 and 2006. In connection with these acquisitions, liabilities were assumed as follows:
Fair value of assets acquired including acquired cash	$32,083,000	$28,821,000	$—
Cash purchase price	(24,582,000)	(21,725,000)	—
Deferred purchase price at date of acquisition	(2,444,000)	(967,000)	—

Liabilities assumed	$5,057,000	$6,129,000	$—

NATIONAL DENTEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

(1)	Organization

National Dentex Corporation (the “Company”) owns and operates 41 full-service dental laboratories and seven branch laboratories in 31 states throughout the United States and one Canadian province as of December 31, 2007. Working from dentists’ work orders, the Company’s dental laboratories custom design and fabricate dentures, crowns and fixed bridges, and other dental prosthetic appliances.

(2)	Summary of Significant Accounting Policies

Principles of Consolidation

The Company follows the guidance established in FASB Interpretation No. 46, “Consolidation of Variable Interest Entities”, in presenting the consolidated financial statements. Acquisitions are reflected from the date acquired by the Company (see Note 3) to December 31, 2007. All significant inter-company balances and transactions have been eliminated in consolidation.

Revenue Recognition

Revenue is recognized upon transfer of title and risk of loss, generally as the dentists’ orders are shipped. The Company records shipping and handling fees charged to customers as revenues in accordance with EITF 00-10 “Accounting for Shipping and Handling Fees and Costs”. Shipping and handling costs totaling approximately $10,852,000, $13,365,000 and $15,617,000 for the years ended December 31, 2005, 2006 and 2007, respectively, are included in selling, general and administrative expense.

Staff Accounting Bulletin No. 108

In September 2006, the SEC released SAB 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 permits the Company to adjust for the cumulative effect of misstatements related to prior years, previously deemed to be immaterial, in the carrying amount of assets and liabilities as of the beginning of the current fiscal year, with an offsetting adjustment to the opening balance of retained earnings in the year of adoption. SAB 108 also requires the adjustment of any prior quarterly financial statements in future SEC filings within the fiscal year of adoption for the effects of such misstatements on the quarters when the information is next presented. This adjustment does not require reports previously filed with the SEC to be amended. In addition, registrants are permitted to utilize SAB 108 treatment for errors that had not been previously identified in prior periods.

In the fourth quarter of 2006, management identified an error in the accounting for the Company’s Supplemental Executive Retirement Plans. A component of these plans is the recognition of compensation expense for the eventual payment to the recipient of the retirement benefit. Historically, the Company had recognized this expense over the period between the inception of the individual agreement to the recipient’s anticipated retirement date, and not over the vesting period, which vary up to a maximum of ten years. Generally Accepted Accounting Principles (“GAAP”) requires compensation expense for these arrangements to be recognized over the vesting period. The Company reviewed all agreements and recalculated the correct deferred compensation expense for all affected years, specifically 1995 through 2006, and compared the results to amounts historically recorded. Based upon that review, the Company concluded the errors to be immaterial to all previously issued financial statements under the “rollover method”, the method previously utilized by the Company to evaluate accounting errors. However, the impact of correcting the accumulated error to the 2006 financial statements was material. Accordingly, the Company has applied SAB 108 and adjusted beginning retained earnings for fiscal 2006, net of the related tax effects, in the accompanying consolidated financial statements.

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

Goodwill and Other Indefinite-Lived Intangible Assets Not Subject to Amortization

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, goodwill amortization ceased on December 31, 2001. The Company continually evaluates whether events and circumstances have occurred that indicate that the value of goodwill has been impaired. In accordance with SFAS No. 142, goodwill is evaluated for possible impairment on an annual basis, based on a two-step process. The first step is to compare the fair value of the reporting unit to its carrying amount to determine if there is potential impairment. The second step, used to measure the amount of impairment loss, compares the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. In accordance with SFAS No. 142, the reporting unit is an operating segment or one level below an operating segment (referred to as a component). The Company has determined that the individual laboratories are reporting units. The Company determines fair value using factors based on revenue and operating margins. In the second quarters of 2005, 2006 and 2007, the Company completed the impairment testing and determined that no impairment existed.

Additionally, the Company also recognizes the existence of value in trade names acquired in business combinations and believes the useful life of this intangible to be indefinite based on a long history of utilizing the laboratory trade name. Accordingly, trade names are also evaluated for impairment on an annual basis using a single step method in accordance with SFAS No. 142. Impairment charges related to trade names are recognized when the fair value is less than the carrying value of the asset. Impairment charges related to trade names were recorded in the amount of $10,000, $47,000 and $94,000 for the years ended December 31, 2005, 2006 and 2007, respectively. Trade name impairment charges generally result from a decline in forecasted revenue at specific laboratories in comparison to revenue forecasts used in previous valuation calculations.

Intangible Assets Subject to Amortization

The Company follows the applicable accounting pronouncements — specifically SFAS No. 141 Business Combinations and Emerging Issues Task Force Abstract 02-17 Recognition of Customer Relationship Intangible Assets Acquired in a Business Combination in accounting for purchase business combinations. Non-competition agreements and customer relationship intangibles arising from dental laboratory acquisitions are amortized over their useful lives. The acquisition date fair value of non-competition agreements are deferred and amortized over their economic useful lives, in accordance with the terms of the agreements, over 2 to 15 years. The acquisition date fair value associated with acquired customer relationships are amortized over their estimated useful life, generally ranging over 9 to 12 years.

Advertising and Promotional Costs

Advertising, promotional and marketing costs are charged to earnings in the period in which they are incurred, in accordance with AICPA Statement of Position (SOP) 93-7, “Reporting on Advertising Costs.” These costs were approximately $1,252,000, $1,512,000 and $2,625,000 for the years ended December 31, 2005, 2006 and 2007, respectively.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with maturities of 90 days or less to be cash equivalents. At certain times the Company may have cash investments including overnight repurchase agreements with financial institutions in excess of the $100,000 insured limit of the Federal Deposit Insurance Corporation.

NATIONAL DENTEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable are recorded at the invoiced amount. Service charges are assessed on balances 60 days past due. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in its existing accounts receivable. The Company determines the allowance based on historical write-off experience. Past due balances over 90 days and over a specified amount are also reviewed individually for collectability. Account balances are charged off against the allowance when the Company determines it is probable the receivable will not be recovered. The Company does not have any off-balance-sheet credit exposure related to its customers.

Receivables consist of the following at December 31, 2006 and 2007:

	2006	2007

Trade	$17,312,122	$16,432,268
Allowance for doubtful accounts	(289,992)	(358,552)
Employee	74,822	85,850
Income Taxes	—	1,618,647
Other	841,116	780,324

Total Receivables	$17,938,068	$18,558,537

Following are the changes in the allowance for doubtful accounts during the years ended December 31, 2005, 2006 and 2007:

	Balance at	Charged to		Acquired in	Balance at
	Beginning	Costs and		Purchase Business	End of
	of Period	Expenses	Write-offs	Combinations	Period

Allowance for Doubtful Accounts:
December 31, 2005	$181,181	163,134	138,534	94,000	299,781
December 31, 2006	299,781	30,702	94,224	53,733	289,992
December 31, 2007	289,992	151,330	82,770	—	358,552

Inventories

Inventories consist of the following:

	December 31, 2006	December 31, 2007

Raw Materials	$5,853,793	$5,941,931
Work in Process	1,112,467	1,160,686
Finished Goods	246,715	251,445

	$7,212,975	$7,354,062

Inventories are stated at the lower of cost (first-in, first-out) or market. Work in process represents an estimate of the value of specific orders in production yet incomplete at period end. Finished goods consist of completed orders that were shipped to customers immediately subsequent to period end.

NATIONAL DENTEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Gains and losses are recognized upon the disposal of property and equipment, and the related accumulated depreciation and amortization are removed from the accounts. Maintenance, repairs and betterments that do not enhance the value of or increase the life of the assets are charged to operations as incurred. The Company follows SFAS No. 34 “Capitalization of Interest Cost” (“SFAS No. 34”). Under SFAS No. 34, interest costs, if incurred, should be capitalized as part of the cost of acquiring or constructing qualifying assets. The Company had two qualifying assets which required a period of time to make ready for their intended use. Capitalized interest which is classified as Leasehold and Building Improvements totaled approximately $109,000, $18,000 and $37,000 for the years ended December 31, 2005, 2006 and 2007, respectively.

Depreciation expense totaled approximately $2,372,000, $3,135,000 and $4,055,000 for the years ended December 31, 2005, 2006 and 2007, respectively.

Impairment of Long-Lived Assets

At each balance sheet date, management evaluates the recoverability of the long-lived assets, including property and equipment and intangible assets, using certain financial indicators, such as historical and future ability to generate income from operations. The Company’s policy is to assess long-lived asset impairment in the period when it is determined that the carrying amount of the asset may not be recoverable. The determination is based on an evaluation of such factors as the occurrence of a significant event, a significant change in the environment in which the business operates or if the expected future undiscounted cash flows become less than the carrying amount of the asset.

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

The Company also follows FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109”, (“FIN 48”).” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The minimum threshold is defined in FIN 48 as a tax position that is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or

NATIONAL DENTEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

litigation processes, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement.

Earnings per Share

In accordance with the disclosure requirements of SFAS No. 128, “Earnings per Share,” basic earnings per share is computed by dividing net income by the weighted average number of shares outstanding and diluted earnings per share reflects the dilutive effect of potential common shares. The weighted average number of shares outstanding, the dilutive effects of outstanding stock options and the shares under option plans that were anti-dilutive for the years ended December 31, 2005, 2006 and 2007 are as follows:

	Years Ended December 31,
	2005	2006	2007

Weighted average number of shares used in basic earnings per share calculation	5,333,597	5,484,741	5,540,496
Incremental shares under option and employee stock purchase plans	267,844	247,365	124,546

Weighed average number of shares used in diluted earnings per share calculation	5,601,441	5,732,106	5,665,042

Shares under option plans excluded in computation of diluted earnings per share due to anti-dilutive effects	NONE	1,927	1,215

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

Comprehensive Income

SFAS No. 130, “Reporting Comprehensive Income,” requires disclosure of all components of comprehensive income on an annual and interim basis. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The Company’s total comprehensive income was as follows for the periods presented:

	Year Ended December 31,
	2005	2006	2007

Net income	$7,088,818	$5,763,059	$6,625,659
Foreign currency translation adjustments	—	(121,911)	567,240

Total comprehensive income	$7,088,818	$5,641,148	$7,192,899

NATIONAL DENTEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accumulated other comprehensive (loss), income at December 31, 2006 and 2007 of ($121,911) and $445,329, respectively, as presented in the equity section of the consolidated balance sheet is entirely attributable to accumulated foreign currency translation adjustments.

Disclosures about Segments of an Enterprise

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS No. 131 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate financial information is available for the evaluation by the chief operating decision maker, or decision-making group, in making decisions how to allocate resources and assess performance.

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

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS No. 157”), “Fair Value Measurements.” Among other requirements, SFAS 157 defines fair value and establishes a framework for measuring fair value and also expands disclosure about the use of fair value to measure assets and liabilities. SFAS 157 prescribes a single definition of fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS 157 is effective beginning the first fiscal year that begins after November 15, 2007. However, in January 2008, the FASB issued FASB Staff Position FAS 157-b, “Effective Date of FASB Statement No. 157” (‘‘FSP FAS 157-b”). This FSP permits entities to elect to defer the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Company has elected to defer the adoption of SFAS No. 157 for those assets and liabilities included in FSP FAS 157-b. The Company believes the adoption of SFAS No. 157 will not have a material impact on its financial position and results of operations.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, including an amendment of FASB Statement No. 115 (“SFAS No. 159”). SFAS No. 159 permits entities to choose, at specified election dates, to measure eligible items at fair value (the “fair value option”). A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting period. This accounting standard is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company believes the adoption of SFAS No. 159 will not have a material impact on its financial position and results of operations.

In December 2007, the FASB issued FAS No. 141 (Revised 2007), “Business Combinations” (“FAS 141(R)”). FAS 141(R) establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements, the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of business combinations. FAS 141 (R) is effective on a prospective basis for financial statements issued for fiscal years beginning after December 15, 2008.

NATIONAL DENTEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accordingly, any business combination the Company enters into after December 31, 2008 will be subject to this new standard.

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

In addition, in certain transactions, the Company executes non-compete agreements with the former owners and other key employees. The fair value of these agreements is recognized in purchase accounting as an identifiable intangible asset and is amortized over the estimated economic life of the agreement. All acquisitions have been reflected in the accompanying consolidated financial statements from the date of acquisition and have been accounted for as purchase business combinations in accordance with SFAS No. 141, “Business Combinations” (“FAS 141”). Purchase price is allocated to acquired assets and liabilities based on estimates of their related fair values. Subsequent to the purchase date, the Company continues to evaluate the initial purchase price allocations for the acquisitions and will adjust the allocations as additional information about the fair market values of the assets and liabilities of the businesses previously identified becomes known. These purchase price adjustments can occur for up to one year from the acquisition date.

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

NATIONAL DENTEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The total purchase price has been allocated to the acquired assets and liabilities based on estimates of their related fair values. The total purchase price was allocated as follows as of December 31, 2006:

	Year Ended December 31, 2006
	Keller	Impact Dental
	Group,	Laboratory	Total
	Incorporated	Limited	Acquired

Total Purchase Price	$19,692,000	$3,000,000	$22,692,000
Less Fair Market Values Assigned to
Tangible Assets and Liabilities:
Cash	318,000	4,000	322,000
Accounts receivable	2,008,000	418,000	2,426,000
Inventories	292,000	133,000	425,000
Property, plant and equipment	1,571,000	422,000	1,993,000
Other assets	122,000	49,000	171,000
Accounts payable	(546,000)	(151,000)	(697,000)
Accrued and other liabilities	(3,807,000)	(520,000)	(4,327,000)
Assumed debt	(1,034,000)	(71,000)	(1,105,000)
Less Fair Market Values Assigned to
Intangible Assets:
Customer relationships	1,000,000	294,000	1,294,000
Trade names	3,100,000	348,000	3,448,000
Non-compete agreements	500,000	50,000	550,000

Goodwill	$16,168,000	$2,024,000	$18,192,000

Certain acquisition agreements contain provisions for additional payments based on earnings goals. There were no contingent obligations associated with these 2006 acquisitions. Payments are recorded as goodwill when they are determinable. Acquired goodwill in certain situations may be tax deductible over a fifteen-year period, as allowed under Internal Revenue Service Code Section 197. However, acquired goodwill for those acquisitions completed in 2006 is not tax deductible.

The following unaudited pro forma operating results of the Company assume the acquisitions of 2006 had been made as of January 1, 2006. Such information includes adjustments to reflect additional depreciation, non-compete and customer relationship amortization and interest expense, and is not necessarily indicative of what the results of operations would actually have been or of the results of operations in future periods.

	Years Ended
	December 31, 2006	December 31, 2007

Net sales	$168,019,000	$170,361,000
Net income	6,184,000	6,626,000
Net income per share:
Basic	$1.13	$1.20
Diluted	$1.08	$1.17

NATIONAL DENTEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(4)	Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill for the years ended December 31, 2006 and 2007 are as follows:

	Years Ended
	December 31, 2006	December 31, 2007

Balance as of January 1	$48,242,000	$68,001,000
Goodwill acquired during the year	18,192,000	—
Adjustments related to contingent consideration	1,644,000	667,000
Adjustments related to the finalization of preliminary purchase estimates	—	(31,000)
Effects of exchange rate changes	(77,000)	350,000

Balance as of December 31	$68,001,000	$68,987,000

The changes in the consolidated goodwill balance for 2006 and 2007 as summarized in the above table relate to the NDX Laboratories reportable segment except for the goodwill recognized in connection with Keller (acquired in 2006) as further described in Note 3. As of December 31, 2007, the goodwill balances for the Green, Keller and NDX Laboratories operating segments are $15,208,000, $16,143,000 and $37,636,000, respectively.

The Company’s contingent laboratory purchase price liabilities subject to acquisition agreements that are tied to earnings performance, generally over a three year period, as defined in the purchase agreements, are approximately $300,000 as of December 31, 2007. As the contingency is resolved, the payments are recorded as goodwill. In connection with dental laboratory acquisitions, the Company has identified certain other intangible assets including trade names, customer relationships and non-competition agreements.

Trade Names

Trade names as acquired are valued using a quantification of the income generated based on the recognition afforded by the trade name in the marketplace, using the relief-from-royalty valuation approach. Company practice is to use existing and acquired trade names in perpetuity, and consequently they have been treated as indefinite-lived intangibles. While these assets are not subject to amortization, they are tested for impairment on an annual basis in accordance with SFAS No. 142. The Company uses the relief-from-royalty valuation approach at each fiscal year end to determine the value of the asset. Trade name impairment charges resulted from a decline in forecasted revenue at specific laboratories in comparison to revenue forecasts used in previous valuation calculations. The Company recorded impairment charges of $47,000 and $94,000 in the fourth quarter of 2006 and 2007, respectively. Impairment charges are a component of selling, general and administrative expense.

The changes in the carrying amount of trade names for the years ended December 31, 2006 and 2007 are as follows:

	Years Ended
	December 31, 2006	December 31, 2007

Beginning of year	$5,644,000	$9,032,000
Trade names acquired during the year	3,448,000	—
Effects of exchange rate changes	(13,000)	60,000

Trade Names	9,079,000	9,092,000
Less: Charged to Impairment Expense	(47,000)	(94,000)

Trade Names — End of year	$9,032,000	$8,998,000

NATIONAL DENTEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

	Years Ended
	December 31, 2006	December 31, 2007

Beginning of year	$6,663,000	$7,945,000
Customer relationships acquired during the year	1,294,000	—
Effects of exchange rate changes	(12,000)	48,000

Customer Relationships, Gross	7,945,000	7,993,000
Less: Accumulated amortization	(1,646,000)	(2,418,000)

Customer Relationships, Net — End of year	$6,299,000	$5,575,000

Amortization expense associated with customer relationships totaled approximately $599,000, $702,000 and $771,000 for the years ended December 31, 2005, 2006 and 2007, respectively, and is recorded as operating expenses. Future amortization expense of the current customer relationship balance will be approximately:

2008	$771,000
2009	771,000
2010	771,000
2011	771,000
2012	701,000
Thereafter	1,790,000

$5,575,000

Non-competition Agreements

In connection with acquisitions, the Company has executed non-compete agreements with certain individuals, ranging over periods of 2 to 15 years. The weighted-average amortization period, which is based on the estimated useful life of the agreement, for acquisitions completed in 2005 and 2006 was 10.7 years and 9.5 years, respectively. The amounts assigned to non-competition agreements are amortized on a straight-line basis over the economic useful life of the agreement, and are recorded as operating expenses.

	Years Ended
	December 31,	December 31,
	2006	2007

Beginning of year	$9,998,000	$10,546,000
Non-competition agreements acquired during the year	550,000	—

Non-competition agreements, gross	10,548,000	10,546,000
Less: Accumulated amortization	(8,321,000)	(8,809,000)
Effects of exchange rate changes	(2,000)	7,000

Non-competition agreements, net	$2,225,000	$1,744,000

NATIONAL DENTEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Amortization expense associated with non-competition agreements totaled approximately $945,000, $939,000 and $489,000 for the years ended December 31, 2005, 2006 and 2007, respectively.

Future amortization expense of non-competition agreements will be approximately:

2008	$296,000
2009	274,000
2010	266,000
2011	225,000
2012	170,000
Thereafter	513,000

$1,744,000

(5)	Income Taxes

The following is a summary of the provision (benefit) for income taxes:

	Years Ended
	December 31,	December 31,	December 31,
	2005	2006	2007

Federal —
Current	$3,797,588	$4,229,525	$2,985,255
Deferred	(253,942)	(1,220,661)	(189,842)

	3,543,646	3,008,864	2,795,413

State —
Current	838,069	818,938	860,500
Deferred	(48,010)	(158,686)	(25,700)

	790,059	660,252	834,800

Foreign —
Current	—	—	237,848
Deferred	—	—	(7,848)

	—	—	230,000

	$4,333,705	$3,669,116	$3,860,213

Deferred income taxes are comprised of the following at December 31, 2006 and 2007:

	2006	2007

Deferred Tax Assets:
Non-compete agreements	$1,090,582	$1,046,036
Other liabilities	2,449,479	2,703,010
Vacation benefits	685,282	714,177
Inventory basis differences	271,667	274,563
Receivables basis differences	15,442	11,873

Total deferred tax assets	4,512,452	4,749,659

Deferred Tax Liabilities:
Depreciation differences	(2,232,646)	(2,220,792)
Intangible amortization differences	(7,675,445)	(7,701,118)

Total deferred tax liabilities	(9,908,092)	(9,921,910)

Net deferred tax asset/liability	$(5,395,640)	$(5,172,251)

NATIONAL DENTEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Through December 31, 2007, the Company has not provided deferred income taxes on the undistributed earnings of its foreign subsidiary because such earnings are intended to be permanently reinvested outside the U.S. Determination of the potential deferred income tax liability on these undistributed earnings is not practicable. At December 31, 2007, the Company had $230,000 of undistributed earnings in its foreign subsidiary.

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

A reconciliation between the provision for income taxes computed at statutory rates and the amount reflected in the accompanying statements of income is as follows:

	December 31,	December 31,	December 31,
	2005	2006	2007
Statutory federal income tax rate	35.0%	35.0%	35.0%
State income tax, net of federal income tax benefit	4.6	4.6	4.9
Other	(1.7)	(.7)	(3.1)

Effective income tax rate	37.9%	38.9%	36.8%

The Company adopted the provisions of FIN 48 on January 1, 2007. At December 31, 2006 the Company had recorded $296,000 of unrecognized tax benefits and related interest and penalties of $51,000. This liability related to ongoing tax filing positions taken by the Company in its previously filed US Federal and State tax returns. In connection with the adoption of FIN 48, the Company determined this $347,000 met the FIN 48 recognition provisions and no material adjustments were required upon adoption. Interest and penalties, as appropriate, are recorded as a component of the Company’s tax liability and tax provision. Interest and penalties recorded for the year ended December 31, 2007 were approximately $51,000.

A reconciliation of the beginning and ending amount of unrecognized tax benefits, exclusive of accrued interest and penalties of $51,000 at January 1, 2007 and $102,000 at December 31, 2007, is as follows:

Unrecognized tax benefits at January 1, 2007	$296,000
Additions based on tax positions related to the current year	1,599,000
Additions for tax positions of prior years	138,000

Unrecognized tax benefits at December 31, 2007	$2,033,000

These balances represent unrecognized tax benefits that would decrease the Company’s effective tax rate upon recognition. The Company believes that it is reasonably possible unrecognized tax benefits of $570,000 and accruals for interest and penalties of $102,000 will decrease in 2008 as a result in the lapse of the statute of limitations. Additionally, the Internal Revenue Service (“IRS”) commenced an examination of the Company’s U.S. income tax returns for 2003 through 2006 in the second quarter of 2007. As of December 31, 2007, the tax years that remain subject to examination by the IRS and other jurisdictions are 2002 to 2007.

(6)	Lines of Credit and Term Loan Facility

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

NATIONAL DENTEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

payment due on the fifth anniversary of the Amended Agreement. The Amended Agreement required compliance with certain covenants, including the maintenance of specified net worth, income and other financial ratios.

In October 2006, the Company borrowed against its acquisition line of credit to finance the acquisition of Keller Group, Incorporated (“Keller”). In order to refinance the borrowings incurred for the Keller acquisition, the Company and the Bank executed a Second Amended and Restated Loan Agreement as of November 7, 2006 (the “Second Agreement”) comprised of uncollateralized senior credit facilities totaling $60,000,000. The Second Agreement amended and restated the Amended Agreement (a) to increase the term loan facility to an aggregate principal amount of $35,000,000 and used the proceeds of the increase in the term loan to repay the outstanding principal balance under the acquisition line of credit and (b) to adjust the allocation of availability under the lines of credit by increasing the revolving line of credit to $10,000,000 ($5,000,000 of which may be used for future acquisitions) and decreasing the acquisition line of credit from $20,000,000 to $15,000,000. The interest rate on both lines of credit and the term loan is now the prime rate or, at the Company’s option, LIBOR, a cost of funds rate or the Bank’s fixed rate, plus, in each case, a range of 1.25% to 3.00%, depending on the ratio of consolidated total funded debt to consolidated “EBITDA”, as each is defined in the Second Agreement. The term loan facility portion of the Second Agreement requires monthly interest payments and monthly payments of principal, based on a seven year amortization schedule, with a final payment due on the fifth anniversary of the Second Agreement. The acquisition line of credit and the first line of credit mature on the third anniversary of the Second Agreement. The Second Agreement requires compliance with certain covenants, including the maintenance of specified net worth, income and other financial ratios. The Second Agreement was amended effective June 30, 2007 to revise certain financial targets within these covenants.

As of December 31, 2007, $5,453,000 was available under the revolving line of credit and $15,000,000 was available under the acquisition line of credit.

	December 31,	December 31,
	2006	2007

Total long-term debt	$35,458,000	$29,695,000
Less: Current maturities	5,769,000	5,064,000

Long-term debt, less current portion	$29,689,000	$24,631,000

The table below reflects the contractual repayment terms associated with the existing Second Amended Agreement at December 31, 2007. The interest rate associated with the Company’s borrowings as of December 31, 2007 was 7.8%.

Principal Due

Fiscal 2008	5,064,000
Fiscal 2009	5,044,000
Fiscal 2010	5,004,000
Fiscal 2011	14,583,000

Total	$29,695,000

(7)	Benefit Plans

The Company has a qualified retirement plan under Internal Revenue Code Sections 401(a) and 401(k) (the “401(k) Plan”). The 401(k) Plan allows contributions of up to 10% of a participant’s salary, a portion of which is matched in cash by the Company. The Company contributes cash once a year, within 120 days after December 31, the 401(k) Plan’s year-end. All employees are eligible to participate in the 401(k) Plan after completing one year of service with the Company and the attainment of age 21. Participants are fully vested immediately in employee contributions and become fully vested in the Company’s matching contributions after six years of service or upon

NATIONAL DENTEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

attaining age 65. The Company has incurred charges to operations of approximately $668,000, $777,000 and $826,000 to match contributions for the years ended December 31, 2005, 2006 and 2007, respectively.

The Company has a cash incentive plan (the “Laboratory Plan”) for dental laboratory management and other designated key employees who could directly influence the financial performance of an individual dental laboratory. Eligibility is determined annually for each laboratory. Each participant is eligible to receive an amount based on the achievement of certain earnings levels and other performance metrics by the participant’s laboratory, as defined. The Company has incurred charges to operations of approximately $4,419,000, $4,081,000 and $3,872,000 for the years ended December 31, 2005, 2006 and 2007, respectively, under the Laboratory Plan.

The Company has an executive bonus plan (the “Executive Plan”) for key executives and management of the Company. Eligibility to participate in this plan is determined annually. Participants are eligible to receive a cash bonus, based on a percentage of salary, dependent upon the achievement of earnings targets, as defined. The bonus is distributed within 90 days after year-end. The Company has incurred aggregate charges to operations of approximately $575,000, $150,000 and $448,000, for the years ended December 31, 2005, 2006 and 2007, respectively, with respect to this plan.

The Company established a Supplemental Executive Retirement Plan (“SERP”) for certain key employees providing for annual benefits payable over a period of 10 years beginning at age 65 or date of retirement. Benefits are funded by life insurance contracts purchased by the Company. These benefits vest to the participating employees over periods of up to ten years. The charges to expense for the years ended December 31, 2005, 2006 and 2007, were approximately $483,000, $495,000 and $727,000, respectively and are recorded as accrued liabilities.

(8)	Commitments and Contingencies

Operating Leases

The Company is committed under various non-cancelable operating lease agreements covering its office space and dental laboratory facilities and certain equipment. Certain of these leases also require the Company to pay maintenance, repairs, insurance and related taxes. The total rental expense for the years ended December 31, 2005, 2006 and 2007 was approximately $3,943,000, $4,135,000 and $5,061,000 respectively. The approximate aggregate minimum lease commitments under these operating leases as of December 31, 2007 are as follows:

Year	Amount

2008	4,029,000
2009	3,473,000
2010	2,981,000
2011	2,669,000
2012	2,370,000
Thereafter	6,648,000

$22,170,000

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

NATIONAL DENTEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(9)  Stock Options and Employee Stock Purchase Plan

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

The following summarizes the transactions of the Company’s LTIP for the years ended December 31, 2005, 2006 and 2007:

	2005		2006		2007
		Weighted Average		Weighted Average		Weighted Average
	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price

Outstanding at beginning of year	449,069	$11.95	359,181	$12.14	308,544	$12.10
Granted	—	—	—	—	—	—
Exercised	(80,917)	11.21	(45,592)	12.35	(39,900)	13.34
Canceled	(8,971)	10.97	(5,045)	12.78	(25,079)	13.15

Outstanding at end of year	359,181	$12.14	308,544	$12.10	243,565	$11.79

Exercisable at end of year	359,181	$12.14	308,544	$12.10	243,565	$11.79
Weighted average fair value of options granted	$—		$—		$—

	Options Outstanding			Options Exercisable
	Number	Weighted Average	Weighted Average	Number	Weighted Average
	Outstanding at	Remaining	Exercise Price	Exercisable	Exercise Price
Exercise Price Range	12/31/07	Contractual Life	per Share	at 12/31/07	Per Share

$8.17 to $10.00 per share	56,550	2.3	$8.67	56,550	$8.67
$10.17 to $11.17 per share	50,640	1.1	10.24	50,640	10.24
$13.50 to $16.59 per share	136,375	3.1	13.66	136,375	13.66

	243,565	2.5	$11.79	243,565	$11.79

In January 2001, the Company’s Board of Directors adopted the 2001 Stock Plan. Under this plan, the Board may grant share based payments to key employees, officers and directors of the Company. The Board reserved 450,000 shares of common stock for issuance under the Plan. In April 2004, the Board amended the 2001 Stock Plan to increase the number of shares of common stock reserved for issuance under the plan from 450,000 to 825,000. An aggregate of 392,057 shares remain available for future grants under this plan. Options under this plan to date vest over three years from date of grant with a maximum term of ten years.

NATIONAL DENTEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following summarizes the transactions of the Company’s 2001 Stock Plan for the years ended December 31, 2005, 2006 and 2007:

	2005		2006		2007
		Weighted Average		Weighted Average		Weighted Average
	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price

Outstanding at beginning of year	407,350	$14.55	358,925	$14.52	331,950	$14.52
Granted	—	—	—	—	—	—
Exercised	(41,425)	15.04	(25,975)	14.52	(2,550)	13.96
Canceled	(7,000)	13.56	(1,000)	13.37	(11,400)	14.51

Outstanding at end of year	358,925	$14.52	331,950	$14.52	318,000	$14.53

Exercisable at end of year	328,741	$14.62	331,950	$14.52	318,000	$14.53
Weighted average fair value of options
granted	$—		$—		$—

	Options Outstanding			Options Exercisable
	Number	Weighted Average	Weighted Average	Number	Weighted Average
	Outstanding at	Remaining	Exercise Price	Exercisable	Exercise Price
Exercise Price Range	12/31/07	Contractual Life	Per Share	at 12/31/07	Per Share

$13.37 to $13.37 per share	168,650	4.1	$13.37	168,650	$13.37
$13.93 to $16.45 per share	149,350	3.9	15.83	149,350	15.83

	318,000	4.0	$14.53	318,000	$14.53

Also, the Company has the 1992 Employees’ Stock Purchase Plan (the “Stock Purchase Plan”), as amended by the stockholders in May 2007, under which an aggregate of 450,000 shares of the Company’s common stock have been reserved. These shares may be purchased in the current plan year through a payroll deduction program, primarily at a price equal to 85% of the fair market value of the common stock on either April 1, 2007 or March 31, 2008, whichever is lower. Approximately 150,000 shares are available for future purchases as of December 31, 2007. The number of shares of common stock purchased through the Stock Purchase Plan for 2005, 2006 and 2007 were 21,526, 25,318, and 24,030 respectively.

(10)	Stock-Based Compensation

The Company adopted the provisions of Statement of Financial Accounting Standard No. 123 (Revised 2004) (“SFAS 123R”), Share Based Payments and Staff Accounting Bulletin No. 107 (“SAB 107”) on January 1, 2006. SFAS 123R requires the Company to measure and recognize in its consolidated statement of income the expense associated with all share-based payment awards made to employees and directors. The Company’s awards include stock options awards and shares issued under the terms of the Company’s Employee Stock Purchase Plan (“ESPP”). The estimated fair value of stock compensation cost is recognized over the employees’ or directors’ service vesting period. The Company implemented SFAS 123R using the modified prospective approach. All stock options issued prior to January 1, 2006 were fully vested upon implementation of SFAS 123R.

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

NATIONAL DENTEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As a result of the adoption of FAS 123R, the accompanying consolidated statement of income for the years ended December 31, 2006 and 2007 include $153,000 and $161,000 of stock based compensation expense. Compensation cost is measured on the grant date of the option, which is the date the Company’s Board of Directors approves the granting of the option. Compensation cost on discounts associated with ESPP purchases is estimated on the date that share rights are granted. To measure the fair value of stock option grants, the Company utilizes the Black-Scholes option valuation method. The requisite service period for substantially all of the Company’s stock options is the explicit vesting period included in the terms of the stock option award. Accordingly, the Company estimates compensation expense based on the number of options it believes will ultimately vest, which includes an estimate of the number of options expected to be forfeited. The estimated fair value of stock option grants will be recognized on a straight line basis over the requisite service period of the award. The Company periodically reviews its estimate of forfeitures and revises the estimate as facts and circumstances warrant.

In April, 2001 the Company’s shareholders approved the 2001 Stock Plan (the “2001 Plan”), under which awards may be granted to key employees, officers and directors in the form of stock options. The Company’s shareholders approved an amendment to the 2001 Plan on May 16, 2006 to allow for the issuance of restricted stock and restricted stock units. The maximum number of shares or units that may be issued under the 2001 Plan, as amended, is 825,000, subject to a sub-limit of 82,500 shares for restricted stock awards and restricted stock unit awards. At December 31, 2007, options to purchase a total of 318,000 shares were outstanding and there were 392,057 shares available for grant under the 2001 Plan. The Company also has the 1992 Long Term Incentive Plan (the “LTIP”) under which similar stock options also were granted. At December 31, 2007, options to purchase a total of 243,565 shares were outstanding under the LTIP. No further awards will be made under the LTIP. Stock option awards granted under the 2001 Plan and the LTIP generally vest ratably over three years on the anniversary date of the grants and are exercisable generally over a period of ten years.

In 1992, shareholders approved the establishment of the ESPP commencing April 1, 1992. Upon enrollment, employees purchase shares of the Company’s common stock at the end of each plan year, through payroll deductions, at a discount of 15% of the lower of the market price on the date of grant or the date of exercise, as quoted on NASDAQ.

A summary of stock option activity and related information for the year ended December 31, 2007, and the year ended December 31, 2006 is as follows:

	LTIP Plan		2001 Plan
		Weighted-		Weighted-
	Shares	Average	Shares	Average
	Underlying	Exercise	Underlying	Exercise
	Options	Price	Options	Price

Outstanding December 31, 2005	359,181	$12.14	358,925	$14.52
Granted	—	—	—	—
Exercised	(45,592)	12.35	(25,975)	14.52
Forfeited	(5,045)	12.78	(1,000)	13.37

Outstanding December 31, 2006	308,544	$12.10	331,950	$14.52
Granted	—	—	—	—
Exercised	(39,900)	13.34	(2,550)	13.96
Forfeited	(25,079)	13.15	(11,400)	14.51

Outstanding December 31, 2007	243,565	$11.79	318,000	$14.53
Exercisable at end of period:	243,565	$11.79	318,000	$14.53

For the year ended December 31, 2007, the Company granted 6,001 shares of restricted stock and 6,003 restricted stock units as directors’ fees under the 2001 Plan, as amended in May 2006. For the year ended December 31, 2006, the Company granted 1,596 shares of restricted stock and 3,192 restricted stock units as

NATIONAL DENTEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

directors’ fees. The Company recorded stock-based compensation expense related to these shares and units of $165,365 and $72,000 for the years ended December 31, 2007 and 2006.

The following table summarizes restricted stock and restricted stock unit awards for the year ended December 31, 2007 and year ended December 31, 2006 as follows:

	Restricted Stock		Restricted Stock Units
		Weighted-Average		Weighted-Average
		Grant Date Fair		Grant Date Fair
	Number of Shares	Value	Number of Shares	Value

Nonvested December 31, 2005	—	—	—	—
Granted	1,596	$22.55	3,192	$22.55
Vested	—	—	—	—

Nonvested December 31, 2006	1,596	$22.55	3,192	$22.55
Granted	6,001	$17.99	6,003	$17.99
Vested	1,596	$22.55	3,192	$22.55

Nonvested December 31, 2007	6,001	$17.99	6,003	$17.99

As of December 31, 2007, there was $100,125 and $40,500 of total unrecognized compensation cost for restricted stock and restricted stock units, respectively, and no unrecognized compensation cost related to stock options. That cost will be recognized over a weighted average period of 12 months. As of December 31, 2006, there was $12,000 and $24,000 of total unrecognized compensation cost for restricted stock and restricted stock units, respectively, and no unrecognized compensation cost related to stock options. The total aggregate intrinsic value of share-based payments outstanding as of December 31, 2007 is $1,449,000. Aggregate intrinsic value is calculated by subtracting the exercise price of the option from the closing price of the Company’s common stock on December 31, 2007 multiplied by the number of shares per each option. In addition, the weighted average remaining contractual life of options outstanding as of December 31, 2007 is 3.2 years. The total intrinsic value of options exercised during the year ended December 31, 2007 was $108,000.

The following tables summarize the significant assumptions used to estimate stock compensation costs for the periods indicated:

	January 1-	April 1-
	March 31,	December 31,
	2007	2007

Weighted-Average Grant Date Fair Value	$6.69	$4.18
Risk-free interest rate	5.27%	4.92%
Expected Volatility	33.19%	30.29%
Expected Holding Period	1.0 Year	1.0 Year
Expected Forfeiture Rate	5.70%	9.67%
Expected Dividends	None	None

NATIONAL DENTEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	January 1-	April 1-
	March 31,	December 31,
	2006	2006

Weighted-Average Grant Date Fair Value	$4.41	$6.69
Risk-free interest rate	1.61%	5.27%
Expected Volatility	26.77%	33.19%
Expected Holding Period	1.0 Year	1.0 Year
Expected Forfeiture Rate	5.70%	5.70%
Expected Dividends	None	None

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

January 1-December 31, 2005

Weighted-Average Grant Date Fair Value	$4.41
Risk-free interest rate	1.61%
Expected Volatility	26.77%
Expected Holding Period	1.0 Year
Expected Dividends	None

NATIONAL DENTEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

NATIONAL DENTEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth information about the Company’s reportable segments for the years ended December 31, 2007, 2006 and 2005. Prior to the fourth quarter of 2006 the Company had two reportable segments and prior to 2005 the Company had only one reportable segment.

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2005	2006	2007

Revenue:
NDX Laboratories	$121,370,004	$126,543,054	$127,388,588
Green Dental Laboratory	14,513,115	18,817,607	19,859,770
Keller Group	—	4,863,988	23,843,093

Subtotal	135,883,119	150,224,649	171,091,451
Inter-segment Revenues:
NDX Laboratories	—	—	370,913
Green Dental Laboratory	40,445	117,242	199,525
Keller Group	—	—	160,384

Net Sales	$135,842,674	$150,107,407	$170,360,629

Laboratory Operating Income:
NDX Laboratories	$19,586,603	$16,840,606	$17,572,491
Green Dental Laboratory	3,571,803	4,820,007	4,665,630
Keller Group	—	446,151	3,228,640

	$23,158,406	$22,106,764	$25,466,761

Total Assets:
NDX Laboratories	$81,747,877	$87,414,371	$87,811,020
Green Dental Laboratory	26,889,263	26,537,905	26,756,893
Keller Group	—	24,848,553	25,769,930
Corporate	8,481,870	9,689,455	15,301,300

	$117,119,010	$148,490,284	$155,639,143

Capital Expenditures:
NDX Laboratories	$6,533,065	$4,670,309	$4,604,908
Green Dental Laboratory	86,529	350,299	463,763
Keller Group	—	45,073	756,581
Corporate	958,819	519,572	1,871,058

	$7,578,413	$5,585,253	$7,696,310

Depreciation & Amortization on Property, Plant & Equipment:
NDX Laboratories	$1,625,370	$2,152,833	$2,579,090
Green Dental Laboratory	205,183	271,476	330,820
Keller Group	—	98,433	452,935
Corporate	541,878	611,757	691,769

	$2,372,431	$3,134,499	$4,054,614

NATIONAL DENTEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Reconciliation of Laboratory Operating Income with reported Consolidated Operating Income:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2005	2006	2007

Laboratory Operating Income	$23,158,406	$22,106,764	$25,466,761
Less:
Corporate Selling, General and Administrative Expenses	9,503,542	9,623,752	10,894,225
Amortization Expense — Intangible Assets	1,567,233	1,528,059	1,283,720
Add:
Other Expense	646,436	786,292	771,660

Consolidated Operating Income	$12,734,067	$11,741,245	$14,060,476

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL DENTEX CORPORATION

By:	/s/ DAVID L. BROWN
David L. Brown, President & CEO

March 12, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DAVID V. HARKINS David V. Harkins	Chairman of the Board and Director	March 12, 2008

/s/ JACK R. CROSBY Jack R. Crosby	Director	March 12, 2008

/s/ THOMAS E. CALLAHAN Thomas E. Callahan	Director	March 12, 2008

/s/ NORMAN F. STRATE Norman F. Strate	Director	March 12, 2008

/s/ JAMES E. MULVIHILL, D.M.D. James E. Mulvihill, D.M.D.	Director	March 12, 2008

/s/ DAVID L. BROWN David L. Brown	President, CEO, and Director (Principal Executive Officer)	March 12, 2008

/s/ WAYNE M. COLL Wayne M. Coll	Vice President & Chief Financial Officer (Principal Financial Officer)	March 12, 2008

EXHIBIT INDEX

Exhibit No.		Description of Exhibit

3	.1(5)	Restated Articles of Organization of the Company, filed with the Massachusetts Secretary of State on October 14, 1993.
3	.2(5)	Articles of Amendment, filed with the Massachusetts Secretary of the Commonwealth on September 26, 1995.
3	.3(5)	By-Laws of the Company, as amended on December 31, 1982 and May 26, 1992.
10	.1(3)*	Amended & Restated 2001 Stock Plan, as amended on May 16, 2006.
10	.2(2)*	Change of Control Severance Agreement between the Company and David L. Brown, dated January 23, 2001.
10	.3(2)*	Form of Change of Control Severance Agreements between the Company and each of Arthur Champagne, Richard G. Mariacher and Donald E. Merz dated January 23, 2001, and Lynn D. Dine dated May 1, 2004.
10	.4(1)*	Employment Agreement between the Company and Donald E. Merz, dated November 1, 1983.
10	.5(4)*	1992 Long-Term Incentive Plan, as amended.
10	.6(4)*	Employment Agreement between the Company and Richard F. Becker, Jr., dated April 1, 1995.
10	.7(4)*	Change of Control Severance Agreement between the Company and Richard F. Becker, Jr., dated April 1, 1995.
10	.8(4)*	Employment Agreement between the Company and David L. Brown, dated April 1, 1995.
10	.9(7)*	National Dentex Corporation Laboratory Incentive Compensation Plan, dated May 17, 2001.
10	.10(7)*	National Dentex Corporation Key Employee and Corporate Support Group Incentive Compensation Plan.
10	.11(7)*	National Dentex Corporation Employees’ Stock Purchase Plan, as amended effective April 4, 2000.
10	.12(14)*	Second Amendment to National Dentex Corporation Employees’ Stock Purchase Plan.
10	.13(11)	Second Amended and Restated Loan Agreement by and between Bank of America, N.A., National Dentex Corporation and Green Dental Laboratories, Inc. dated November 7, 2006.
10	.14(7)*	National Dentex Supplemental Executive Retirement Plan.
10	.15(7)*	National Dentex Supplemental Laboratory Executive Retirement Plan.
10	.16(6)	Stock Purchase Agreement by and among John W. Green IV, Richard M. Nordskog and the Company dated as of March 1, 2005.
10	.17(8)*	Form of Annual Director Fee Deferral and Restricted Stock/RSU Subscription Agreement.
10	.18(8)*	Form of Restricted Stock Unit Agreement for Employees and Directors Under the Company’s Amended and Restated 2001 Stock Plan.
10	.19(8)*	Form of Restricted Stock Agreement (Non-Employee Director).
10	.20(9)*	Supplemental Executive Retirement Plan VI effective as of August 11, 2006.
10	.21(10)*	Stock Purchase Agreement by and among William G. Keller, Thomas A. Keller and the Company dated October 5, 2006.
10	.21(12)*	Amendment No. 1 to Supplemental Executive Retirement Plan dated as of January 17, 2006.
10	.22(12)*	Amendment No. 2 to Supplemental Executive Retirement Plan dated as of January 17, 2006.
10	.23(13)*	Written Summary of Compensation Arrangements with Richard F. Becker, Jr., Arthur B. Champagne, Wayne Coll and John W. Green effective January 24, 2007.
10	.25*	Written Summary of Non-Employee Director Compensation Arrangements.
10	.26(15)	Amendment dated October 24, 2007 to Second Amended and Restated Loan Agreement by and between Bank of America, N.A., National Dentex Corporation, and its subsidiaries listed therein.
10	.27(16)	Loan Modification Agreement dated as of March 29, 2007 by and between Bank of America, N.A., National Dentex Corporation, Green Dental Laboratories, Inc., Keller Group, Inc., Keller Laboratories, Incorporation — Midwest, and Keller Laboratories, Incorporation — Southwest.
10	.28(17)*	Retirement Agreement by and among National Dentex Corporation and Donald Merz dated January 2, 2008.

Exhibit No.		Description of Exhibit

21	(18)	Subsidiaries of the Company.
23		Consent of PricewaterhouseCoopers LLP.
31.1		Certification pursuant to Section 302 of the Sarbanes-Oxley Act (Chief Executive Officer).
31.2		Certification pursuant to Section 302 of the Sarbanes-Oxley Act (Chief Financial Officer).
32.1		Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act (Chief Executive Officer).
32.2		Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act (Chief Financial Officer).
Unless otherwise noted all exhibits are filed herewith.
* These exhibits relate to a management contract or to a compensatory plan or arrangement.

(1)	Incorporated by reference from the Form 10-K for the fiscal year ended December 31, 1999 as filed with the Commission on March 3, 2000.

(2)	Incorporated by reference from the Form 10-K for the fiscal year ended December 31, 2000 as filed with the Commission on March 13, 2001.

(3)	Incorporated by reference from the Proxy Statement filed on Schedule 14A with the Commission on March 29, 2006.

(4)	Incorporated by reference from the Form 10-K for the fiscal year ended December 31, 2003 as filed with the Commission on March 12, 2004.

(5)	Incorporated by reference from the Annual Report on Form 10-K for the fiscal year ended December 31, 2004 as filed with the Commission on May 24, 2005.

(6)	Incorporated by reference from the Current Report on Form 8-K/A as filed with the Commission on January 26, 2006.

(7)	Incorporated by reference from the Annual Report on Form 10-K for the fiscal year ended December 31, 2005 as filed with the Commission on March 16, 2006.

(8)	Incorporated by reference from the Current Report on Form 8-K as filed with the Commission on May 22, 2006.

(9)	Incorporated by reference from the Current Report on Form 8-K as filed with the Commission on August 14, 2006.

(10)	Incorporated by reference from the Current Report on Form 8-K as filed with the Commission on October 6, 2006.

(11)	Incorporated by reference from the Current Report on Form 8-K as filed with the Commission on November 8, 2006.

(12)	Incorporated by reference from the Current Report on Form 8-K as filed with the Commission on December 12, 2006.

(13)	Incorporated by reference from the Current Report on Form 8-K as filed with the Commission on January 29, 2007.

(14)	Incorporated by reference from the Registrant’s Registration Statement on Form S-8 as filed on November 16, 2008.

(15)	Incorporated by reference from the Current Report on Form 8-K as filed with the Commission on October 30, 2007.

(16)	Incorporated by reference from the Current Report on Form 8-K as filed with the Commission on April 2, 2007.

(17)	Incorporated by reference from the Current Report on Form 8-K as filed with the Commission on January 1, 2008.

(18)	Incorporated by reference from the Form 10-K for the fiscal year ended December 31, 2006 filed with the Commission on March 13, 2007.