Form 10-Q
period 2008-03-31
NATIONAL DENTEX CORP /MA/
filed 2008-05-12
CIK 913616

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to                     .
Commission file number 000-23092
NATIONAL DENTEX CORPORATION
(Exact name of registrant as specified in its charter)

MASSACHUSETTS	04-2762050
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or Organization)

2 Vision Drive, Natick, MA	01760
(Address of Principal Executive Offices)	(Zip Code)
(508) 907-7800
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of May 1, 2008, 5,604,271 shares of the registrant’s Common Stock, par value $.01 per share, were outstanding.

NATIONAL DENTEX CORPORATION
FORM 10-Q
QUARTER ENDED MARCH 31, 2008

Page

PART I. Financial Information
Item 1. Financial Statements:
Unaudited Condensed Consolidated Balance Sheets as of December 31, 2007 and March 31, 2008	3
Unaudited Condensed Consolidated Statements of Income for the three month periods ended March 31, 2007 and 2008	4
Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2007 and 2008	5
Notes to Condensed Consolidated Financial Statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3. Quantitative and Qualitative Disclosures About Market Risk	22
Item 4. Controls and Procedures	22
PART II. Other Information
Item 1. Legal Proceedings	23
Item 1A. Risk Factors	23
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	23
Item 3. Defaults Upon Senior Securities	23
Item 4. Submission of Matters to a Vote of Security Holders	23
Item 5. Other Information	23
Item 6. Exhibits	23
Signatures	24
Exhibit Index	25
Ex-10.1 Incentive Stock Option Agreement
Ex-10.2 Non-Qualified Stock Option Agreement
Ex-10.3 Form of Restricted Stock Agreement - Employee
Ex-10.4 Restricted Stock Unit Agreement for Employees
Ex-10.5 Amendment No. 2 to Second Amended and Restated Loan Agreement
EX-31.1 Section 302 Certification of CEO
EX-31.2 Section 302 Certification of CFO
EX-32.1 Section 906 Certification of CEO
EX-32.2 Section 906 Certification of CFO

NATIONAL DENTEX CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	December 31,	March 31,
	2007	2008
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,689,391	$2,052,448
Accounts receivable:
Trade, less allowance of $359,000 in 2007 and $383,000 in 2008	16,073,716	17,377,671
Other	2,484,821	2,082,014
Inventories	7,354,062	7,824,823
Prepaid expenses	4,298,891	3,771,598
Deferred tax asset	964,892	1,021,149
Property held for sale	259,000	259,000

Total current assets	33,124,773	34,388,703

PROPERTY, PLANT AND EQUIPMENT:
Land and buildings	7,835,015	7,835,015
Leasehold and building improvements	16,202,649	18,305,564
Laboratory equipment	21,327,055	22,382,345
Furniture and fixtures	7,789,754	8,142,769

	53,154,473	56,665,693
Less — Accumulated depreciation and amortization	22,279,229	23,309,702

Net property, plant and equipment	30,875,244	33,355,991

OTHER ASSETS, net:
Goodwill	68,987,397	69,198,655
Trade names	8,998,123	8,982,874
Customer relationships	5,575,194	5,371,164
Non-competition agreements	1,743,867	1,660,517
Other assets	6,334,545	6,038,860

Total other assets	91,639,126	91,252,070

Total assets	$155,639,143	$158,996,764

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:

Revolving line of credit	$4,547,101	$3,231,295
Current portion of long-term debt	5,064,174	5,124,432
Accounts payable	5,810,303	5,975,139
Accrued liabilities:
Payroll and employee benefits	6,545,770	6,359,120
Current portion of deferred acquisition costs	1,278,861	300,000
Other accrued expenses	3,878,207	4,241,210

Total current liabilities	27,124,416	25,231,196

LONG-TERM LIABILITIES:
Long-term obligations	24,630,801	27,951,706
Deferred compensation	5,593,067	5,775,447
Other accrued expenses	961,453	961,453
Deferred tax liability	6,137,143	6,064,819

Total long-term liabilities	37,322,464	40,753,425

COMMITMENTS AND CONTINGENCIES (Note 8)
STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value Authorized — 500,000 shares None issued and outstanding	—	—
Common stock, $.01 par value Authorized — 8,000,000 shares Issued and Outstanding — 5,582,119 shares at December 31, 2007 and 5,596,681 shares at March 31, 2008	55,821	55,967
Paid-in capital	18,501,175	18,793,622
Retained earnings	72,189,938	73,870,568
Other comprehensive income	445,329	291,986

Total stockholders’ equity	91,192,263	93,012,143

Total liabilities and stockholders’ equity	$155,639,143	$158,996,764

The accompanying notes are an integral part of these consolidated financial statements.

NATIONAL DENTEX CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended
	March 31,	March 31,
	2007	2008
Net sales	$43,343,237	$43,528,664
Cost of goods sold	24,282,783	25,318,316

Gross profit	19,060,454	18,210,348
Selling, general and administrative expenses	14,540,460	14,820,946

Operating income	4,519,994	3,389,402
Other expense	174,501	158,183
Interest expense	727,150	507,849

Income before provision for income taxes	3,618,343	2,723,370
Provision for income taxes	1,374,247	1,042,740

Net income	$2,244,096	$1,680,630

Net income per share — basic	$.41	$.30

Net income per share — diluted	$.40	$.30

Weighted average shares outstanding — basic	5,510,165	5,584,944

Weighted average shares outstanding — diluted	5,635,203	5,660,266

The accompanying notes are an integral part of these consolidated financial statements.

NATIONAL DENTEX CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,	March 31,
	2007	2008
Cash flows from operating activities:
Net income	$2,244,096	$1,680,630
Adjustments to reconcile net income to net cash provided by operating activities, net of effects of acquisitions:
Depreciation and amortization	1,305,246	1,368,243
Loss on disposal of property, plant and equipment	—	2,790
Benefit for deferred income taxes	(27,134)	(117,922)
Provision for bad debts	12,364	39,347
Losses on write-down of inventories	14,375	41,812
Stock-based compensation expense	63,097	103,591
Other non-cash items	31,580	(27,778)
Changes in operating assets and liabilities, net of effects of acquisitions:
Increase in accounts receivable	(1,252,573)	(956,499)
Increase in inventories	(301,871)	(519,253)
(Increase) decrease in prepaid expenses	(899,981)	511,654
(Increase) decrease in other assets	(116,802)	295,135
Increase in accounts payable and accrued liabilities	1,807,162	692,349

Net cash provided by operating activities	2,879,559	3,114,099

Cash flows from investing activities:
Payment of deferred purchase price	(1,156,913)	(1,277,720)
Premiums paid for life insurance policies	(4,044)	(4,968)
Additions to property, plant and equipment	(1,198,696)	(2,857,745)
Dispositions of property, plant, and equipment	29,722	400

Net cash used in investing activities	(2,329,931)	(4,140,033)

Cash flows from financing activities:
Borrowings of revolving line of credit	13,854,386	14,594,072
Repayments of revolving line of credit	(11,311,712)	(15,909,878)
Borrowings of long-term debt	—	3,800,000
Repayments of long-term debt	(1,954,637)	(1,267,314)
Net proceeds from issuance of common stock	10,525	189,001

Net cash provided by financing activities	598,562	1,405,881

Effect of Exchange rate changes on cash	3,940	(16,890)

Net increase in cash and cash equivalents	1,152,130	363,057
Cash and cash equivalents at beginning of period	648,265	1,689,391

Cash and cash equivalents at end of period	$1,800,395	$2,052,448

Supplemental schedule of non-cash investing and financing activities:
Capital lease obligation	—	$(850,000)

The accompanying notes are an integral part of these consolidated financial statements.

NATIONAL DENTEX CORPORATION
Notes to Condensed Consolidated Financial Statements
March 31, 2008
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
     Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s condensed consolidated financial statements for the year ended December 31, 2007 as filed with the SEC on March 12, 2008 in its Annual Report on Form 10-K.
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

(3) Goodwill and Other Intangible Assets
     In July 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination, whether acquired individually or with a group of other assets, and the accounting and reporting for goodwill and other intangibles subsequent to their acquisition. These standards require that the purchase method of accounting be used for business combinations and eliminates the use of the pooling-of-interest method. Additionally, these standards require that goodwill and intangible assets with indefinite lives no longer be amortized. The Company was required to adopt SFAS No. 141 and SFAS No. 142 on a prospective basis as of July 1, 2001 and January 1, 2002, respectively. In accordance with the provisions of SFAS No. 142, the Company no longer amortizes goodwill and tests for impairment annually, on June 30th.
     The changes in the carrying amount of goodwill for the three months ended March 31, 2008 are as follows:

As of
March 31, 2008
Beginning of year	$68,987,000
Adjustments related to contingent consideration	300,000
Effects of exchange rate changes	(88,000)

Goodwill— End of period	$69,199,000

     Adjustments related to contingent consideration arise from payments related to laboratory purchase obligations subject to earnings performance, as detailed in the purchase agreements. As of March 31, 2008, all contingencies have been resolved.
Trade Names
     Trade names, as acquired, are valued using a quantification of the income generated based on the recognition afforded by the trade name in the marketplace, using the relief-from-royalty valuation approach. Company practice is to use existing and acquired trade names in perpetuity, and consequently they have been treated as indefinite-lived intangibles. While these assets are not subject to amortization, they are tested for impairment on an annual basis in accordance with SFAS No. 142. The Company uses the relief-from-royalty valuation approach at each fiscal year end to determine the value of the asset. Trade name impairment charges result from a decline in forecasted revenue at specific laboratories in comparison to revenue forecasts used in previous valuation calculations. There were no trade name impairment charges recorded for the three month periods ended March 31, 2008 or 2007.
     The changes in the carrying amount of trade names for the three months ended March 31, 2008 are as follows:

As of March 31,
2008
Beginning of year	$8,998,000
Effects of exchange rate changes	(15,000)

Trade Names — End of period	$8,983,000

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

As of March 31,
2008
Beginning of year, Gross	$7,993,000
Effects of exchange rate changes	(11,000)

Customer Relationships, Gross	7,982,000
Less: Accumulated amortization	(2,611,000)

Customer Relationships, Net	$5,371,000

     Amortization expense associated with customer relationships totaled approximately $193,000 for the three months ended March 31, 2008 and is recorded in selling, general and administrative expenses. Future amortization expense of the current customer relationship balance will be approximately:

For the remainder of fiscal 2008	$577,000
2009	770,000
2010	770,000
2011	770,000
2012	700,000
2013	489,000
Thereafter	1,295,000

$5,371,000

Non-competition Agreements
     In connection with acquisitions, the Company has executed non-compete agreements with certain individuals, ranging over periods of 2 to 15 years. The amounts assigned to non-competition agreements are amortized on a straight-line basis over the economic useful life of the agreement, and are recorded as operating expenses.

As of March 31,
2008
Beginning of year, Gross	$10,553,000
Effects of exchange rate changes	(1,000)

Non-competition Agreements, Gross	10,552,000
Less: Accumulated amortization	(8,891,000)

Non-competition Agreements, Net	$1,661,000

     Amortization expense associated with non-competition agreements totaled approximately $82,000 for the three months ended March 31, 2008.
     Future amortization expense of non-competition agreements will be approximately:

For the remainder of fiscal 2008	$214,000
2009	274,000
2010	265,000
2011	225,000
2012	170,000
2013	152,000
Thereafter	361,000

$1,661,000

(4) Earnings per Share
     In accordance with the disclosure requirements of SFAS No. 128, “Earnings per Share,” basic earnings per share is computed by dividing net income by the weighted average number of shares outstanding and diluted earnings per share reflects the dilutive effect of potential common shares. The weighted average number of shares outstanding, the dilutive effects of outstanding stock options, and the shares under option plans that were anti-dilutive for the three months ended March 31, 2008 and 2007 are as follows:

	Three Months Ended
	March 31,
	2007	2008
Weighted average number of shares used in basic earnings per share calculation	5,510,165	5,584,944
Incremental shares under option plans	125,038	75,322

Weighted average number of shares used in diluted earnings per share calculation	5,635,203	5,660,266

Shares under option plans excluded in computation of diluted earnings per share due to anti-dilutive effects	123,805	119,875

(5) Inventories
     Inventories consist of the following:

	December 31,	March 31,
	2007	2008
Raw Materials	$5,941,931	$6,140,791
Work in Process	1,160,686	1,489,126
Finished Goods	251,445	194,906

	$7,354,062	$7,824,823

     Inventories are stated at the lower of cost (first-in, first-out) or market. Work in process represents an estimate of the value of specific orders in production yet incomplete at period end. Finished goods consist of completed orders that were shipped to customers immediately subsequent to period end.
(6) Comprehensive Income
     SFAS No. 130, “Reporting Comprehensive Income,” requires disclosure of all components of comprehensive income on an annual and interim basis. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances derived from non-owner sources. The Company’s total comprehensive income was as follows for the periods presented:

	March 31,
	2007	2008
Net income	$2,244,096	$1,680,630
Foreign currency translation adjustments	35,519	(153,343)

Total comprehensive income	$2,279,615	$1,527,287

     Accumulated other comprehensive income (loss) at March 31, 2007 and March 31, 2008 of ($86,392) and $291,986, respectively, as presented in the equity section of the consolidated balance sheet is entirely attributable to accumulated foreign currency translation adjustments.
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
     In October 2006, the Company borrowed against its acquisition line of credit to finance the acquisition of Keller Group, Incorporated (“Keller”). In order to refinance the borrowings incurred for the Keller acquisition, the Company and the Bank executed a Second Amended and Restated Loan Agreement as of November 7, 2006 (the “Second Agreement”) comprised of uncollateralized senior credit facilities totaling $60,000,000. The Second Agreement amended and restated the Amended Agreement (a) to increase the term loan facility to an aggregate principal amount of $35,000,000 and used the proceeds of the increase in the term loan to repay the outstanding principal balance under the acquisition line of credit and (b) to adjust the allocation of availability under the lines of credit by increasing the revolving line of credit to $10,000,000 ($5,000,000 of which may be used for future acquisitions) and decreasing the acquisition line of credit from $20,000,000 to $15,000,000. The interest rate on both lines of credit and the term loan is now the prime rate or, at the Company’s option, LIBOR, a cost of funds rate or the Bank’s fixed rate, plus, in each case, a range of 1.25% to 3.00%, depending on the ratio of consolidated total funded debt to consolidated “EBITDA”, as each is defined in the Second Agreement. The term loan facility portion of the Second Agreement requires monthly interest payments and monthly payments of principal, based on a seven year amortization schedule, with a final payment due on the fifth anniversary of the Second Agreement. The acquisition line of credit and the first line of credit mature on the third anniversary of the Second Agreement. The Second Agreement requires compliance with certain covenants, including the maintenance of specified net worth, minimum consolidated total “EBITDA”, debt to income ratio and other financial ratios. The Second Agreement was amended on May 9, 2008, effective March 31, 2008, to revise certain financial targets within these covenants. Additionally, the Bank and the Company agreed to consolidate the revolving line of credit with the acquisition line of credit into a single line of credit of $25,000,000 to be used by the Company for general corporate purposes, including potential acquisitions. The amendment did not change the total availability under the Second Agreement.
     As of March 31, 2008, $6,769,000 was available under the revolving line of credit and $11,200,000 was available under the acquisition line of credit. During the quarter ended March 31, 2008, $3,800,000 was borrowed under the acquisition line of credit. This amount represents cumulative payments of deferred laboratory purchase price obligations drawn from the revolving line of credit since November 2006, when the loan agreement was amended. As a result of this borrowing, availability under the acquisition line of credit decreased $3,800,000.
Long-Term Obligations

	December 31,	March 31,
	2007	2008
Term note	$29,583,000	$28,333,000
Acquisition line of credit	—	3,800,000
Other long-term debt	112,000	943,000

Total long-term debt	29,695,000	33,076,000
Less: Current maturities	5,064,000	5,124,000

Long-term debt, less current portion	$24,631,000	$27,952,000

     The table below reflects the expected repayment terms associated with the long-term debt at March 31, 2008. The interest rate associated with the Company’s borrowings as of March 31, 2008 was 5.4%.

March 31, 2008
Principal Due
For the remainder of fiscal 2008	$3,851,000
Fiscal 2009	8,903,000
Fiscal 2010	5,075,000
Fiscal 2011	14,658,000
Fiscal 2012	80,000
Thereafter	509,000

Total	$33,076,000

(8) Fair Value Measurements
     Effective January 1, 2008, we adopted SFAS No. 157, “Fair Value Measurements” (SFAS 157) and SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159). SFAS 157 defines fair value, establishes a framework for measuring fair value under GAAP and enhances disclosures about fair value measurements. Fair value is defined under SFAS 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS 157 establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value which are provided in the table below. SFAS 159 allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis. The adoption of both SFAS 157 and SFAS 159 had no impact on our financial statements.
     In February 2008, the FASB issued FSP 157-2 that (1) partially deferred the effective date of SFAS 157 for one year for certain nonfinancial assets and nonfinancial liabilities and (2) removed certain leasing transactions from the scope of SFAS 157. SFAS 157 as amended by this FSP is effective for nonfinancial assets and liabilities in fiscal years beginning after November 15, 2008 and will be applied prospectively. The provisions of SFAS 157 are not expected to have a material impact on our consolidated financial statements.
     The Company uses the market approach technique to value its financial instruments and there were no changes in valuation techniques during the three months ended March 31, 2008. The Company’s financial assets and liabilities are primarily comprised of investments in insurance contracts held as assets to satisfy outstanding retirement liabilities.
     SFAS No. 157 requires that assets and liabilities carried at fair value be classified and disclosed in one of the following three categories:
     Level 1: Quoted market prices in active markets for identical assets or liabilities that the Company has the ability to access.
     Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data such as quoted prices, interest rates, and yield curves.
     Level 3: Inputs are unobservable data points that are not corroborated by market data.
     The following table presents information about the Company’s financial assets measured at fair value on a recurring basis as of March 31, 2008. There were no liabilities that require disclosure:

		Quoted
		Prices in
		Active	Significant Other	Significant
	As of	Markets	Observable Inputs	Unobservable
Description	March 31, 2008	(Level 1)	(Level 2)	Inputs ( Level 3)

Financial Assets
Cash Equivalents	$2,052,000	$2,052,000	—	—
Cash Surrender Value of Life Insurance	5,743,000	—	5,743,000	—
Total Financial Assets	$7,795,000	$2,052,000	$5,743,000	—
(9) Recent Accounting Pronouncements
     In December 2007, the FASB issued FAS No. 141 (Revised 2007), “Business Combinations” (“FAS 141 (R)”). FAS 141 (R) establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements, the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of business combinations. FAS 141 (R) is effective on a prospective basis for financial statements issued for fiscal years beginning after December 15, 2008. Accordingly, any business combination we enter into after December 31, 2008 will be subject to this new standard.
(10) Segment Information
     The Company follows Statement of Financial Accounting Standards No. 131 (“SFAS 131”), “Disclosures about Segments of an Enterprise and Related Information”. SFAS 131 establishes standards for disclosing information about reportable segments in financial statements. Laboratory operating income includes the direct profits generated by laboratories owned by the Company and excludes general and administrative expenses of the Company’s corporate location, including amortization expenses associated with the Company’s intangible assets as well as interest expense.
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
     The following table sets forth information about the Company’s operating segments for the three months ended March 31, 2007 and 2008.

	Three Months	Three Months
	Ended	Ended
	March 31, 2007	March 31, 2008
Revenue:
NDX Laboratories	$32,535,151	$32,009,336
Green Dental Laboratory	5,128,488	5,299,209
Keller Group	5,715,760	6,440,721

Subtotal	43,379,399	43,749,266
Inter-segment Revenues:
NDX Laboratories	—	94,336
Green Dental Laboratory	36,162	57,644
Keller Group	—	68,622

Net Sales	$43,343,237	$43,528,664

Laboratory Operating Income:
NDX Laboratories	$5,062,029	$4,597,227
Green Dental Laboratory	1,430,834	1,137,845
Keller Group	938,241	846,718

	$7,431,104	$6,581,790

Total Assets:
NDX Laboratories	$89,050,525	$92,440,267
Green Dental Laboratory	26,798,422	26,699,190
Keller Group	26,074,573	26,103,455
Corporate	9,515,868	13,753,852

	$151,439,388	$158,996,764

Capital Expenditures:
NDX Laboratories	$315,312	$3,222,433
Green Dental Laboratory	22,826	69,026
Keller Group	231,766	113,321
Corporate	75,323	161,410

	$645,227	$3,566,190

Depreciation & Amortization on Property, Plant & Equipment:
NDX Laboratories	$593,710	$687,413
Green Dental Laboratory	70,535	87,682
Keller Group	73,434	127,253
Corporate	162,942	185,965

	$900,621	$1,088,313

Reconciliation of Laboratory Operating Income with reported Consolidated Operating Income:

	Three Months	Three Months
	Ended	Ended
	March 31, 2007	March 31, 2008
Laboratory Operating Income	$7,431,104	$6,581,790
Less:
Corporate Selling, General and Administrative Expenses	2,680,884	3,070,649
Amortization Expense — Intangible Assets	404,727	279,922
Add:
Other Expense	174,501	158,183

Consolidated Operating Income	$4,519,994	$3,389,402

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the Unaudited Condensed Consolidated Financial
Statements
and the related notes that appear elsewhere in this document.
     Certain statements in this Quarterly Report, particularly statements contained in this Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words “anticipate”, “believe”, “estimate”, “expect”, “plan”, “intend” and other similar expressions are intended to identify these forward-looking statements, but are not the exclusive means of identifying them. Forward-looking statements included in this Quarterly Report or hereafter included in other publicly available documents filed with the Securities and Exchange Commission (“SEC”), reports to our stockholders and other publicly available statements issued or released by us involve known and unknown risks, uncertainties, and other factors which could cause our actual results, performance (financial or operating) or achievements to differ from the future results, performance (financial or operating) or achievements expressed or implied by such forward-looking statements. Such future results are based upon our best estimates based upon current conditions and the most recent results of operations. Various risks, uncertainties and contingencies could cause our actual results, performance or achievements to differ materially from those expressed in, or implied by, the forward-looking statements contained in this Quarterly Report. These include, but are not limited to, those described under “Factors that may Affect Future Results” as well as under Part II Item 1A “Risk Factors” of this Quarterly Report and under Item 1A of our most recently filed Annual Report on Form 10-K. We assume no obligation to update these forward-looking statements contained in this report, whether as a result of new information, future events, or otherwise.
Overview
     We own and operate 48 dental laboratories located in 31 states and one Canadian province, serving an active customer base of over 24,000 dentists. Our business consists of the design, fabrication, marketing and sale of custom dental prosthetic appliances for dentists located primarily in North America.
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

Recent Trends
     We believe that recent unfavorable economic conditions in the United States are negatively impacting the entire dental laboratory industry, as price-sensitive consumers postpone elective dental work. Additionally, we believe that the low cost segment for United States manufactured dental prosthetics has declined as competition from offshore laboratories, primarily those located in China, has become more intensive. While our business has not focused on this low cost segment of the market, we have experienced pricing pressures from other laboratories in our marketplaces that have restrained our ability to increase prices. Since 2007, these increasing competitive pressures in the form of low price competition have been partially responsible for declines in revenues or revenue growth in several marketplaces. In addition, we face growing competition from technology-based solutions that allow dentists to fabricate their own restorations without the use of a dental laboratory. These trends appear to be restraining industry growth, and have impacted our results of operations.
     The main components of our costs are labor and related employee benefits as well as raw materials, including precious metals. Over the past several years, competition for labor resources and increases in medical insurance costs as well as volatility in the prices of many precious metals that we use, such as gold and palladium, have driven these costs higher. In 2007, we evaluated and adjusted staffing levels, as appropriate, at each of our locations, while continuing to recognize the need to maintain an available and properly trained workforce. Additionally, technology-based dental laboratory CAD-CAM manufacturing solutions have required us to make additional investments in capital equipment. We believe that these investments are critical to our long-term business strategy.
Acquisitions
     We continue to pursue strategic acquisitions, which have played an important role in helping us increase sales from $99,274,000 in 2003 to $170,361,000 in 2007. In March 2005, we completed the acquisition of Green Dental Laboratories, Inc. (“Green”). Green is treated as a separate reportable segment for financial reporting purposes. In October 2006, we completed our largest acquisition to date, that of Keller Group, Incorporated (“Keller”) of St. Louis, Missouri. Keller is also treated as a separate reportable segment for financial reporting purposes.
     The acquisition of Keller has broadened our marketing strategies and product offerings. In recent years Keller has changed its focus from local markets in the Midwest to the national marketplace. In order to sustain this strategy, Keller invests significantly in product advertising, primarily in dental print publications and direct mail, on products that can generate strong revenue growth. One of these products is the NTI-tss plustm device, an alternative to full-coverage bite guards that is also approved by the FDA for use in the prevention of medically diagnosed migraine pain and jaw disorders. Sales growth for NTI, for which Keller holds a 15 year exclusive product license, was approximately $315,000, or 20%, in the first quarter of 2008 as compared to the first quarter of 2007.
     In order to finance the purchase of Green and Keller, we borrowed approximately $39,200,000 in long-term debt. Future acquisitions may also be financed using available debt financing. As a result of our acquisitions of Green and Keller, we are more highly leveraged than we were previously. Our interest expense has therefore become a more significant component of our pre-tax earnings. Interest expense in 2007 was $2,803,000 compared to $1,523,000 in 2006 and $665,000 in 2005. However, due to recent decreases in interest rates, interest expense declined from $727,000 for the quarter ended March 31, 2007 to $508,000 for the quarter ended March 31, 2008.

Overview of Results of Operations
     For the year ended December 31, 2007, sales increased $20,253,000 to $170,361,000, and net income increased $863,000 as compared to the prior fiscal year. The acquisitions completed in the fourth quarter of 2006, Keller and Impact, were primarily responsible for this sales growth. During fiscal 2007, internal sales growth was essentially flat with a sales decline of $503,000 overall. In the NDX Laboratories operating segment, consisting of our laboratories other than Keller and Green, the consolidation of certain laboratories and departments, with the goal of improving segment profitability, led to the loss of certain customers and contributed to the decline in same laboratory sales. During the first quarter of 2008, overall sales growth was $185,000, or 0.4% as compared to the prior fiscal quarter.
     For the year ended December 31, 2007, gross profit increased by $555,000 within the NDX Laboratories operating segment over the prior year, Green’s gross profit increased by $380,000 over the prior year and Keller contributed $9,061,000 of acquired gross profit. Overall results benefited from staffing adjustments which lowered labor costs and related health insurance expense, as well as from increasing returns in laboratory technology investments. Same laboratory labor and benefits expenses declined $2,213,000 for the year ended December 31, 2007 compared to the prior year.
     For the quarter ended March 31, 2008, gross profit decreased by $850,000 compared to the quarter ended March 31, 2007. Health insurance costs increased approximately $400,000 as a result of higher claims experience and labor costs increased over the prior period as a result of base pay increases including raises related to a modification of the Laboratory Incentive Compensation plan (the “Laboratory Plan”). The former plan was designed to reward operating efficiency. The modified plan is now designed to provide incentives for growth in profits. As a result of these and other design changes, the reported amounts of laboratory incentive compensation are significantly less this quarter than in the past. Conversely, labor expenses are somewhat higher within both cost of goods sold and operating expenses. As a result, in combination with declines related to decreases in operating performance, laboratory incentive compensation decreased by $982,000 for the quarter ended March 31, 2008.
     Within operating expenses, increases in deferred compensation and market declines in the investment values of related insurance policies combined to increase expenses by $350,000. Primarily as a result of rising fuel costs, delivery costs increased $291,000. As a result of the factors discussed above, net income decreased by $563,000 to $1,681,000 for the quarter ended March 31, 2008 compared to $2,244,000 for the quarter ended March 31, 2007.
Liquidity and Capital Resources
     On August 9, 2005, we entered into an amended and restated financing agreement (the “Amended Agreement”) with Bank of America, N.A. (the “Bank”). The Amended Agreement included a revolving line of credit of $5,000,000, a revolving acquisition line of credit of $20,000,000 and a term loan facility of $20,000,000. The interest rate on both revolving lines of credit and the term loan was the prime rate or, at our option, LIBOR, a cost of funds rate, or the Bank’s fixed rate plus a range of 1.25% to 2.25% depending on the ratio of consolidated funded debt to consolidated “EBITDA”, as defined in the Amended Agreement. The Amended Agreement required monthly payments of principal on the term loan, based on a seven year amortization schedule, with a final payment due on the fifth anniversary of the Amended Agreement. The Amended Agreement required compliance with certain covenants, including the maintenance of specified net worth, income and other financial ratios.
     In October 2006, we borrowed against our acquisition line of credit to finance our acquisition of Keller. In order to refinance the borrowings incurred for the Keller acquisition, we and the Bank executed a Second Amended and Restated Loan Agreement as of November 7, 2006 (the “Second Agreement”) comprising uncollateralized senior credit facilities totaling $60,000,000. The Second Agreement amended and restated the Amended Agreement (a) to increase the term loan facility to an aggregate principal amount of $35,000,000 and used the proceeds of the increase in the term loan to repay the portion of the outstanding principal balance under the acquisition line of credit and (b) to adjust the allocation of availability under the lines of credit by increasing the revolving line of credit to $10,000,000 ($5,000,000 of which may be used for future acquisitions) and decreasing the acquisition line of credit from $20,000,000 to $15,000,000. The interest rate on both lines of credit and the term loan is now the prime rate or, at our option, LIBOR, a cost of funds rate or the Bank’s fixed rate, plus, in each case, a range of 1.25% to 3.00%, depending on the ratio of consolidated total funded debt to consolidated “EBITDA”, as each is defined in the Second

Agreement. The term loan facility portion of the Second Agreement requires monthly interest payments and monthly payments of principal, based on a seven year amortization schedule, with a final payment due on the fifth anniversary of the Second Agreement. The acquisition line of credit and the first line of credit mature on the third anniversary of the Second Agreement. The Second Agreement requires compliance with certain covenants, including the maintenance of specified net worth, minimum consolidated total EBITDA, debt to income ratio and other financial ratios. The Second Agreement was amended on May 9, 2008, effective March 31, 2008, to revise certain financial targets within these covenants. Additionally, the Bank and our management agreed to consolidate the revolving line of credit with the acquisition line of credit into a single line of credit of $25,000,000 to be used for general corporate purposes, including potential acquisitions. The amendment did not change the total availability under the Second Agreement.
     As of March 31, 2008, $6,769,000 was available under the revolving line of credit and $11,200,000 was available under the acquisition line of credit. During the quarter ended March 31, 2008, $3,800,000 was borrowed under the acquisition line of credit. This amount represents cumulative payments of deferred laboratory purchase price obligations drawn from the revolving line of credit since November 2006, when the loan agreement was amended. As a result of this borrowing, availability under the acquisition line of credit decreased $3,800,000.
Long-Term Obligations

	December 31, 2007	March 31, 2008
Term note	$29,583,000	$28,333,000
Acquisition line of credit	—	3,800,000
Other long-term debt	112,000	943,000

Total long-term debt	29,695,000	33,076,000
Less: Current maturities	5,064,000	5,124,000

Long-term debt, less current portion	$24,631,000	$27,952,000

     The table below reflects the expected repayment terms associated with the long-term debt at March 31, 2008. The interest rate associated with our borrowings was 5.4% as of March 31, 2008.

March 31, 2008
Principal Due
For the remainder of fiscal 2008	$3,851,000
Fiscal 2009	8,903,000
Fiscal 2010	5,075,000
Fiscal 2011	14,658,000
Fiscal 2012	80,000
Thereafter	509,000

Total	$33,076,000

     Operating activities provided $3,114,000 in cash flow for the three months ended March 31, 2008 compared to $2,880,000 during the three months ended March 31, 2007, an increase of $234,000. Our working capital increased from $6,000,000 at December 31, 2007 to $9,158,000 at March 31, 2008. The increase was primarily attributable to decreases in current bank debt of $1,316,000; decreases in accounts payable and accrued liabilities of $638,000, increases in accounts receivable of $1,304,000, primarily related to increased sales volume; increases in inventory of $471,000, primarily related to increases in work in process inventories, offset by: decreases in prepaid expenses of $527,000, primarily related to decreases in prepaid insurance and prepaid income taxes due to timing differences in our payments.
     Investing activities consumed $4,140,000 in cash flow for the three months ended March 31, 2008 compared to $2,330,000 during the three months ended March 31, 2007, an increase of $1,810,000. Capital expenditures increased from $1,199,000 at March 31, 2007 to $2,858,000 at March 31, 2008 primarily due to leasehold improvements for new facilities.
     Within financing activities, current liabilities attributed to bank debt increased $629,000 during the quarter ended March 31, 2008 compared to the quarter ended March 31, 2007. Amounts borrowed on the revolving line of credit decreased by $1,316,000 while amounts borrowed under the acquisition line of credit increased by $3,800,000. The net increase in borrowing was primarily due to new facility expenditures. Amounts due under the term facility declined $1,250,000 to $28,333,000 at March 31, 2008 from $29,583,000 at December 31, 2007 as a result of scheduled term loan repayments. We believe that cash flow from operations and available financing will be sufficient to meet contemplated operating and capital requirements such as those discussed below, for the foreseeable future.
Commitments and Contingencies
     The following table represents a list of our contractual obligations and commitments as of March 31, 2008:

	Payments Due By Period
		Less Than			Greater Than
	Total	1 Year	1 — 3 Years	4 — 5 Years	5 Years
Term Loan Facility	$28,333,000	$5,000,000	$10,000,000	$13,333,000	—
Acquisition line of credit	3,800,000	—	3,800,000	—	—
Interest expense	4,126,000	1,626,000	2,128,000	372,000	—
Capital Leases	92,000	60,000	32,000	—	—
Operating Leases:
Real Estate	20,484,000	3,422,000	6,070,000	4,902,000	6,090,000
Vehicles	722,000	534,000	188,000	—	—
Equipment	218,000	106,000	90,000	22,000	—
Construction Contracts	316,000	316,000	—	—	—
Laboratory Purchase Obligations	600,000	300,000	300,000	—	—

TOTAL	$58,691,000	$11,364,000	$22,608,000	$18,629,000	$6,090,000

     Bank borrowings on the term loan facility, with repayment terms greater than one year, are classified as long-term debt on the balance sheet. Amounts borrowed on the acquisition line of credit, which expires on November 7, 2009, have been classified as long-term debt. Interest expense payments, included in the above table, related to the term loan facility have been projected using the interest rate associated with current borrowings which is 5.4%.
     We are committed under various non-cancelable operating lease agreements covering office space and dental laboratory facilities, vehicles and certain equipment. Certain of these leases also require us to pay maintenance, repairs, insurance and related taxes.
     Laboratory purchase obligations totaling $600,000, classified as deferred acquisition costs, are presented in the liability section of the balance sheet. These obligations, including deferred obligations associated with non-competition agreements, represent purchase price commitments arising from dental laboratory acquisitions, irrespective of the acquired laboratory’s earnings performance.
Results of Operations
     Our results are reported within three operating segments, NDX Laboratories, Green Dental and Keller. The following table sets forth for the periods indicated the percentage of net sales represented by certain items in our Unaudited Consolidated Financial Statements for the periods indicated:

	Three Months Ended March 31,
	2007	2008
Net sales	100.0%	100.0%
Cost of goods sold	56.0	58.2

Gross profit	44.0	41.8
Selling, general and administrative expenses	33.6	34.0

Operating income	10.4	7.8
Other expense	0.4	0.4
Interest expense	1.7	1.1

Income before provision for income taxes	8.3	6.3
Provision for income taxes	3.1	2.4

Net income	5.2%	3.9%

Three Months Ended March 31, 2008 compared with Three Months Ended March 31, 2007
Net Sales
     For the three months ended March 31, 2008, net sales increased $185,000 or 0.4% over the three months ended March 31, 2007. However, approximately $540,000 of sales is attributable to the effect of increased prices due to underlying increases in the prices of precious metals without which net sales would have decreased slightly. Net sales increased by approximately $725,000, or 12.7% in the Keller operating segment and increased $171,000 or 3.3%, in the Green operating segment. Net sales decreased approximately $710,000 in the NDX Laboratories operating segment. Competitive pressures from offshore laboratories that can produce crowns at fees lower than crowns manufactured in the United States continue to limit our ability to raise our prices during a time when we have experienced relatively higher costs for precious metals used in manufacturing. In addition, these competitive pressures are partially responsible for declines in revenues or revenue growth in several marketplaces. We also believe that recent unfavorable economic conditions in the United States are impacting our revenues and the revenues of the entire dental laboratory industry, as price-sensitive consumers postpone elective dental work.
Cost of Goods Sold
     Our cost of goods sold increased by $1,036,000 or 4.3% in the three months ended March 31, 2008 over the three months ended March 31, 2007. As a percentage of sales, cost of goods sold increased from 56.0% to 58.2%, primarily resulting from increases in labor and related benefits, materials expense and laboratory overhead.
     Production labor and related benefits increased by approximately $591,000 for the three months ended March 31, 2008 compared to the three months ended March 31, 2007. Included in this increase is a reclassification of approximately $262,000 in base pay increases related to modifications of the Laboratory Plan, which is discussed above. Additionally, health insurance expense increased by approximately $328,000. Overall, labor expense as a percentage of sales for the three months ended March 31, 2008 increased over the three months ended March 31, 2007 from 32.2% in the first three months of 2007 to 33.4% in the first three months of 2008. Green’s labor costs of 29.3% of sales and Keller’s labor costs of 22.7% of sales lowered the overall percentage while the portion attributable to NDX Laboratories increased to 36.3% of sales for the three months ended March 31, 2008 from 34.7% for the three months ended March 31, 2007.
     The cost of raw materials as a percentage of sales increased from 15.7% for the three months ended March 31, 2007 to 16.0% for the three months ended March 31, 2008. During the first quarter of 2008, the average cost of gold and palladium, precious metals used as components of many dental alloys, increased by approximately 42.5% for gold and 29.4% for palladium over average costs in the first quarter of 2007. Although we are able to pass a portion of precious metal cost increases on to our customers, prolonged higher metal costs have had and likely will continue to have a negative impact on gross profit percentages.
Selling, General and Administrative Expenses
     Operating expenses, which consist of selling, delivery and administrative expenses both at the laboratory and corporate level, increased by $280,000 or 1.9% in the three months ended March 31, 2008 compared to the three months ended March 31, 2007. Operating expenses as a percentage of net sales increased from 33.6% in 2007 to 34.0% in 2008. Delivery expenses as a percentage of sales increased from 8.5% in the three months ended March 31, 2007 to 9.2% in 2008. Selling expenses increased from 6.1% of sales for the three months ended March 31, 2007 to 6.9% in 2008. Selling expenses in 2008 for the Keller segment were 17.5% of sales, or $1,124,000. Laboratory incentive compensation decreased from 2.7% of sales in 2007 to 0.4% in 2008, while the amount decreased by $982,000 from $1,152,000 for the three months ended March 31, 2007 to $170,000 in 2008.

     The increase of $280,000 in our operating expenses in the first quarter of 2008 compared to the same period in 2007 was primarily attributable to the following items:
•	Increases in delivery costs, resulting primarily from cost increases in fuel and delivery services — $291,000;

•	Increases in selling expenses, including $127,000 in advertising expense increases at Keller and $147,000 in increased compensation — $355,000;

•	Increases in administrative expenses at the laboratory level, including $155,000 in increased compensation primarily resulting from increases to base pay related to the change in the Laboratory Plan— $351,000;

•	Increases in salaries and benefits at the corporate level due to additional management staff — $221,000;

•	Increases in deferred compensation and decreases in related cash surrender value of underlying life insurance policies as a result of market value declines — $350,000; and

•	Increases in health insurance expense — $130,000;
     Partially offset by:
•	Decreases in laboratory incentive compensation — $982,000.
Operating Income
     As a result of the above factors, our operating income decreased by $1,131,000 to $3,389,000 for the three months ended March 31, 2008 from $4,520,000 in the corresponding quarter of 2007. As a percentage of net sales, operating income decreased from 10.4% for the first three months of 2007 to 7.8% for the first three months of 2008.
Interest Expense
     Interest expense decreased $219,000 from $727,000 for the three months ended March 31, 2007 to $508,000 for 2008, primarily as a result of declining interest rates.
Provision for Income Taxes
     The provision for income taxes decreased by $331,000 to $1,043,000 for the three months ended March 31, 2008 from $1,374,000 in 2007. The 38.0% effective tax rate estimated for the first three months ended March 31, 2007 increased to 38.3% for 2008 due to changes in the amounts of certain non-deductible expenses.
Net Income
     As a result of all the factors discussed above, net income decreased $563,000 to $1,681,000 or $0.30 per share on a diluted basis for the three months ended March 31, 2008 from $2,244,000 or $0.40 per share on a diluted basis for the three months ended March 31, 2007.
Operating Segment Results
     Our business consists of a single industry segment, which is the design, fabrication, marketing and sale of custom dental prosthetic appliances for and to dentists in North America. We report on three operating segments within this single industry segment. These three segments are known as Green Dental, representing the operations of Green Dental Laboratories, Inc. of Heber Springs, Arkansas, which we acquired in March 2005; Keller, representing the operations of Keller Group, Incorporated with laboratories in St. Louis, Missouri and Louisville, Kentucky, which we acquired in October, 2006; and NDX Laboratories, which represents our remaining laboratories.

	Three Months Ended March 31
	2007	2008	$ Change	% Change
Revenue:
NDX Laboratories	$32,535,151	$32,009,336	$(525,815)	(1.6)%
Green Dental Laboratory	5,128,488	5,299,209	170,721	3.3
Keller Group	5,715,760	6,440,721	724,961	12.7

Subtotal	43,379,399	43,749,266	369,867	0.9
Less: Inter-segment Revenues:
NDX Laboratories	—	94,336	94,336	—
Green Dental Laboratory	36,162	57,644	21,482	59.4
Keller Group	—	68,622	68,622	—

Net Sales	$43,343,237	$43,528,664	$185,427	0.4

Laboratory Operating Income:
NDX Laboratories	$5,062,029	$4,597,227	$(464,802)	(9.2)
Green Dental Laboratory	1,430,834	1,137,845	(292,989)	(20.5)
Keller Group	938,241	846,718	(91,523)	(9.8)

Laboratory Operating Income	$7,431,104	$6,581,790	$(849,314)	(11.4)

NDX Laboratories
     For the three months ended March 31, 2008, sales growth in this segment was negative 1.6%. The reduction in sales resulted primarily from the loss of certain customers as we consolidated certain laboratories and departments, with the goal of improving long-term profitability. Several laboratories in this segment also experienced lower unit volumes as they were impacted by increased competitive pressures in the form of low price competition.
     Gross profit as a percentage of sales decreased from 41.5% for the three months ended March 31, 2007 to 39.1% for the three months ended March 31, 2008. Cost of goods sold increased by $372,000 as compared to the first three months of 2007. The increase was attributable to increases in manufacturing labor and benefits of approximately $262,000, resulting from increases to base pay of $262,000 related to changes in the Laboratory Plan and increases in health insurance and other benefit costs of $233,000, which were partially offset by lower labor costs resulting from labor force reductions. Materials costs decreased approximately $41,000 on lower sales volume and laboratory overhead increased by approximately $151,000 resulting from new facilities and higher energy costs.
     Laboratory operating income as a percentage of sales for NDX Laboratories decreased from 15.6% for the three months ended March 31, 2007 to 14.5% for the three months ended March 31, 2008 as a result of the factors discussed above.
Green Dental Laboratory
     Sales growth for the three months ended March 31, 2008 in this segment was 3.3%. As a percentage of sales, gross profit decreased from 49.8% for the three months ended March 31, 2007 to 45.9% for the three months ended March 31, 2008, primarily as a result of increases in labor expenses and materials cost, including precious metals. In addition to temporary increases in overtime of $74,000 resulting primarily from training and implementation of new production methods, benefit costs increased $36,000, primarily resulting from increases in the cost of providing health insurance. Materials costs increased $128,000 in the three months of 2008 as compared to the three months ended March 31, 2007, and although the dollar amount of precious metals used was consistent in both periods, it was higher as a percentage of sales. Precious metal-based unit volume was down in favor of zirconia-based, CAD-CAM produced units. Increases in implant parts, porcelain and zirconia materials expense resulted from this changing product mix.

     As a result of the factors discussed above, laboratory operating income as a percentage of sales for Green declined from 27.9% for the three months ended March 31, 2007 and to 21.5% for the three months ended March 31, 2008.
Keller Group
     For the three months ended March 31, 2008, sales growth in this segment was 12.7%. As a percentage of sales, gross profit decreased slightly from 52.6% for the three months ended March 31, 2007 to 52.2% for the three months ended March 31, 2008, primarily as a result of increased materials cost, including precious metals. Delivery costs increased by $192,000, primarily resulting from increased delivery service charges that are impacted by higher fuel costs. As a result, delivery costs as a percentage of sales, rose to 11.5% in 2008 from 9.6% in 2007. Advertising expense increased by $127,000 in the three months ended March 31, 2008 compared to 2007 due to increased marketing activities.

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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
     Our market risk exposure includes potential price volatility of commodities we use in our manufacturing processes. We purchase dental alloys that contain gold, palladium and other precious metals. We have not participated in hedging transactions. We have relied on pricing practices that attempt to pass increased costs on to the customer, in conjunction with materials substitution strategies; however we may not be able to pass on some or all of the increased cost to our customer or find suitable less expensive substitution materials to cover the effect of rising metal prices.
     At March 31, 2008, we had variable rate debt of $35,365,000. Based on this amount, the earnings and cash flows impact for the next year resulting from a one percentage point increase in interest rates would be approximately $218,000, net of tax, holding other variables constant.
Item 4. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures.
     We carried out an evaluation, with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of March 31, 2008. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2008, our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e), were effective to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission is accumulated and communicated to management, including the CEO and CFO, to allow timely decisions regarding required disclosure.
(b) Changes in Internal Controls.
     No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings:
We are involved from time to time in litigation incidental to our business. Our management believes that the outcome of litigation, individually or in the aggregate, will not have a material adverse effect upon our operations or financial condition and will not disrupt our normal operations. Refer to our Annual Report on Form 10-K for the year ended December 31, 2007 for a discussion of certain litigation matters.
On May 6, 2008, the U.S. Court of Appeals for the Federal Court issued a favorable ruling in a patent infringement case, PSN Illinois, LLC vs. Ivoclar Vivadent, Inc., et al., in which we are a defendant. In its ruling, the Court of Appeals affirmed a federal district court’s previous grant of summary judgment in favor of the defendant on the grounds of non-infringement.
Item 1A. Risk Factors:
There have been no material changes to the risk factors previously disclosed in Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, as filed with the SEC on March 12, 2008.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds:
     In November 2002, we announced that our Board of Directors approved the repurchase by us of up to 300,000 shares of our common stock pursuant to a stock repurchase program. During the fiscal quarter ended March 31, 2008, we did not repurchase any shares of our common stock. We continue to consider repurchases on the open market or in privately-negotiated transactions, at management’s discretion.
Issuer Purchases of Equity Securities

Maximum Number
			Total Number of	of Shares that
			Shares Purchased	May yet Be
	Total Number	Average	as Part of Publicly	Purchased Under
	of Shares	Price Paid	Announced Plans	the Plans or
Fiscal Period	Purchased	per Share	or Programs	Programs
January 1, 2008 — March 31, 2008	—	$ —	—	206,700
We did not repurchase any of our equity securities during the fiscal quarter ended March 31, 2008 or engage in any transactions during such period reportable pursuant to Item 703 of Regulation S-K.
Item 3. Defaults upon Senior Securities:
     Not Applicable
Item 4. Submission of Matters to a Vote of Security Holders:
     Not Applicable
Item 5. Other Information:
     On May 9, 2008, National Dentex and its wholly-owned subsidiaries entered into Amendment No. 2 to the Second Amended and Restated Loan Agreement (the “Second Amendment”) with Bank of America, N.A. (“Bank of America”) that amended the Second Amended and Restated Loan Agreement with Bank of America, dated November 7, 2006, as amended (the “Second Agreement”). The purpose of the Second Amendment was to amend and restate certain financial covenants and to consolidate the revolving line of credit with the acquisition line of credit into a single line of credit of $25,000,000 to be used by the Company for general corporate purposes, including to finance potential acquisitions. The revisions of the financial covenants were made effective as of March 31, 2008. The Second Amendment did not change the total availability under the Second Agreement. There were no other material changes to the Second Agreement.
Item 6. Exhibits:
     The exhibits listed in the Exhibit Index immediately preceding the exhibits are filed as part of this Quarterly Report on Form 10-Q.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL DENTEX CORPORATION Registrant
May 12, 2008	By:	/s/ DAVID L. BROWN
David L. Brown
President, CEO and Director (Principal Executive Officer)

May 12, 2008	By:	/s/WAYNE M. COLL
Wayne M. Coll
Vice President and Chief Financial Officer (Principal Financial Officer)

Exhibit Index

Exhibit
No.	Description

10.1*	Amended and Restated 2001 Stock Plan Form of Incentive Stock Option Agreement for Employees

10.2*	Amended and Restated 2001 Stock Plan Form of Non-Qualified Stock Option Agreement for Employees

10.3*	Amended and Restated 2001 Stock Plan Form of Restricted Stock Agreement for Employees

10.4*	Amended and Restated 2001 Stock Plan Form of Restricted Stock Unit Agreement for Employees

10.5	Amendment No. 2 to Second Amended and Restated Loan Agreement by and among Bank of America, N.A., National Dentex Corporation and the subsidiaries of National Dentex Corporation therein named.

31.1	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act (Chief Executive Officer).

31.2	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act (Chief Financial Officer).

32.1	Certification pursuant to 18 U.S.C. Section 1350 (Chief Executive Officer).

32.2	Certification pursuant to 18 U.S.C. Section 1350 (Chief Financial Officer).

*    Management contract or compensatory plan or arrangement.