Form 10-Q
period 2008-06-30
NATIONAL DENTEX CORP /MA/
filed 2008-08-08
CIK 913616

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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
Yes ☑     No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one).

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐ No ☑
     As of August 8, 2008, 5,654,546 shares of the registrant’s Common Stock, par value $.01 per share, were outstanding.

NATIONAL DENTEX CORPORATION
FORM 10-Q
QUARTER ENDED JUNE 30, 2008

NATIONAL DENTEX CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	December 31,	June 30,
	2007	2008
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,689,391	$2,027,806
Accounts receivable:
Trade, less allowance of $359,000 in 2007 and $396,000 in 2008	16,073,716	17,549,476
Other	2,484,821	1,793,438
Inventories	7,354,062	7,847,213
Prepaid expenses	4,298,891	3,514,562
Deferred tax asset	964,892	1,115,178
Property held for sale	259,000	—

Total current assets	33,124,773	33,847,673

PROPERTY, PLANT AND EQUIPMENT:
Land and buildings	7,835,015	7,835,015
Leasehold and building improvements	16,202,649	18,950,238
Laboratory equipment	21,327,055	22,863,744
Furniture and fixtures	7,789,754	8,689,175

	53,154,473	58,338,172
Less — Accumulated depreciation and amortization	22,279,229	23,830,871

Net property, plant and equipment	30,875,244	34,507,301

OTHER ASSETS, net:
Goodwill	68,987,397	69,218,627
Trade names	8,998,123	8,986,306
Customer relationships	5,575,194	5,181,173
Non-competition agreements	1,743,867	1,588,081
Other assets	6,334,545	8,150,820

Total other assets	91,639,126	93,125,007

Total assets	$155,639,143	$161,479,981

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Revolving line of credit	$4,547,101	$3,293,991
Current portion of long-term debt	5,064,174	5,128,706
Accounts payable	5,810,303	6,342,606
Accrued liabilities:
Payroll and employee benefits	6,545,770	5,091,682
Current portion of deferred acquisition costs	1,278,861	300,000
Other accrued expenses	3,878,207	6,315,947

Total current liabilities	27,124,416	26,472,932

LONG-TERM LIABILITIES:
Long-term obligations	24,630,801	26,712,993
Deferred compensation	5,593,067	5,940,709
Other accrued expenses	961,453	961,453
Deferred tax liability	6,137,143	5,943,937

Total long-term liabilities	37,322,464	39,559,092

COMMITMENTS AND CONTINGENCIES (Note 8)
STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value Authorized — 500,000 shares None issued and outstanding	—	—
Common stock, $.01 par value Authorized — 8,000,000 shares Issued and Outstanding — 5,582,119 shares at December 31, 2007 and 5,637,351 shares at June 30, 2008	55,821	56,374
Paid-in capital	18,501,175	19,265,159
Retained earnings	72,189,938	75,807,759
Other comprehensive income	445,329	318,665

Total stockholders’ equity	91,192,263	95,447,957

Total liabilities and stockholders’ equity	$155,639,143	$161,479,981

The accompanying notes are an integral part of these consolidated financial statements.

NATIONAL DENTEX CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2007	2008	2007	2008
Net sales	$44,434,070	$44,579,581	$87,777,307	$88,108,245
Cost of goods sold	24,873,866	25,914,775	49,156,649	51,233,091

Gross profit	19,560,204	18,664,806	38,620,658	36,875,154
Selling, general and administrative expenses	14,685,632	14,803,532	29,226,092	29,624,478

Operating income	4,874,572	3,861,274	9,394,566	7,250,676
Other expense	223,147	210,234	397,648	368,417
Interest expense	754,257	513,238	1,481,407	1,021,087

Income before provision for income taxes	3,897,168	3,137,802	7,515,511	5,861,172
Provision for income taxes	1,480,145	1,200,610	2,854,392	2,243,350

Net income	$2,417,023	$1,937,192	$4,661,119	$3,617,822

Net income per share — basic	$.44	$.34	$.84	$.65

Net income per share — diluted	$.43	$.34	$.82	$.64

Weighted average shares outstanding — basic	5,535,794	5,630,056	5,523,050	5,607,518

Weighted average shares outstanding — diluted	5,666,158	5,652,193	5,653,842	5,637,212

The accompanying notes are an integral part of these consolidated financial statements.

NATIONAL DENTEX CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months Ended
	June 30,	June 30,
	2007	2008
Cash flows from operating activities:
Net income	$4,661,119	$3,617,822
Adjustments to reconcile net income to net cash provided by operating activities, net of effects of acquisitions:
Depreciation and amortization	2,499,886	2,739,633
Loss (Gain) on disposal of property, plant and equipment	3,787	(38,930)
Benefit for deferred income taxes	(87,357)	(151,453)
Provision for bad debts	20,921	88,094
Losses on write-down of inventories	61,003	80,121
Stock-based compensation expense	113,764	204,227
Other non-cash items	251,703	(23,804)
Changes in operating assets and liabilities, net of effects of acquisitions:
Increase in accounts receivable	(657,281)	(886,128)
Increase in inventories	(230,135)	(578,361)
(Increase) decrease in prepaid expenses	(855,497)	773,122
(Increase) decrease in other assets	(149,423)	336,209
(Decrease) increase in accounts payable and accrued liabilities	(496,047)	1,121,005

Net cash provided by operating activities	5,136,443	7,281,557

Cash flows from investing activities:
Payment of deferred purchase price	(1,521,576)	(1,277,720)
Increase in notes receivable	—	(2,000,000)
Premiums paid for life insurance policies	(171,999)	(152,484)
Additions to property, plant and equipment	(2,627,401)	(4,384,905)
Dispositions of property, plant, and equipment	182,400	313,830

Net cash used in investing activities	(4,138,576)	(7,501,279)

Cash flows from financing activities:
Borrowings of revolving line of credit	29,167,423	26,816,381
Repayments of revolving line of credit	(27,347,761)	(28,069,491)
Borrowings of long-term debt	—	3,800,000
Repayments of long-term debt	(3,234,355)	(2,533,548)
Net proceeds from issuance of common stock	306,090	560,309

Net cash (used in) provided by financing activities	(1,108,603)	573,651

Effect of Exchange rate changes on cash	32,779	(15,514)

Net (decrease) increase in cash and cash equivalents	(77,957)	338,415
Cash and cash equivalents at beginning of period	648,265	1,689,391

Cash and cash equivalents at end of period	$570,308	$2,027,806

Supplemental schedule of non-cash investing and financing activities:
Capital lease obligations	—	$(881,000)

The accompanying notes are an integral part of these consolidated financial statements.

NATIONAL DENTEX CORPORATION
Notes to Condensed Consolidated Financial Statements
June 30, 2008
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
     The changes in the carrying amount of goodwill for the six months ended June 30, 2008 are as follows:

As of
June 30, 2008
Beginning of year	$68,987,000
Adjustments related to contingent consideration	300,000
Effects of exchange rate changes	(69,000)

Goodwill— End of period	$69,218,000

     Adjustments related to contingent consideration arise from payments related to laboratory purchase obligations subject to earnings performance, as detailed in the purchase agreements. As of June 30, 2008, all contingencies have been resolved.
Trade Names
     Trade names, as acquired, are valued using a quantification of the income generated based on the recognition afforded by the trade name in the marketplace, using the relief-from-royalty valuation approach. Company practice is to use existing and acquired trade names in perpetuity, and consequently they have been treated as indefinite-lived intangibles. While these assets are not subject to amortization, they are tested for impairment on an annual basis in accordance with SFAS No. 142. The Company uses the relief-from-royalty valuation approach at each fiscal year end to determine the value of the asset. Trade name impairment charges result from a decline in forecasted revenue at specific laboratories in comparison to revenue forecasts used in previous valuation calculations. There were no trade name impairment charges recorded for the six month periods ended June 30, 2008 or 2007.
     The changes in the carrying amount of trade names for the six months ended June 30, 2008 are as follows:

As of June 30, 2008
Beginning of year	$8,998,000
Effects of exchange rate changes	(12,000)

Trade Names — End of period	$8,986,000

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

As of June 30, 2008
Beginning of year, Gross	$7,993,000
Effects of exchange rate changes	(9,000)

Customer Relationships, Gross	7,984,000
Less: Accumulated amortization	(2,803,000)

Customer Relationships, Net	$5,181,000

     Amortization expense associated with customer relationships totaled approximately $385,000 for the six months ended June 30, 2008 and is recorded in selling, general and administrative expenses. Future amortization expense of the current customer relationship balance will be approximately:

For the remainder of fiscal 2008	$385,000
2009	770,000
2010	770,000
2011	770,000
2012	701,000
2013	489,000
Thereafter	1,296,000

$5,181,000

Non-competition Agreements
     In connection with acquisitions, the Company has executed non-compete agreements with certain individuals, ranging over periods of 2 to 15 years. The amounts assigned to non-competition agreements are amortized on a straight-line basis over the economic useful life of the agreement, and are recorded as operating expenses.

As of June 30, 2008
Beginning of year, Gross	$10,553,000
Effects of exchange rate changes	(1,000)

Non-competition Agreements, Gross	10,552,000
Less: Accumulated amortization	(8,964,000)

Non-competition Agreements, Net	$1,588,000

     Amortization expense associated with non-competition agreements totaled approximately $155,000 for the six months ended June 30, 2008.
     Future amortization expense of non-competition agreements will be approximately:

For the remainder of fiscal 2008	$142,000
2009	274,000
2010	265,000
2011	225,000
2012	170,000
2013	152,000
Thereafter	360,000

$1,588,000

(4) Earnings per Share
     In accordance with the disclosure requirements of SFAS No. 128, “Earnings per Share,” basic earnings per share is computed by dividing net income by the weighted average number of shares outstanding and diluted earnings per share reflects the dilutive effect of potential common shares. The weighted average number of shares outstanding, the dilutive effects of outstanding stock options, and the shares under option plans that were anti-dilutive for the three and six months ended June 30, 2008 and 2007 are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2008	2007	2008
Weighted average number of shares used in basic earnings per share calculation	5,535,794	5,630,056	5,523,050	5,607,518
Incremental shares under option plans	130,364	22,137	130,792	29,694

Weighed average number of shares used in diluted earnings per share calculation	5,666,158	5,652,193	5,653,842	5,637,212

Shares under option plans excluded in computation of diluted earnings per share due to anti-dilutive effects	120,415	394,375	122,101	430,508

(5) Inventories
     Inventories consist of the following:

	December 31, 2007	June 30, 2008
Raw Materials	$5,941,931	$6,172,442
Work in Process	1,160,686	1,494,324
Finished Goods	251,445	180,447

	$7,354,062	$7,847,213

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

	Three Months Ended	Six Months Ended
	June 30, 2008	June 30, 2008
Net income	$1,937,192	$3,617,822
Foreign currency translation adjustments	26,679	(126,664)

Total comprehensive income	$1,963,871	$3,491,158

     Accumulated other comprehensive income at June 30, 2008 of $318,665 as presented in the equity section of the consolidated balance sheet is entirely attributable to accumulated foreign currency translation adjustments.
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
     As of June 30, 2008, $17,906,000 was available under the consolidated revolving line of credit. Prior to the consolidation of the credit lines, $3,800,000 was borrowed under the acquisition line of credit. This amount represents cumulative payments of deferred laboratory purchase price obligations drawn from the revolving line of credit since November 2006, when the loan agreement was amended, and has been classified as long-term debt.
Long-Term Obligations:

	December 31,	June 30,
	2007	2008
Term note	$29,583,000	$27,083,000
Borrowings under the former acquisition line of credit	—	3,800,000
Other long-term debt	112,000	959,000

Total long-term debt	29,695,000	31,842,000
Less: Current maturities	5,064,000	5,129,000

Long-term debt, less current portion	$24,631,000	$26,713,000

     The table below reflects the expected repayment terms associated with the long-term debt at June 30, 2008. The interest rate associated with the Company’s borrowings as of June 30, 2008 was 5.3%.

June 30, 2008
Principal Due
For the remainder of fiscal 2008	$2,582,000
Fiscal 2009	8,917,000
Fiscal 2010	5,083,000
Fiscal 2011	14,667,000
Fiscal 2012	84,000
Thereafter	509,000

Total	$31,842,000

(8) Fair Value Measurements
     Effective January 1, 2008, we adopted SFAS No. 157, “Fair Value Measurements” (SFAS 157) and SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159). SFAS 157 defines fair value, establishes a framework for measuring fair value under GAAP and enhances disclosures about fair value measurements. Fair value is defined under SFAS 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS 157 establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value which are provided in the table below. SFAS 159 allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis. The adoption of both SFAS 157 and SFAS 159 had no impact on the Company’s financial statements.
     In February 2008, the FASB issued a FSP 157-2 that (1) partially deferred the effective date of SFAS 157 for one year for certain nonfinancial assets and nonfinancial liabilities and (2) removed certain leasing transactions from the scope of SFAS 157. SFAS 157 as amended by this FSP is effective for nonfinancial assets and liabilities in fiscal years beginning after November 15, 2008 and will be applied prospectively. The provisions of SFAS 157 are not expected to have a material impact on our consolidated financial statements.
     The Company uses the market approach technique to value its financial instruments and there were no changes in valuation techniques during the six months ended June 30, 2008. The Company’s financial assets and liabilities are primarily comprised of investments in insurance contracts held as assets to satisfy outstanding retirement liabilities.
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
The following table presents information about the Company’s financial assets measured at fair value on a recurring basis as of June 30, 2008. There were no liabilities that require disclosure:

		Quoted Prices in	Significant Other
	As of	Active Markets	Observable Inputs	Significant Unobservable
Description	June 30, 2008	(Level 1)	(Level 2)	Inputs ( Level 3)

Financial Assets
Cash Surrender Value of Life Insurance	$5,875,000	—	$5,875,000	—
Total Financial Assets	$5,875,000	—	$5,875,000	—

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
(10) Segment Information
     The Company follows Statement of Financial Accounting Standards No. 131 (“SFAS 131”), “Disclosures about Segments of an Enterprise and Related Information”. SFAS 131 establishes standards for disclosing information about reportable segments in financial statements. Laboratory operating income includes the direct profits generated by laboratories owned by the Company and excludes general and administrative expenses of the Company’s corporate location, including amortization expenses associated with the Company’s intangible assets, as well as interest expense.
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

     The following table sets forth information about the Company’s operating segments for the three and six months ended June 30, 2007 and 2008.

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2007	June 30, 2008	June 30, 2007	June 30, 2008
Revenue:
NDX Laboratories	$33,400,304	$32,681,178	$65,980,661	$64,690,514
Green Dental Laboratory	5,089,939	5,479,961	10,218,427	10,779,170
Keller Group	6,120,446	6,756,211	11,836,206	13,196,932

Subtotal	44,610,689	44,917,350	88,035,294	88,666,616

Inter-segment Revenues:
NDX Laboratories	65,541	100,114	109,020	194,450
Green Dental Laboratory	70,984	118,042	107,146	175,686
Keller Group	40,094	119,613	41,821	188,235

Net Sales	$44,434,070	$44,579,581	$87,777,307	$88,108,245

Laboratory Operating Income:
NDX Laboratories	$5,339,030	$4,210,940	$10,401,059	$8,808,165
Green Dental Laboratory	1,147,490	1,466,819	2,578,324	2,604,664
Keller Group	931,524	983,526	1,869,765	1,830,246

	$7,418,044	$6,661,285	$14,849,148	$13,243,075

Total Assets:
NDX Laboratories	$88,100,894	$92,965,853	$88,100,894	$92,965,853
Green Dental Laboratory	26,828,504	26,655,551	26,828,504	26,655,551
Keller Group	25,976,785	25,986,928	25,976,785	25,986,928
Corporate	9,589,585	15,871,649	9,589,585	15,871,649

	$150,495,768	$161,479,981	$150,495,768	$161,479,981

Capital Expenditures:
NDX Laboratories	$852,133	$1,736,418	$1,167,445	$4,958,851
Green Dental Laboratory	306,869	27,454	329,695	96,480
Keller Group	360,465	60,943	592,231	174,264
Corporate	125,636	451,910	200,959	613,320

	$1,645,103	$2,276,725	$2,290,330	$5,842,915

Depreciation & Amortization on Property, Plant & Equipment:
NDX Laboratories	$538,182	$707,845	$1,131,892	$1,395,258
Green Dental Laboratory	81,098	79,294	151,633	166,976
Keller Group	94,740	129,345	168,174	256,598
Corporate	167,693	195,004	330,266	380,969

	$881,713	$1,111,488	$1,781,965	$2,199,801

     Reconciliation of Laboratory Operating Income with reported Consolidated Operating Income:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2007	June 30, 2008	June 30, 2007	June 30, 2008
Laboratory Operating Income	$7,418,044	$6,661,285	$14,849,148	$13,243,075
Less:
Corporate Selling, General and Administrative Expenses	2,453,506	2,739,331	5,134,390	5,809,980
Amortization Expense — Intangible Assets	313,113	270,914	717,840	550,836
Add:
Other Expense	223,147	210,234	397,648	368,417

Consolidated Operating Income	$4,874,572	$3,861,274	$9,394,566	$7,250,676

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements and the related notes that appear elsewhere in this document.
     Certain statements in this Quarterly Report, particularly statements contained in this Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words “anticipate”, “believe”, “estimate”, “expect”, “plan”, “intend” and other similar expressions are intended to identify these forward-looking statements, but are not the exclusive means of identifying them. Forward-looking statements included in this Quarterly Report or hereafter included in other publicly available documents filed with the Securities and Exchange Commission (“SEC”), reports to our stockholders and other publicly available statements issued or released by us involve known and unknown risks, uncertainties, and other factors which could cause our actual results, performance (financial or operating) or achievements to differ from the future results, performance (financial or operating) or achievements expressed or implied by such forward-looking statements. Such future results are based upon our best estimates based upon current conditions and the most recent results of operations. Various risks, uncertainties and contingencies could cause our actual results, performance or achievements to differ materially from those expressed in, or implied by, the forward-looking statements contained in this Quarterly Report. These include, but are not limited to, those described under “Factors that may Affect Future Results” as well as under Part II Item 1A “Risk Factors” of this Quarterly Report and our other quarterly reports filed with the SEC for 2008 and under Item 1A of our most recently filed Annual Report on Form 10-K. We assume no obligation to update these forward-looking statements contained in this report, whether as a result of new information, future events, or otherwise.
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

Recent Trends
     We believe that recent unfavorable economic conditions in the United States are negatively impacting the entire dental laboratory industry, as price-sensitive consumers postpone elective dental work. Additionally, we believe that the low cost segment for United States manufactured dental prosthetics has declined as competition from offshore laboratories, primarily those located in China, has become more intensive. While our business has not focused on this low cost segment of the market, we have experienced pricing pressures from other laboratories in our marketplaces that have restrained our ability to increase prices. Since 2007, these increasing competitive pressures in the form of low price competition have been partially responsible for decreasing revenues or revenue growth in several marketplaces. In addition, we face growing competition from technology-based solutions that allow dentists to fabricate their own restorations without the use of a dental laboratory. These trends appear to be restraining industry growth, and have impacted our results of operations.
     The main components of our costs are labor and related employee benefits as well as raw materials, including precious metals. Over the past several years, competition for labor resources and increases in medical insurance costs, as well as volatility in the prices of many precious metals that we use, such as gold and palladium, have driven these costs higher. In 2007, we evaluated and adjusted staffing levels, as appropriate, at each of our locations, while continuing to recognize the need to maintain an available and properly trained workforce. Additionally, technology-based dental laboratory CAD-CAM manufacturing solutions have required us to make additional investments in capital equipment. We believe that these investments are critical to our long-term business strategy.
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
     The acquisition of Keller has broadened our marketing strategies and product offerings. In recent years Keller has changed its focus from local markets in the Midwest to the national marketplace. In order to sustain this strategy, Keller invests significantly in product advertising, primarily in dental print publications and direct mail, on products that can generate strong revenue growth. One of these products is the NTI-tss plus tm device (NTI), an alternative to full-coverage bite guards that is also approved by the FDA for use in the prevention of medically diagnosed migraine pain and jaw disorders. Sales growth for NTI, for which Keller holds a 15 year exclusive product license, was approximately $595,000, or 18%, in the first six months of 2008 as compared to the first six months of 2007.
     In order to finance the purchase of Green and Keller, we borrowed approximately $39,200,000 in long-term debt. Future acquisitions may also be financed using available debt financing. As a result of our acquisitions of Green and Keller, we are more highly leveraged than we were previously. Our interest expense has therefore become a more significant component of our pre-tax earnings. Interest expense in 2007 was $2,803,000 compared to $1,523,000 in 2006 and $665,000 in 2005. However, due primarily to lower interest rates in the first half of 2008 compared to the first half of 2007, interest expense declined from $1,481,000 for the six months ended June 30, 2007 to $1,021,000 for the six months ended June 30, 2008.

Overview of Results of Operations
     For the year ended December 31, 2007, sales increased $20,253,000 to $170,361,000, and net income increased $863,000 as compared to the prior fiscal year. The acquisitions completed in the fourth quarter of 2006, Keller and Impact Dental of Ottawa, Ontario, were primarily responsible for this sales growth. During fiscal 2007, internal sales growth was essentially flat with a sales decline of $503,000 overall. In the NDX Laboratories operating segment, consisting of our laboratories other than Keller and Green, the consolidation of certain laboratories and departments, with the goal of improving segment profitability, led to the loss of certain customers and contributed to the decline in same laboratory sales. During the first six months of 2008, revenues in the NDX Laboratories operating segment declined $1,376,000, or 2.1% as compared to the first six months of 2007, while Keller increased by $1,214,000, or 10.3% and Green increased by $492,000 or 4.9%.
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
     For the six months ended June 30, 2008, gross profit decreased by $1,746,000 compared to the six months ended June 30, 2007. Health insurance costs increased approximately $550,000 as a result of higher claims experience and labor costs increased by approximately $802,000 over the prior period as a result of base pay increases, including raises related to a modification of the Laboratory Incentive Compensation plan (the “Laboratory Plan”). The former plan was designed to reward operating efficiency. The modified plan is now designed to provide incentives for growth in profits. As a result of these and other design changes, the reported amounts of laboratory incentive compensation are significantly less this year than in the past. Conversely, labor expenses are somewhat higher within both cost of goods sold and operating expenses. As a result, in combination with declines related to decreases in operating performance, laboratory incentive compensation decreased by $2,036,000 for the six months ended June 30, 2008.
     Within operating expenses, increases in deferred compensation and market declines in the investment values of related insurance policies combined to increase expenses by $500,000. Primarily as a result of rising fuel costs, delivery costs increased $486,000. As a result of the factors discussed above, net income decreased by $1,043,000 to $3,618,000 for the six months ended June 30, 2008 compared to $4,661,000 for the six months ended June 30, 2007.
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

     The Second Agreement was amended on May 9, 2008, effective March 31, 2008, to revise certain financial targets within these covenants. Additionally, the Bank and our management agreed to consolidate the revolving line of credit with the acquisition line of credit into a single line of credit of $25,000,000 to be used for general corporate purposes, including potential acquisitions. The amendment to the Second Agreement did not change the total availability under the Second Agreement.
     As of June 30, 2008, $17,906,000 was available under the consolidated revolving line of credit. Prior to the consolidation of the credit lines, $3,800,000 was borrowed under the acquisition line of credit. This amount represents cumulative payments of deferred laboratory purchase price obligations drawn from the revolving line of credit since November 2006, when the loan agreement was amended, and has been classified as long-term debt.
Long-Term Obligations:

	December 31, 2007	June 30, 2008

Term note	$29,583,000	$27,083,000
Borrowings under the former acquisition line of credit	—	3,800,000
Other long-term debt	112,000	959,000

Total long-term debt	29,695,000	31,842,000
Less: Current maturities	5,064,000	5,129,000

Long-term debt, less current portion	$24,631,000	$26,713,000

     The table below reflects the expected repayment terms associated with the long-term debt at June 30, 2008. The interest rate associated with our borrowings was 5.3% as of June 30, 2008.

June 30, 2008
Principal Due

For the remainder of fiscal 2008	$2,582,000
Fiscal 2009	8,917,000
Fiscal 2010	5,083,000
Fiscal 2011	14,667,000
Fiscal 2012	84,000
Thereafter	509,000

Total	$31,842,000

     Operating activities provided $7,282,000 in cash flow for the six months ended June 30, 2008 compared to $5,136,000 during the six months ended June 30, 2007, an increase of $2,146,000. Our working capital increased from $6,000,000 at December 31, 2007 to $7,375,000 at June 30, 2008. The increase was primarily attributable to decreases in current bank debt of $1,189,000; increases in accounts payable and accrued liabilities of $537,000, increases in accounts receivable of $784,000, primarily related to increased sales volume; increases in inventory of $493,000, primarily related to increases in work in process inventories, offset by: decreases in prepaid expenses of $784,000, primarily related to decreases in prepaid income taxes due to timing differences in our payments.
     Investing activities consumed $7,501,000 in cash flow for the six months ended June 30, 2008 compared to $4,139,000 during the six months ended June 30 2007, an increase of $3,362,000. Capital expenditures increased from $2,627,000 at June 30, 2007 to $4,385,000 at June 30, 2008 primarily due to leasehold improvements for new facilities. Long-term notes receivable increased $2,000,000 pursuant to the execution of an extension of the NTI agreement for Keller.

     Within financing activities, net borrowings on credit lines increased by $727,000 from $1,820,000 for the six months ended June 30, 2007 to $2,547,000 for the six months ended June 30, 2008 while amounts due under the term facility declined $2,500,000 to $27,083,000 at June 30, 2008 from $29,583,000 at December 31, 2007 as a result of scheduled term loan repayments. We believe that cash flow from operations and available financing will be sufficient to meet contemplated operating and capital requirements such as those discussed below, for the foreseeable future.
Commitments and Contingencies
     The following table represents a list of our contractual obligations and commitments as of June 30, 2008:

	Payments Due By Period
		Less Than			Greater Than
	Total	1 Year	1 - 3 Years	4 - 5 Years	5 Years
Term Loan Facility	$27,083,000	$5,000,000	$10,000,000	$12,083,000	—
Line of credit	7,094,000	—	7,094,000	—	—
Interest expense	3,610,000	1,374,000	1,899,000	266,000	71,000
Capital Leases	958,000	145,000	186,000	160,000	467,000
Operating Leases:
Real Estate	19,372,000	3,506,000	6,105,000	4,781,000	4,980,000
Vehicles	786,000	542,000	241,000	3,000	—
Equipment	190,000	99,000	76,000	15,000	—
Laboratory Purchase Obligations	600,000	300,000	300,000	—	—

TOTAL	$59,693,000	$10,966,000	$25,901,000	$17,308,000	$5,518,000

     Bank borrowings on the term loan facility, with repayment terms greater than one year, are classified as long-term debt on the balance sheet. Amounts borrowed on the acquisition line of credit, which expires on November 7, 2009, have been classified as long-term debt. Interest expense payments, included in the above table, related to the term loan facility have been projected using the interest rate associated with current borrowings which is 5.3%.
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
Results of Operations
     The following table sets forth for the periods indicated the percentage of net sales represented by certain items in our Unaudited Consolidated Financial Statements for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2007	2008	2007	2008
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	56.0	58.1	56.0	58.1

Gross profit	44.0	41.9	44.0	41.9
Selling, general and administrative expenses	33.0	33.2	33.3	33.6

Operating income	11.0	8.7	10.7	8.3
Other expense	0.5	0.5	0.5	0.4
Interest expense	1.7	1.2	1.6	1.2

Income before provision for income taxes	8.8	7.0	8.6	6.7
Provision for income taxes	3.4	2.7	3.3	2.6

Net income	5.4%	4.3%	5.3%	4.1%

Six Months Ended June 30, 2008 compared with Six Months Ended June 30, 2007
     Net Sales
     For the six months ended June 30, 2008, net sales increased $331,000 or 0.4% over the six months ended June 30, 2007. However, approximately $994,000 of such sales was attributable to the effect of increased prices due to underlying increases in the prices of precious metals passed through to customers without which net sales would have decreased slightly. Net sales increased by approximately $1,214,000, or 10.3% in the Keller operating segment and increased $492,000 or 4.9%, in the Green operating segment. Net sales decreased approximately $1,376,000 in the NDX Laboratories operating segment. Competitive pressures from offshore laboratories that can produce crowns at fees lower than crowns manufactured in the United States continue to limit our ability to raise our prices during a time when we have experienced relatively higher costs for precious metals used in manufacturing. In addition, these competitive pressures are partially responsible for declines in revenues or revenue growth in several marketplaces. We also believe that recent unfavorable economic conditions in the United States are impacting our revenues and the revenues of the entire dental laboratory industry, as price-sensitive consumers postpone elective dental work.
     Cost of Goods Sold
     Our cost of goods sold increased by $2,076,000 or 4.2% in the six months ended June 30, 2008 over the six months ended June 30, 2007. As a percentage of sales, cost of goods sold increased from 56.0% to 58.1%, primarily resulting from increases in labor and related benefits and laboratory overhead.
     Production labor and related benefits increased by approximately $974,000 for the six months ended June 30, 2008 compared to the six months ended June 30, 2007. Included in this increase is a reclassification of approximately $524,000 in base pay increases related to modifications of the Laboratory Plan, which is discussed above, while health insurance expense increased by approximately $419,000. Overall, manufacturing labor and benefits expense as a percentage of sales for the six months ended June 30, 2008 increased from 32.1% in the first six months of 2007 to 33.1% in the first six months of 2008. Green’s labor costs of 27.8% of sales and Keller’s labor costs of 22.5% of sales lowered the overall percentage while the portion attributable to NDX Laboratories increased to 36.1% of sales for the six months ended June 30, 2008 from 34.4% for the six months ended June 30, 2007.
     The cost of raw materials as a percentage of sales increased from 15.9% for the six months ended June 30, 2007 to 16.2% for the six months ended June 30, 2008. During the first six months of 2008 the average cost of gold and palladium, precious metals used as components of many dental alloys, increased by approximately 38.3% for gold and 24.8% for palladium over average costs for these materials in the first six months of 2007. Although we were able to pass a portion of precious metal cost increases on to our customers, prolonged higher metal costs have had and likely will continue to have a negative impact on gross profit percentages.
     Selling, General and Administrative Expenses
     Operating expenses, which consist of selling, delivery and administrative expenses both at the laboratory and corporate level, increased by $398,000 or 1.4% in the six months ended June 30, 2008 compared to the six months ended June 30, 2007. Operating expenses as a percentage of net sales increased from 33.3% in 2007 to 33.6% in 2008. Delivery expenses as a percentage of sales increased from 8.8% in the six months ended June 30, 2007 to 9.3% in 2008. Selling expenses increased from 6.0% of sales for the six months ended June 30, 2007 to 6.7% in 2008, primarily due to increases at Keller. Selling expenses in 2008 for the Keller segment were 16.3% of sales, or $2,150,000, compared to 14.4%, or $1,704,000 in 2007. Laboratory incentive compensation decreased from 2.8% of sales in 2007 to 0.4% in 2008, while the amount decreased by $2,036,000 from $2,425,000 for the six months ended June 30, 2007 to $389,000 in 2008. Executive incentive compensation decreased by $308,000 due to declines in profit performance.
     The increase of $389,000 in our operating expenses in the first six months of 2008 compared to the same period in 2007 was primarily attributable to the following items:
•	Increases in delivery costs, resulting primarily from cost increases in fuel and delivery services — $486,000;

•	Increases in selling expenses, including $298,000 in increased marketing expense at Keller and $258,000 in increased compensation — $652,000;

•	Increases in administrative expenses at the laboratory level, including $443,000 in increased compensation primarily resulting from increases to base pay related to the change in the Laboratory Plan— $788,000;

•	Increases in salaries and benefits at the corporate level— $664,000; and

•	Increases in deferred compensation and decreases in related cash surrender value of underlying life insurance policies as a result of market value declines — $500,000;
     Partially offset by:
•	Decreases in laboratory incentive compensation as a result of the Laboratory Plan restructuring — $2,036,000.

•	Decreases in executive incentive compensation accruals due to our financial results — $308,000; and

•	Decreases in training expense — $148,000.
     Operating Income
     As a result of the above factors, our operating income decreased by $2,144,000 to $7,251,000 for the six months ended June 30, 2008 from $9,395,000 for the first six months of 2007. As a percentage of net sales, operating income decreased from 10.7% for the first six months of 2007 to 8.2% for the first six months of 2008.
     Interest Expense
     Interest expense decreased $460,000 from $1,481,000 for the six months ended June 30, 2007 to $1,021,000 for the corresponding period of 2008, primarily as a result of declining interest rates.
     Provision for Income Taxes
     The provision for income taxes decreased by $611,000 to $2,243,000 for the six months ended June 30, 2008 from $2,854,000 in 2007. The 38.0% effective tax rate estimated for the first six months ended June 30, 2007 increased to 38.3% for 2008 due to changes in the amounts of certain non-deductible expenses.
     Net Income
     As a result of all the factors discussed above, net income decreased $1,043,000 to $3,618,000 or $0.64 per share on a diluted basis for the six months ended June 30, 2008 from $4,661,000 or $0.82 per share on a diluted basis for the six months ended June 30, 2007.

Three Months Ended June 30, 2008 compared with Three Months Ended June 30, 2007
     Net Sales
     For the three months ended June 30, 2008, net sales increased $146,000 or 0.3% over the three months ended June 30, 2007. However, approximately $454,000 of such sales was attributable to the effect of increased prices due to underlying increases in the prices of precious metals without which net sales would have decreased slightly. Net sales increased by approximately $556,000, or 9.1% in the Keller operating segment and increased $343,000 or 6.8%, in the Green operating segment. Net sales decreased approximately $754,000 in the NDX Laboratories operating segment for reasons previously discussed in the six month comparison above.
     Cost of Goods Sold
     Our cost of goods sold increased by $1,041,000 or 4.2% in the three months ended June 30, 2008 over the three months ended June 30, 2007. As a percentage of sales, cost of goods sold increased from 56.0% to 58.1%, primarily resulting from increases in labor and related benefits and laboratory overhead.
     Production labor and related benefits increased by approximately $383,000 for the three months ended June 30, 2008 compared to the three months ended June 30, 2007. Included in this increase is a reclassification of approximately $262,000 in base pay increases related to modifications of the Laboratory Plan offset by decreases in overtime of $59,000. Overall, labor expense as a percentage of sales for the three months ended June 30, 2008 increased over the three months ended June 30, 2007 from 32.0% to 32.7%. Green’s labor costs of 26.4% of sales and Keller’s labor costs of 22.2% of sales lowered the overall percentage while the portion attributable to NDX Laboratories increased to 36.0% of sales for the three months ended June 30, 2008 from 34.1% for the three months ended June 30, 2007.
     The cost of raw materials as a percentage of sales increased from 16.1% for the three months ended June 30, 2007 to 16.4% for the three months ended June 30, 2008. During the second quarter of 2008 the average cost of gold and palladium, precious metals used as components of many dental alloys, increased by approximately 34.3% for gold and 20.5% for palladium over average costs in the second quarter of 2007.
     Selling, General and Administrative Expenses
     Operating expenses, which consist of selling, delivery and administrative expenses both at the laboratory and corporate level, increased by $118,000 or 0.8% in the three months ended June 30, 2008 compared to the three months ended June 30, 2007. Operating expenses as a percentage of net sales increased from 33.1% in the second quarter of 2007 to 33.2% in the second quarter of 2008. Delivery expenses as a percentage of sales increased from 9.0% in the three months ended June 30, 2007 to 9.5% in the same period of 2008. Selling expenses increased from 5.9% of sales for the three months ended June 30, 2007 to 6.6% in 2008. Selling expenses in the second quarter of 2008 for the Keller segment were 15.2% of sales, or $1,026,000. Laboratory incentive compensation decreased from 2.9% of sales in the second quarter of 2007 to 0.9% in the second quarter of 2008, while the amount decreased by $1,054,000 from $1,273,000 for the three months ended June 30, 2007 to $219,000 for the three months indeed June 30, 2008. Executive incentive compensation decreased by $250,000 due to declines in profit performance.
     The increase of $118,000 in our operating expenses in the second quarter of 2008 compared to the second quarter of 2007 was primarily attributable to the following items:
•	Increases in delivery costs, resulting primarily from cost increases in fuel and delivery services — $194,000;

•	Increases in selling expenses, including $166,000 in advertising expense increases at Keller and $121,000 in increased compensation — $297,000;

•	Increases in administrative expenses at the laboratory level, including $294,000 in increased compensation primarily resulting from increases to base pay related to the change in the Laboratory Plan— $437,000;

•	Increases in salaries and benefits at the corporate level — $413,000; and

•	Increases in deferred compensation and decreases in related cash surrender value of underlying life insurance policies as a result of market value declines — $150,000;
     Partially offset by:
•	Decreases in laboratory incentive compensation as a result of the Laboratory Plan restructuring — $1,054,000; and

•	Decreases in executive incentive compensation accruals due to our financial results — $250,000.
     Operating Income
     As a result of the above factors, our operating income decreased by $1,014,000 to $3,861,000 for the quarter ended June 30, 2008 from $4,875,000 for the corresponding quarter of 2007. As a percentage of net sales, operating income decreased to 8.7% for the second quarter of 2008 from 11.0% for the corresponding quarter of 2007.
     Interest Expense
     Interest expense decreased $241,000 to $513,000 for the quarter ended June 30, 2008 from $754,000 for the corresponding quarter of 2007 primarily as a result of declining interest rates on our line of credit.
     Provision for Income Taxes
     The provision for income taxes decreased by $279,000 to $1,201,000 for the quarter ended June 30, 2008 from $1,480,000 for the corresponding quarter of 2007. The 38.0% effective tax rate for the quarter ended June 30, 2007 increased to 38.3% for 2008 due to changes in the amounts of certain non-deductible expenses.
     Net Income
     As a result of all the factors discussed above, net income decreased $480,000 to $1,937,000 or $0.34 per share on a diluted basis for the quarter ended June 30, 2008 from $2,417,000 or $0.43 per share on a diluted basis for the corresponding quarter of 2007.
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

	Three Months Ended June 30
	2007	2008	$ Change	% Change
Revenue:
NDX Laboratories	$33,400,304	$32,681,178	$(719,126)	(2.2)
Green Dental	5,089,939	5,479,961	390,022	7.7
Keller	6,120,446	6,756,211	635,765	10.4

Subtotal	44,610,689	44,917,350	306,661	.7
Less: Inter-segment Revenues:	176,619	337,769	161,150	91.2

Net Sales	$44,434,070	$44,579,581	$145,511	.3

Laboratory Operating Income:
NDX Laboratories	$5,339,030	$4,210,940	$(1,128,090)	(21.1)
Green Dental	1,147,490	1,466,819	319,329	27.8
Keller	931,524	983,526	52,002	5.6

Laboratory Operating Income	$7,418,044	$6,661,285	$(756,759)	(10.2)

	Six Months Ended June 30
	2007	2008	$ Change	% Change
Revenue:
NDX Laboratories	$65,980,661	$64,690,514	$(1,290,147)	(2.0)
Green Dental	10,218,427	10,779,170	560,743	5.5
Keller	11,836,206	13,196,932	1,360,726	11.5

Subtotal	88,035,294	88,666,616	631,322	.7
Less: Inter-segment Revenues:	257,987	558,371	300,384	—

Net Sales	$87,777,307	$88,108,245	$330,938	.4

Laboratory Operating Income:
NDX Laboratories	$10,401,059	$8,808,165	$(1,592,894)	(15.3)
Green Dental	2,578,324	2,604,664	26,340	1.0
Keller	1,869,765	1,830,246	(39,519)	(2.1)

Laboratory Operating Income	$14,849,148	$13,243,075	$(1,606,073)	(10.8)

NDX Laboratories
     For the six months ended June 30, 2008, before elimination of inter-segment revenues, sales in this segment decreased by 2.0%. The reduction in sales resulted in part from the loss of certain customers as we consolidated certain laboratories and departments, with the goal of improving long-term profitability. Several laboratories in this segment also experienced lower unit volumes as they were impacted by increased competitive pressures in the form of low price competition.
     Gross profit as a percentage of sales decreased from 41.9% for the six months ended June 30, 2007 to 38.7% for the six months ended June 30, 2008. Cost of goods sold increased by $1,147,000 in the first six months of 2008 as compared to the first six months of 2007. The increase was attributable to increases in manufacturing labor and benefits of approximately $580,000, resulting from increases to base pay of $524,000 related to changes in the Laboratory Plan and increases in health insurance and other benefit costs of $313,000, which were partially offset by lower labor costs resulting from labor force reductions. Materials costs decreased approximately $31,000 on lower sales volume and laboratory overhead increased by approximately $598,000 resulting from depreciation and increased rent for new facilities.
     Laboratory operating income as a percentage of sales for NDX Laboratories decreased from 15.8% for the six months ended June 30, 2007 to 13.7% for the six months ended June 30, 2008 and declined by $1,593,000 or 15.3% as a result of the factors discussed above.
Green Dental Laboratory
     Sales growth before elimination of inter-segment revenues for the six months ended June 30, 2008 in this segment was 5.5%. As a percentage of sales, gross profit decreased from 48.3% for the six months ended June 30, 2007 to 48.0% for the six months ended June 30, 2008, primarily as a result of increases in materials cost, including precious metals. In addition to temporary increases in overtime of $64,000 resulting primarily from training and implementation of new production methods, benefit costs increased $56,000, primarily resulting from increases in the cost of providing health insurance. Materials costs increased $137,000 in the six months of 2008 as compared to the six months ended June 30, 2007, and although the dollar amount of precious metals used was consistent in both periods, it was higher as a percentage of sales. Precious metal-based unit volume was down in favor of zirconia-based, CAD-CAM produced units. Increased expenses for implant parts, porcelain and zirconia materials resulted from this changing product mix.
     As a result of the factors discussed above, laboratory operating income as a percentage of sales for Green declined from 25.8% for the six months ended June 30, 2007 to 24.6% for the six months ended June 30, 2008 and increased by $26,000.

Keller Group
     For the six months ended June 30, 2008, sales growth before elimination of inter-segment revenues in this segment was 11.5%. As a percentage of sales, gross profit increased from 51.9% for the six months ended June 30, 2007 to 52.2% for the six months ended June 30, 2008, primarily as a result of improved labor efficiency, partially offset by increased materials cost, including precious metals. Delivery costs increased by $322,000 which primarily is the result of increased delivery service charges due to higher volume and increased fuel costs. As a result, delivery costs as a percentage of sales rose to 11.6% during the first six months of 2008 from 10.2% during the first six months of 2007. Advertising expense increased by $166,000 in the six months ended June 30, 2008 compared to 2007 due to increased marketing activities.
     As a result of the factors discussed above, laboratory operating income as a percentage of sales for Keller declined from 15.9% for the six months ended June 30, 2007 to 14.1% for the six months ended June 30, 2008, a decrease of $40,000.
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
     At June 30, 2008, we had variable rate debt of $34,177,000. Based on this amount, the earnings and cash flows impact for the next year resulting from a one percentage point increase in interest rates would be approximately $211,000, net of tax, holding other variables constant.
Item 4. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures.
     We carried out an evaluation, with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of June 30, 2008. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2008, our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e), were effective to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission is accumulated and communicated to management, including the CEO and CFO, to allow timely decisions regarding required disclosure.
(b) Changes in Internal Controls.
     No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     On May 6, 2008, the U.S. Court of Appeals for the Federal Circuit issued a favorable ruling in a patent infringement case, PSN Illinois, LLC vs. Ivoclar Vivadent, Inc., et al., in which we are a defendant. In its ruling, the Court of Appeals affirmed a federal district court’s previous grant of summary judgment in favor of the defendants on the grounds of non-infringement. The plaintiff subsequently petitioned for a rehearing and that request was denied on July 16, 2008.
     We are involved from time to time in other litigation incidental to our business. Our management believes that the outcome of such litigation, individually or in the aggregate, will not have a material adverse effect upon our operations or financial condition and will not disrupt our normal operations. Refer to our Annual Report on Form 10-K for the year ended December 31, 2007, and our quarterly report on Form 10-Q for the period ended March 31, 2008 for a discussion of certain litigation matters.
Item 1A. Risk Factors
     There have been no material changes to the risk factors previously disclosed in Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, as filed with the SEC on March 12, 2008.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     In November 2002, we announced that our Board of Directors approved the repurchase by us of up to 300,000 shares of our common stock pursuant to a stock repurchase program. During the six months ended June 30, 2008, we did not repurchase any shares of our common stock. We continue to consider repurchases on the open market or in privately-negotiated transactions, at management’s discretion.
Issuer Purchases of Equity Securities

Maximum Number
			Total Number of	of Shares that
			Shares Purchased	May Yet Be
	Total Number	Average	as Part of Publicly	Purchased Under
	of Shares	Price Paid	Announced Plans	the Plans or
Fiscal Period	Purchased	per Share	or Programs	Programs
January 1, 2008 — June 30, 2008	—	$—	—	206,700
We did not repurchase any of our equity securities during the six months ended June 30, 2008 or engage in any transactions during such period reportable pursuant to Item 703 of Regulation S-K.
Item 3. Defaults upon Senior Securities
     Not Applicable
Item 4. Submission of Matters to a Vote of Security Holders
Our Special Meeting in Lieu of an Annual Meeting of Stockholders was held on May 13, 2008. At the meeting, the following matters were voted upon and approved:
(a)	Proposal to elect the following persons as directors.

	Number of Votes	Number of Votes Witheld
Name	Cast for Nominee	from Nominee
David L. Brown	4,908,883	64,904
Thomas E. Callahan	4,938,856	34,931
Jack R. Crosby	4,895,723	78,064
David V. Harkins	4,909,222	64,565
Norman F. Strate	4,897,143	76,644
James E. Mulvihill, D.M.D	4,926,527	47,260
(b)	Proposal to ratify the selection of the independent registered public accounting firm of PricewaterhouseCoopers LLP as our auditors for the fiscal year ending December 31, 2008.

Number of Votes Cast	Number of Votes Cast	Number of Votes
for Proposal	Against Proposal	Abstained
4,959,317	13,101	1,369
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

NATIONAL DENTEX CORPORATION Registrant
August 8, 2008	By:	/s/ DAVID L. BROWN
David L. Brown
President, CEO and Director (Principal Executive Officer)

August 8, 2008	By:	/s/ WAYNE M. COLL
Wayne M. Coll
Vice President and Chief Financial Officer (Principal Financial Officer)

Exhibit Index

Exhibit
No.	Description
10.1	Amendment No. 2 to Second Amended and Restated Loan Agreement by and among Bank of America, N.A., National Dentex Corporation and the subsidiaries of National Dentex Corporation therein named, incorporated by reference from the Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on May 12, 2008.
10.2*	Written Summary of Compensation Arrangements.
31.1	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act (Chief Executive Officer).
31.2	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act (Chief Financial Officer).
32.1	Certification pursuant to 18 U.S.C. Section 1350 (Chief Executive Officer).
32.2	Certification pursuant to 18 U.S.C. Section 1350 (Chief Financial Officer).

*	Management contract or compensatory plan or arrangement.