Form 10-Q
period 2008-09-30
NATIONAL DENTEX CORP /MA/
filed 2008-11-07
CIK 913616

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to                     .
Commission file number 000-23092
NATIONAL DENTEX CORPORATION
(Exact name of registrant as specified in its charter)

MASSACHUSETTS (State or Other Jurisdiction of Incorporation or Organization)	04-2762050 (I.R.S. Employer Identification No.)

2 Vision Drive, Natick, MA (Address of Principal Executive Offices)	01760 (Zip Code)
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
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of November 5, 2008, 5,654,875 shares of the registrant’s Common Stock, par value $.01 per share, were outstanding.

NATIONAL DENTEX CORPORATION
FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2008

NATIONAL DENTEX CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	December 31,	September 30,
	2007	2008
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,689,391	$2,280,985
Accounts receivable:
Trade, less allowance of $359,000 in 2007 and $439,000 in 2008	16,073,716	17,561,716
Other	2,484,821	1,850,828
Inventories	7,354,062	7,729,705
Prepaid expenses	4,298,891	4,088,952
Deferred tax asset	964,892	1,155,593
Property held for sale	259,000	—

Total current assets	33,124,773	34,667,779

PROPERTY, PLANT AND EQUIPMENT:
Land and buildings	7,835,015	7,835,015
Leasehold and building improvements	16,202,649	19,032,161
Laboratory equipment	21,327,055	22,122,517
Furniture and fixtures	7,789,754	8,654,848

	53,154,473	57,644,541
Less — Accumulated depreciation and amortization	22,279,229	23,155,051

Net property, plant and equipment	30,875,244	34,489,490

OTHER ASSETS, net:
Goodwill	68,987,397	76,633,435
Trade names	8,998,123	10,071,408
Customer relationships	5,575,194	6,462,859
Non-competition agreements	1,743,867	1,662,864
Other assets	6,334,545	8,174,613

Total other assets	91,639,126	103,005,179

Total assets	$155,639,143	$172,162,448

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Revolving line of credit	$4,547,101	$4,201,320
Current portion of long-term debt	5,064,174	5,120,809
Accounts payable	5,810,303	3,636,291
Accrued liabilities:
Payroll and employee benefits	6,545,770	7,618,081
Current portion of deferred acquisition costs	1,278,861	300,000
Other accrued expenses	3,878,207	5,914,363

Total current liabilities	27,124,416	26,790,864

LONG-TERM LIABILITIES:
Long-term obligations	24,630,801	35,421,462
Deferred compensation	5,593,067	6,097,484
Other accrued expenses	961,453	961,453
Deferred tax liability	6,137,143	6,631,528

Total long-term liabilities	37,322,464	49,111,927

COMMITMENTS AND CONTINGENCIES (Note 7)
STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value Authorized — 500,000 shares None issued and outstanding	—	—
Common stock, $.01 par value Authorized — 8,000,000 shares Issued and Outstanding — 5,582,119 shares at December 31, 2007 and 5,654,875 shares at September 30, 2008	55,821	56,549
Paid-in capital	18,501,175	19,462,186
Retained earnings	72,189,938	76,599,231
Other comprehensive income	445,329	141,691

Total stockholders’ equity	91,192,263	96,259,657

Total liabilities and stockholders’ equity	$155,639,143	$172,162,448

The accompanying notes are an integral part of these consolidated financial statements.

NATIONAL DENTEX CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2007	2008	2007	2008
Net sales	$41,203,693	$42,302,267	$128,981,000	$130,410,512
Cost of goods sold	23,712,250	25,750,109	72,868,899	76,983,200

Gross profit	17,491,443	16,552,158	56,112,101	53,427,312
Selling, general and administrative expenses	14,455,400	14,369,341	43,681,492	43,993,819

Operating income	3,036,043	2,182,817	12,430,609	9,433,493
Other expense	218,793	211,440	616,441	579,857
Interest expense	690,349	519,952	2,171,756	1,541,039

Income before provision for income taxes	2,126,901	1,451,425	9,642,412	7,312,597
Provision for income taxes	818,402	659,953	3,672,794	2,903,303

Net income	$1,308,499	$791,472	$5,969,618	$4,409,294

Net income per share — basic	$.24	$.14	$1.08	$.79

Net income per share — diluted	$.23	$.14	$1.05	$.78

Weighted average shares outstanding — basic	5,537,916	5,654,546	5,530,453	5,597,829

Weighted average shares outstanding — diluted	5,690,857	5,664,840	5,660,344	5,621,707

The accompanying notes are an integral part of these consolidated financial statements.

NATIONAL DENTEX CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months Ended
	September 30,	September 30,
	2007	2008.
Cash flows from operating activities:
Net income	$5,969,618	$4,409,294
Adjustments to reconcile net income to net cash provided by operating activities, net of effects of acquisitions:
Depreciation and amortization	3,926,638	4,229,713
Loss (gain) on disposal of property, plant and equipment	87,034	(5,293)
Benefit for deferred income taxes	(84,802)	(60,945)
Provision for bad debts	136,801	79,563
Losses on write-down of inventories	68,667	102,589
Stock-based compensation expense	228,558	400,926
Other non-cash items	457,152	(61,864)
Changes in operating assets and liabilities, net of effects of acquisitions:
Decrease (increase) in accounts receivable	481,485	(193,178)
Increase in inventories	(298,266)	(240,794)
(Increase) decrease in prepaid expenses	(1,754,887)	183,561
(Increase) decrease in other assets	(26,573)	478,219
Increase in accounts payable and accrued liabilities	1,156,989	852,560

Net cash provided by operating activities	10,348,414	10,174,351

Cash flows from investing activities:
Payment for acquisitions, net of cash acquired	—	(10,000,000)
Payment of deferred purchase price	(1,896,663)	(1,277,068)
Increase in notes receivable	—	(2,000,000)
Premiums paid for life insurance policies	(334,953)	(318,287)
Additions to property, plant and equipment	(4,341,173)	(6,465,794)
Dispositions of property, plant, and equipment	187,576	319,439

Net cash used in investing activities	(6,385,213)	(19,741,710)

Cash flows from financing activities:
Borrowings of revolving line of credit	42,740,110	42,548,416
Repayments of revolving line of credit	(41,521,061)	(42,894,197)
Borrowings of long-term debt	—	13,800,000
Repayments of long-term debt	(4,507,787)	(3,831,754)
Net proceeds from issuance of common stock	435,970	560,812

Net cash (used in) provided by financing activities	(2,852,768)	10,183,277

Effect of Exchange rate changes on cash	54,914	(24,324)

Net Increase in cash and cash equivalents	1,165,347	591,594
Cash and cash equivalents at beginning of period	648,265	1,689,391

Cash and cash equivalents at end of period	$1,813,612	$2,280,985

Supplemental schedule of non-cash investing and financing activities:
Capital lease obligations	$—	$(881,000)

The accompanying notes are an integral part of these consolidated financial statements.

NATIONAL DENTEX CORPORATION
Notes to Condensed Consolidated Financial Statements
September 30, 2008
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
     Effective September 2, 2008, the Company acquired all of the outstanding capital stock of Dental Art Laboratories, Inc. of Lansing, MI (“Dental Art”). Dental Art sales were in excess of $7,500,000 in its last fiscal year ended December 31, 2007. The cost of the acquisition, net of cash acquired, was approximately $10,000,000.

     The total purchase price has been allocated to the acquired assets and liabilities based on preliminary estimates of their related fair values. The total purchase price was allocated as follows as of September 30, 2008:

Dental Art Laboratories, Inc.	Total Acquired
Total Purchase Price	$10,112,000
Less Fair Market Values Assigned to Tangible Assets and Liabilities:
Cash	112,000
Accounts receivable	773,000
Inventories	252,000
Property, plant and equipment	332,000
Other assets	132,000
Accounts payable	(89,000)
Accrued liabilities and other	(1,651,000)
Less Fair Market Values Assigned to Intangible Assets:
Customer relationships	1,500,000
Trade names	1,100,000
Non-compete agreements	150,000

Goodwill	$7,501,000

     Acquired goodwill in certain situations may be tax deductible over a fifteen-year period, as allowed under Internal Revenue Service Code Section 197. However, acquired goodwill for Dental Art is not tax deductible.
     The following pro forma operating results of the Company assume this acquisition had been made as of January 1, 2007. Such information includes adjustments to reflect additional depreciation, amortization and interest expense and is not necessarily indicative of what the results of operations would actually have been, or the results of operations to be expected in future periods.

	Nine Months Ended
	September 30, 2007	September 30, 2008
	Unaudited
Net sales	$134,813,000	$135,595,000
Net income	6,491,000	4,873,000
Net income per share:
Basic	$1.17	$.87
Diluted	$1.15	$.87
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
     The changes in the carrying amount of goodwill for the nine months ended September 30, 2008 are as follows:

As of
September 30, 2008
Beginning of year	$68,987,000
Goodwill acquired during the year	7,501,000
Adjustments related to contingent consideration	300,000
Effects of exchange rate changes	(155,000)

Goodwill— End of period	$76,633,000

     The changes in the consolidated goodwill balance for 2008 as summarized in the above table, primarily relate to the acquisition of Dental Art, of the NDX Laboratories reportable segment. Adjustments related to contingent consideration arise from payments related to laboratory purchase obligations subject to earnings performance, as detailed in the purchase agreements. The agreement to acquire Dental Art did not incorporate contingent consideration. Additionally, as of September 30, 2008, all contingencies relating to prior acquisitions have been resolved.
Trade Names
     Trade names, as acquired, are valued using a quantification of the income generated based on the recognition afforded by the trade name in the marketplace, using the relief-from-royalty valuation approach. Company practice is to use existing and acquired trade names in perpetuity, and consequently they have been treated as indefinite-lived intangibles. While these assets are not subject to amortization, they are tested for impairment on an annual basis in accordance with SFAS No. 142. The Company uses the relief-from-royalty valuation approach at each fiscal year end to determine the value of the asset. Trade name impairment charges result from a decline in forecasted revenue at specific laboratories in comparison to revenue forecasts used in previous valuation calculations. There were no trade name impairment charges recorded for the nine month periods ended September 30, 2008 or 2007.
     The changes in the carrying amount of trade names for the nine months ended September 30, 2008 are as follows:

As of September 30, 2008
Beginning of year	$8,998,000
Trade Names acquired during the year	1,100,000
Effects of exchange rate changes	(27,000)

Trade Names — End of period	$10,071,000

Customer Relationships
     Acquired dental laboratories have customer relationships in place with dentists within their market areas. Based on the criteria of EITF 02-17 “ Recognition of Customer Relationship Intangible Assets Acquired in a Business Combination”, the Company recognizes customer relationship assets when established relationships exist with customers through contracts or other contractual relationships such as purchase orders or sales orders. Customer relationships are valued based on an analysis of revenue and customer attrition data and amortized over their useful lives. The amounts assigned to customer relationships are amortized on a straight-line basis over their useful lives, ranging over periods from 9 to 12 years. The Company has determined that the straight-line method is appropriate based on an analysis of customer attrition statistics.

As of September 30, 2008
Beginning of year, Gross	$7,993,000
Customer Relationships acquired during the year	1,500,000
Effects of exchange rate changes	(19,000)

Customer Relationships, Gross	9,474,000
Less: Accumulated amortization	(3,011,000)

Customer Relationships, Net	$6,463,000

     Amortization expense associated with customer relationships totaled approximately $593,000 for the nine months ended September 30, 2008 and is recorded in selling, general and administrative expenses. Future amortization expense of the current customer relationship balance will be approximately:

For the remainder of fiscal 2008	$218,000
2009	894,000
2010	894,000
2011	894,000
2012	825,000
2013	613,000
Thereafter	2,125,000

$6,463,000

Non-competition Agreements
     In connection with acquisitions, the Company has executed non-compete agreements with certain individuals, ranging over periods of 2 to 15 years. The amounts assigned to non-competition agreements are amortized on a straight-line basis over the economic useful life of the agreement, and are recorded as operating expenses.

As of September 30, 2008
Beginning of year, Gross	$10,553,000
Non-competition Agreements acquired during the year	150,000
Effects of exchange rate changes	(3,000)

Non-competition Agreements, Gross	10,700,000
Less: Accumulated amortization	(9,037,000)

Non-competition Agreements, Net	$1,663,000

     Amortization expense associated with non-competition agreements totaled approximately $228,000 for the nine months ended September 30, 2008.
     Future amortization expense of non-competition agreements will be approximately:

For the remainder of fiscal 2008	$75,000
2009	296,000
2010	287,000
2011	247,000
2012	192,000
2013	170,000
Thereafter	396,000

$1,663,000

(4) Earnings Per Share
     In accordance with the disclosure requirements of SFAS No. 128, “Earnings per Share,” basic earnings per share is computed by dividing net income by the weighted average number of shares outstanding and diluted earnings per share is computed by dividing net income by the weighted average number of shares outstanding adjusted for the dilutive effect of potential common shares. The weighted average number of shares outstanding, the number of outstanding stock options that had dilutive effects, and the number of shares under option plans that were anti-dilutive for the three and nine months ended September 30, 2008 and 2007 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2008	2007	2008
Weighted average number of shares used in basic earnings per share calculation	5,537,916	5,654,546	5,530,453	5,597,829
Incremental shares under option plans	152,941	10,294	129,891	23,878

Weighed average number of shares used in diluted earnings per share calculation	5,690,857	5,664,840	5,660,344	5,621,707

Shares under option plans excluded in computation of diluted earnings per share due to anti-dilutive effects	16,745	525,894	18,775	444,473

(5) Inventories
     Inventories consist of the following:

	December 31, 2007	September 30, 2008
Raw Materials	$5,941,931	$6,158,221
Work in Process	1,160,686	1,404,945
Finished Goods	251,445	166,539

	$7,354,062	$7,729,705

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

	Three Months Ended	Nine Months Ended
	September 30, 2008	September 30, 2008
Net income	$791,472	$4,409,294
Foreign currency translation adjustments	(176,974)	(303,638)

Total comprehensive income	$614,498	$4,105,656

     Accumulated other comprehensive income at September 30, 2008 of $141,691 as presented in the equity section of the consolidated balance sheet is entirely attributable to accumulated foreign currency translation adjustments.
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
     The Second Agreement was amended on May 9, 2008, effective March 31, 2008, to revise certain financial targets within these covenants. Additionally, the Bank and the Company agreed to consolidate the revolving line of credit with the acquisition line of credit into a single line of credit of $25,000,000 to be used by the Company for general corporate purposes, including potential acquisitions. The Company is currently in the process of extending the maturity of the line of credit beyond its current maturity of November, 2009. The Second Agreement was also amended on September 2, 2008 due to the acquisition of Dental Art which increased the Company’s outstanding debt and therefore required an adjustment to an affected financial covenant. These amendments did not change the total availability under the Second Agreement.
     Prior to the consolidation of the credit lines, $3,800,000 was borrowed under the acquisition line of credit. This amount represents cumulative payments of deferred laboratory purchase price obligations drawn from the revolving line of credit since November 2006, when the loan agreement was amended, and has been classified as long-term debt. Additionally, $10,000,000 was borrowed under the consolidated revolving line of credit to fund the purchase of Dental Art, and has been classified as long-term debt. As of September 30, 2008, $6,999,000 was available under the consolidated revolving line of credit.
Long-Term Obligations:

	December 31,	September 30,
	2007	2008
Term note	$29,583,000	$25,833,000
Borrowings classified as long-term under the revolving line of credit	—	13,800,000
Other long-term debt	112,000	909,000

Total long-term debt	29,695,000	40,542,000
Less: Current maturities	5,064,000	5,121,000

Long-term debt, less current portion	$24,631,000	$35,421,000

     The table below reflects the expected repayment terms associated with the long-term debt at September 30, 2008. The interest rate associated with the Company’s borrowings as of September 30, 2008 was 5.2%.

September 30, 2008
Principal Due
For the remainder of fiscal 2008	$1,282,000
Fiscal 2009	18,917,000
Fiscal 2010	5,083,000
Fiscal 2011	14,667,000
Fiscal 2012	84,000
Thereafter	509,000

Total	$40,542,000

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
     The Company uses the market approach technique to value its financial instruments and there were no changes in valuation techniques during the nine months ended September 30, 2008. The Company’s financial assets and liabilities are primarily comprised of investments in insurance contracts held as assets to satisfy outstanding retirement liabilities.
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
The following table presents information about the Company’s financial assets measured at fair value on a recurring basis as of September 30, 2008. There were no liabilities that require disclosure:

		Quoted Prices in	Significant Other
	As of	Active Markets	Observable Inputs	Significant Unobservable
Description	September 30, 2008	(Level 1)	(Level 2)	Inputs (Level 3)

Financial Assets
Cash Surrender Value of Life Insurance	$5,917,000	—	$5,917,000	—

Total Financial Assets	$5,917,000	—	$5,917,000	—
(9) Recent Accounting Pronouncements
          In December 2007, the FASB issued FAS No. 141 (Revised 2007), “Business Combinations” (“FAS 141 (R)”). FAS 141 (R) establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements, the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of business combinations. FAS 141 (R) is effective on a prospective basis for financial statements issued for fiscal years beginning after December 15, 2008. Accordingly, any business combination we enter into after December 31, 2008 will be subject to this new standard. While the guidance will require the expensing of certain acquisition costs that were previously capitalized, the company does not believe there will be a material effect at the adoption date or in the accounting for any future business combinations.

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
     The following table sets forth information about the Company’s operating segments for the three and nine months ended September 30, 2007 and 2008.

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2007	September 30, 2008	September 30, 2007	September 30, 2008
Revenue:
NDX Laboratories	$30,776,385	$30,902,054	$96,757,046	$95,592,567
Green Dental Laboratory	4,813,984	5,206,998	15,032,411	15,986,168
Keller Group	5,848,990	6,549,375	17,685,196	19,746,307

Subtotal	41,439,359	42,658,427	129,474,653	131,325,042

Inter-segment Revenues:
NDX Laboratories	134,660	108,044	243,680	302,494
Green Dental Laboratory	51,042	96,321	158,188	272,007
Keller Group	49,964	151,795	91,785	340,029

Net Sales	$41,203,693	$42,302,267	$128,981,000	$130,410,512

Laboratory Operating Income:
NDX Laboratories	$4,065,118	$3,099,506	$14,466,177	$11,907,671
Green Dental Laboratory	1,122,961	1,197,431	3,701,285	3,802,095
Keller Group	707,226	960,057	2,576,991	2,790,303

	$5,895,305	$5,256,994	$20,744,453	$18,500,069

Total Assets:
NDX Laboratories	$87,804,241	$102,949,887	$87,804,241	$102,949,887
Green Dental Laboratory	26,683,251	26,570,815	26,683,251	26,570,815
Keller Group	25,702,305	25,850,547	25,702,305	25,850,547
Corporate	11,945,320	16,791,199	11,945,320	16,791,199

	$152,135,117	$172,162,448	$152,135,117	$172,162,448

Capital Expenditures:
NDX Laboratories	$1,268,734	$801,637	$2,436,178	$5,760,487
Green Dental Laboratory	74,790	36,106	404,485	132,586
Keller Group	44,963	176,637	637,195	350,901
Corporate	224,115	211,233	425,074	824,554

	$1,612,602	$1,225,613	$3,902,932	$7,068,528

Depreciation & Amortization on Property, Plant & Equipment:
NDX Laboratories	$717,603	$755,009	$1,849,495	$2,150,267
Green Dental Laboratory	88,592	79,758	240,225	246,734
Keller Group	163,184	138,137	331,358	394,735
Corporate	170,523	235,711	500,789	616,680

	$1,139,902	$1,208,615	$2,921,867	$3,408,416

     Reconciliation of Laboratory Operating Income with reported Consolidated Operating Income:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2007	September 30, 2008	September 30, 2007	September 30, 2008
Laboratory Operating Income	$5,895,305	$5,256,994	$20,744,453	$18,500,069
Less:
Corporate Selling, General and Administrative Expenses	2,791,261	2,998,564	7,925,651	8,808,544
Amortization Expense — Intangible Assets	286,794	287,053	1,004,634	837,889
Add:
Other Expense	218,793	211,440	616,441	579,857

Consolidated Operating Income	$3,036,043	$2,182,817	$12,430,609	$9,433,493

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
Overview
     We own and operate 46 dental laboratories located in 31 states and one Canadian province, serving an active customer base of over 24,000 dentists. Our business consists of the design, fabrication, marketing and sale of custom dental prosthetic appliances for dentists located primarily in North America.
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

Recent Trends
     We believe that recent unfavorable economic conditions in the United States are negatively impacting the entire dental laboratory industry, as price-sensitive consumers postpone elective dental work. The increasing severity of the current credit crisis, coupled with higher unemployment, problems in the housing market and higher commodity prices, has further eroded consumer confidence. Additionally, we believe that the low cost segment for United States manufactured dental prosthetics has declined as competition from offshore laboratories, primarily those located in China, has become more intensive. While our business has not focused on this low cost segment of the market, we have experienced pricing pressures from other laboratories in our marketplaces that have restrained our ability to increase prices. Since 2007, these increasing competitive pressures in the form of low price competition have been partially responsible for decreasing revenues or revenue growth in several marketplaces. In addition, we face growing competition from technology-based solutions that allow dentists to fabricate their own restorations without the use of a dental laboratory. These trends appear to be restraining industry growth, and have impacted our results of operations.
     The main components of our costs are labor and related employee benefits as well as raw materials, including precious metals. Over the past several years, competition for labor resources and increases in medical insurance costs, as well as volatility in the prices of many precious metals that we use, such as gold and palladium, have driven these costs higher. In 2007, we evaluated and adjusted staffing levels, as appropriate, at each of our locations, while continuing to recognize the need to maintain an available and properly trained workforce. As we enter 2009, we will continue to proactively work to reduce labor, production and operating expenses to manage through this slowdown in economic activity. Additionally, technology-based dental laboratory CAD-CAM manufacturing solutions have required us to make additional investments in capital equipment. Our ability to afford and utilize these CAD-CAM systems provides us the opportunity to centrally produce product for many of our laboratories at more efficient and profitable levels. Therefore, we believe that these investments are critical to our long-term business strategy.
Acquisitions
     We continue to pursue strategic acquisitions, which have played an important role in helping us increase sales from $99,274,000 in 2003 to $170,361,000 in 2007. In March 2005, we completed the acquisition of Green Dental Laboratories, Inc. (“Green”). Green is treated as a separate reportable segment for financial reporting purposes. In October 2006, we completed our largest acquisition to date, that of Keller Group, Incorporated (“Keller”) of St. Louis, Missouri. Keller is also treated as a separate reportable segment for financial reporting purposes. Most recently, in September 2008, we completed the acquisition of Dental Art Laboratories, Inc (“Dental Art”) of Lansing Michigan. Our Consolidated Statement of Income reflects the financial results of Dental Art for the month of September, 2008.
     The acquisition of Keller has broadened our marketing strategies and product offerings. In recent years Keller has changed its focus from local markets in the Midwest to the national marketplace. In order to sustain this strategy, Keller invests significantly in product advertising, primarily in dental print publications and direct mail, on products that can generate strong revenue growth. One of these products is the NTI-tss plustm device (NTI), an alternative to full-coverage bite guards that is also approved by the FDA for use in the prevention of medically diagnosed migraine pain and jaw disorders. Sales growth for NTI, for which Keller holds a 15 year exclusive product license, was approximately $775,000, or 15.6%, in the first nine months of 2008 as compared to the first nine months of 2007.
     We have used long-term debt to finance the purchase of Green, Keller and Dental Art. Future acquisitions may also be funded using available debt financing. As a result of these acquisitions, we are more highly leveraged than we were previously. Our interest expense has therefore become a more significant component of our pre-tax earnings. Interest expense in 2007 was $2,803,000 compared to $1,523,000 in 2006 and $665,000 in 2005. However, due primarily to lower interest rates, interest expense declined from $2,172,000 for the nine months ended September 30, 2007 to $1,541,000 for the nine months ended September 30, 2008. However, the period ended September 30, 2008 contained only one month of interest expense related to the debt that funded the acquisition of Dental Art.

Overview of Results of Operations
     For the year ended December 31, 2007, sales increased $20,253,000 to $170,361,000, and net income increased $863,000 as compared to the prior fiscal year. The acquisitions completed in the fourth quarter of 2006, Keller and Impact Dental of Ottawa, Ontario, were primarily responsible for this sales growth. During fiscal 2007, internal sales growth was essentially flat with a sales decline of $503,000 overall. In the NDX Laboratories operating segment, consisting of our laboratories other than Keller and Green, the consolidation of certain laboratories and departments, with the goal of improving segment profitability, led to the loss of certain customers and contributed to the decline in same laboratory sales. During the first nine months of 2008, revenues in the NDX Laboratories operating segment declined $1,164,000, or 1.2% as compared to the first nine months of 2007, while Keller increased by $2,061,000, or 11.7% and Green increased by $954,000 or 6.3%.
     For the year ended December 31, 2007, gross profit increased by $555,000 within the NDX Laboratories operating segment over the prior year, Green’s gross profit increased by $380,000 over the prior year and Keller contributed $9,061,000 of acquired gross profit. Overall results benefited from staffing adjustments which lowered labor costs and related health insurance expense, as well as from increasing returns in laboratory technology investments. Same laboratory labor and benefits expenses declined $2,213,000 overall for the year ended December 31, 2007 compared to the prior year.
     For the nine months ended September 30, 2008, gross profit decreased by $2,685,000 compared to the nine months ended September 30, 2007. Health insurance costs increased approximately $850,000 as a result of higher claims experience, and labor costs increased by approximately $1,252,000 over the prior period as a result of base pay increases, including raises related to a modification of the Laboratory Incentive Compensation plan (the “Laboratory Plan”). The former plan was designed to reward operating efficiency. The modified plan is now designed to provide incentives for growth in profits. As a result of these and other design changes, the reported amounts of laboratory incentive compensation are significantly less this year than in the past. Conversely, labor expenses are somewhat higher within both cost of goods sold and operating expenses. As a result, in combination with declines related to decreases in operating performance, laboratory incentive compensation decreased by $2,825,000 for the nine months ended September 30, 2008.
     Within operating expenses, increases in deferred compensation accruals and market declines in the investment values of related insurance policies combined to increase expenses by $660,000. Primarily as a result of rising fuel costs, delivery costs increased $802,000. As a result of the factors discussed above, net income decreased by $1,561,000, or 26.1% to $4,409,000 for the nine months ended September 30, 2008 compared to $5,970,000 for the nine months ended September 30, 2007.
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
     The Second Agreement was amended on May 9, 2008, effective March 31, 2008, to revise certain financial targets within these covenants. Additionally, the Bank and our management agreed to consolidate the revolving line of credit with the acquisition line of credit into a single line of credit of $25,000,000 to be used for general corporate purposes, including potential acquisitions. We are currently in the process of extending the maturity of the line of credit beyond its current maturity of November, 2009. The Second Agreement was also amended on September 2, 2008 due to the acquisition of Dental Art which increased our outstanding debt and therefore required an adjustment to an affected financial covenant. These amendments did not change the total availability under the Second Agreement.
     Prior to the consolidation of the credit lines, $3,800,000 was borrowed under the acquisition line of credit. This amount represents cumulative payments of deferred laboratory purchase price obligations drawn from the revolving line of credit since November 2006, when the loan agreement was amended, and has been classified as long-term debt. Additionally, $10,000,000 was borrowed under the consolidated revolving line of credit to fund the purchase of Dental Art, and has been classified as long-term debt. As of September 30, 2008, $6,999,000 was available under the consolidated revolving line of credit.
Long-Term Obligations:

	December 31, 2007	September 30, 2008

Term note	$29,583,000	$25,833,000
Borrowings classified as long term under the revolving line of credit	—	13,800,000
Other long-term debt	112,000	909,000

Total long-term debt	29,695,000	40,542,000
Less: Current maturities	5,064,000	5,121,000

Long-term debt, less current portion	$24,631,000	$35,421,000

     The table below reflects the expected repayment terms associated with the long-term debt at September 30, 2008. The interest rate associated with the Company’s borrowings as of September 30, 2008 was 5.2%.

September 30, 2008
Principal Due

For the remainder of fiscal 2008	$1,282,000
Fiscal 2009	18,917,000
Fiscal 2010	5,083,000
Fiscal 2011	14,667,000
Fiscal 2012	84,000
Thereafter	509,000

Total	$40,542,000

Liquidity
     Operating activities provided $10,174,000 in cash flow for the nine months ended September 30, 2008 compared to $10,348,000 during the nine months ended September 30, 2007, a decrease of $174,000. Our working capital increased from $6,000,000 at December 31, 2007 to $7,877,000 at September 30, 2008. The increase was primarily attributable to the acquisition of Dental Art of $571,000, increases in cash on hand and decreases in current bank debt of $767,000; decreases in accounts payable and accrued liabilities of $742,000, offset by decreases in prepaid expenses of $210,000, primarily related to decreases in prepaid income taxes due to timing differences in our payments.
     Investing activities consumed $19,742,000 in cash flow for the nine months ended September 30, 2008 compared to $6,385,000 during the nine months ended September 30, 2007, an increase of $13,357,000. Cash outflows related to dental laboratory acquisitions, including deferred purchase price payments associated with prior period acquisitions, totaled approximately $11,277,000 for the nine months ended September 30, 2008 primarily as a result of the acquisition of Dental Art, compared to approximately $1,900,000 for the nine months ended September 30, 2007. Capital expenditures increased from $4,341,000 at September 30, 2007 to $6,466,000 at September 30, 2008 primarily due to leasehold improvements and laboratory equipment for new facilities. Long-term notes receivable increased $2,000,000 pursuant to the execution of an extension of the NTI agreement for Keller.
     Within financing activities, net borrowings on credit lines decreased by $1,565,000 from $1,219,000 borrowed for the nine months ended September 30, 2007 to $346,000 repaid for the nine months ended September 30, 2008, while amounts due under the term facility declined $3,750,000 to $25,833,000 at September 30, 2008 from $29,583,000 at December 31, 2007 as a result of scheduled term loan repayments. We believe that cash flow from operations and available financing will be sufficient to meet contemplated operating and capital requirements such as those discussed below, for the foreseeable future.
Commitments and Contingencies
     The following table represents a list of our contractual obligations and commitments as of September 30, 2008:

	Payments Due By Period
		Less Than			Greater Than
	Total	1 Year	1 - 3 Years	4 - 5 Years	5 Years
Term Loan Facility	$25,833,000	$5,000,000	$10,000,000	$10,833,000	—
Line of credit	18,001,000	—	18,001,000	—	—
Interest expense	4,045,000	2,003,000	1,828,000	86,000	128,000
Capital Leases	909,000	119,000	176,000	169,000	445,000
Operating Leases:
Real Estate	19,651,000	3,705,000	6,421,000	4,936,000	4,589,000
Vehicles	670,000	472,000	198,000	—	—
Equipment	178,000	84,000	76,000	18,000	—
Laboratory Purchase Obligations	600,000	300,000	300,000	—	—

TOTAL	$69,887,000	$11,683,000	$37,000,000	$16,042,000	$5,162,000

     Bank borrowings on the term loan facility, with repayment terms greater than one year, are classified as long-term debt on the balance sheet. Certain amounts borrowed for acquisitions on the line of credit , which until the maturity is extended as expected, currently expires on November 7, 2009, have been classified as long-term debt. As noted above, we are currently in the process of extending the maturity on the line of credit. Interest expense payments, included in the above table, related to the term loan facility and line of credit have been projected using the interest rate associated with current borrowings which is 5.2%.
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

Results of Operations
     The following table sets forth for the periods indicated the percentage of net sales represented by certain items in our Unaudited Consolidated Financial Statements for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2007	2008	2007	2008
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	57.5	60.9	56.5	59.0

Gross profit	42.5	39.1	43.5	41.0
Selling, general and administrative expenses	35.1	33.9	33.9	33.8

Operating income	7.4	5.2	9.6	7.2
Other expense	0.5	0.5	0.5	0.4
Interest expense	1.7	1.2	1.6	1.2

Income before provision for income taxes	5.2	3.5	7.5	5.6
Provision for income taxes	2.0	1.6	2.9	2.2

Net income	3.2%	1.9%	4.6%	3.4%

Nine Months Ended September 30, 2008 compared with Nine Months Ended September 30, 2007
     Net Sales
     For the nine months ended September 30, 2008, net sales increased $1,430,000 or 1.1% over the nine months ended September 30, 2007. Net sales increased by approximately $668,000 as a result of the Dental Art acquisition. Net sales increased approximately $762,000 at dental laboratories owned for both the nine months ended September 30, 2008 and the nine months ended September 30, 2007. However, approximately $1,136,000 of such sales was attributable to the effect of increased prices due to underlying increases in the prices of precious metals passed through to customers, without which net sales would have decreased slightly. Net sales increased by approximately $1,813,000, or 10.3% in the Keller operating segment and increased $840,000 or 5.7%, in the Green operating segment. Net sales on a same labs basis decreased approximately $1,891,000 in the NDX Laboratories operating segment. Competitive pressures from offshore laboratories that can produce crowns at fees lower than crowns manufactured in the United States continue to limit our ability to raise our prices during a time when we have experienced relatively higher costs for precious metals used in manufacturing. In addition, these competitive pressures are partially responsible for declines in revenues or revenue growth in several marketplaces. We also believe that recent unfavorable economic conditions in the United States are impacting our revenues and the revenues of the entire dental laboratory industry, as price-sensitive consumers postpone elective dental work. Finally, sales in September 2008 were negatively impacted due to hurricanes in the Houston and New Orleans markets with an estimated revenue decline of $180,000.
     Cost of Goods Sold
     Our cost of goods sold increased by $4,114,000 or 5.7% in the nine months ended September 30, 2008 over the nine months ended September 30, 2007. As a percentage of sales, cost of goods sold increased from 56.5% to 59.0%, primarily resulting from increases in labor and related benefits, laboratory overhead and rising materials costs.
     Production labor and related benefits increased by approximately $2,057,000 for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007. Included in this increase is a reclassification of approximately $784,000 in base pay increases related to modifications of the Laboratory Plan, which is discussed above, while health insurance expense increased by approximately $644,000. Overall, manufacturing labor and benefits expense as a percentage of sales for the nine months ended September 30, 2008 increased from 32.5% in the first nine months of 2007 to 33.7% in the first nine months of 2008. Green’s labor costs of 27.9% of sales and Keller’s labor costs of 22.6% of sales lowered the overall percentage while the portion attributable to NDX Laboratories increased to 37.0% of sales for the nine months ended September 30, 2008 from 34.9% for the nine months ended September 30, 2007.

     The cost of raw materials as a percentage of sales increased from 15.7% for the nine months ended September 30, 2007 to 16.3% for the nine months ended September 30, 2008. During the first nine months of 2008 the average cost of gold and palladium, precious metals used as components of many dental alloys, increased by approximately 34.7% for gold and 15.0% for palladium over average costs for these materials in the first nine months of 2007. Although we were able to pass a majority of precious metal cost increases on to our customers, prolonged higher metal costs have had and likely will continue to have a negative impact on gross profit percentages.
     Selling, General and Administrative Expenses
     Operating expenses, which consist of selling, delivery and administrative expenses both at the laboratory and corporate level, increased by $312,000 or 0.7% in the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007. Operating expenses as a percentage of net sales decreased from 33.9% in 2007 to 33.7% in 2008. Delivery expenses as a percentage of sales increased from 9.0% in the nine months ended September 30, 2007 to 9.5% in 2008. Selling expenses increased from 6.0% of sales for the nine months ended September 30, 2007 to 6.6% in 2008, primarily due to increases at Keller. Selling expenses in 2008 for the Keller segment were 15.2% of sales, or $3,001,000, compared to 14.0%, or $2,468,000 in 2007.
     The increase of $312,000 in our operating expenses in the first nine months of 2008 compared to the same period in 2007 was primarily attributable to the following items:
•	Additional operating and amortization expense associated with the Dental Art acquisition — $129,000;

•	Increases in delivery costs, resulting primarily from cost increases in fuel and delivery services — $802,000;

•	Increases in selling expenses, including $533,000 in increased marketing expense at Keller and $350,000 in increased sales compensation — $921,000;

•	Increases in administrative expenses at the laboratory level, including $527,000 in increased compensation primarily resulting from increases to base pay related to the change in the Laboratory Plan— $590,000;

•	Increases in salaries and benefits at the corporate level— $609,000; and

•	Increases in deferred compensation accruals and decreases in related cash surrender value of underlying life insurance policies as a result of market value declines — $660,000;
     Partially offset by:
•	Decreases in laboratory incentive compensation as a result of the Laboratory Plan restructuring — $2,825,000.

•	Decreases in executive incentive compensation accruals due to our financial results — $466,000; and

•	Decreases in training expense — $110,000.
     Operating Income
     As a result of the above factors, our operating income decreased by $2,998,000 to $9,433,000 for the nine months ended September 30, 2008 from $12,431,000 for the first nine months of 2007. As a percentage of net sales, operating income decreased from 9.6% for the first nine months of 2007 to 7.2% for the first nine months of 2008.
     Interest Expense
     Interest expense decreased $631,000 from $2,172,000 for the nine months ended September 30, 2007 to $1,541,000 for the corresponding period of 2008, primarily as a result of declining interest rates.

     Provision for Income Taxes
     The provision for income taxes decreased by $770,000 to $2,903,000 for the nine months ended September 30, 2008 from $3,673,000 in 2007. The 38.1% effective tax rate estimated for the first nine months ended September 30, 2007 increased to 39.7% for 2008 due to changes in the amounts of certain non-deductible expenses.
     Net Income
     As a result of all the factors discussed above, net income decreased $1,561,000 to $4,409,000 or $0.78 per share on a diluted basis for the nine months ended September 30, 2008 from $5,970,000 or $1.05 per share on a diluted basis for the nine months ended September 30, 2007.
Three Months Ended September 30, 2008 compared with Three Months Ended September 30, 2007
     Net Sales
     For the three months ended September 30, 2008, net sales increased $1,099,000 or 2.7% over the three months ended September 30, 2007. Net sales increased by approximately $668,000 as a result of the Dental Art acquisition. Net sales increased approximately $431,000 at dental laboratories owned for both the three months ended September 30, 2008 and the three months ended September 30, 2007. However, approximately $142,000 of such sales was attributable to the effect of increased prices due to underlying increases in the prices of precious metals. Net sales increased by approximately $599,000, or 10.3% in the Keller operating segment and increased $348,000 or 7.3%, in the Green operating segment. Net sales on a same labs basis decreased approximately $516,000 in the NDX Laboratories operating segment for reasons previously discussed in the nine month comparison above.
     Cost of Goods Sold
     Our cost of goods sold increased by $2,038,000 or 8.6% in the three months ended September 30, 2008 over the three months ended September 30, 2007. As a percentage of sales, cost of goods sold increased from 57.5% to 60.9%, including increases in materials costs, labor and related benefits and laboratory overhead.
     Excluding the Dental Art acquisition, production labor and related benefits increased by approximately $861,000 for the three months ended September 30, 2008 compared to the three months ended September 30, 2007. Included in this increase is a reclassification of approximately $265,000 in base pay increases related to modifications of the Laboratory Plan while health insurance expense increased by approximately $203,000. Overall, labor expense as a percentage of sales for the three months ended September 30, 2008 increased over the three months ended September 30, 2007 from 33.3% to 35.0%. Green’s labor costs of 28.1% of sales and Keller’s labor costs of 22.9% of sales lowered the overall percentage while the portion attributable to NDX Laboratories increased to 38.9% of sales for the three months ended September 30, 2008 from 36.0% for the three months ended September 30, 2007.
     The cost of raw materials as a percentage of sales increased from 15.2% for the three months ended September 30, 2007 to 16.5% for the three months ended September 30, 2008. During the third quarter of 2008, the average cost of gold and palladium, precious metals used as components of many dental alloys, increased by approximately 15.0% for gold and declined 5.3% for palladium compared to average costs in the third quarter of 2007. While these costs moderated in the third quarter, a majority of the alloy consumed was purchased at higher prices.
     Selling, General and Administrative Expenses
     Operating expenses, which consist of selling, delivery and administrative expenses both at the laboratory and corporate level, decreased by $86,000 or 0.6% in the three months ended September 30, 2008 compared to the three months ended September 30, 2007. Operating expenses as a percentage of net sales decreased from 35.1% in the third quarter of 2007 to 34.0% in the third quarter of 2008. Delivery expenses as a percentage of sales increased from 9.3% in the three months ended September 30, 2007 to 9.9% in the same period of 2008. Selling expenses increased from 5.9% of sales for the three months ended September 30, 2007 to 6.4% in 2008. Selling expenses in the third quarter of 2008 for the Keller segment were 13.0% of sales, or $851,000.

     The decrease of $86,000 in our operating expenses in the third quarter of 2008 compared to the third quarter of 2007 was primarily attributable to the following items:
•	Decreases in laboratory incentive compensation as a result of the Laboratory Plan restructuring — $789,000;

•	Decreases in executive incentive compensation accruals due to our financial results — $158,000; and

•	Decreases in administrative expenses at the laboratory level, including decreases in bad debt expense of $124,000 and decreases in depreciation expense of $104,000— $199,000;
     Partially offset by:
•	Additional operating and amortization expense associated with the Dental Art acquisition completed in 2008 — $129,000;

•	Increases in delivery costs, resulting primarily from cost increases in fuel and delivery services — $316,000;

•	Increases in selling expenses, including $86,000 in advertising expense increases at Keller and $128,000 in increased compensation — $269,000;

•	Increases in salaries and benefits at the corporate level — $275,000; and

•	Increases in deferred compensation and decreases in related cash surrender value of underlying life insurance policies as a result of market value declines — $149,000;
     Operating Income
     As a result of the above factors, our operating income decreased by $853,000 to $2,183,000 for the quarter ended September 30, 2008 from $3,036,000 for the corresponding quarter of 2007. As a percentage of net sales, operating income decreased to 5.2% for the third quarter of 2008 from 7.4% for the corresponding quarter of 2007.
     Interest Expense
     Interest expense decreased $170,000 to $520,000 for the quarter ended September 30, 2008 from $690,000 for the corresponding quarter of 2007 primarily as a result of declining interest rates.
     Provision for Income Taxes
     The provision for income taxes decreased by $158,000 to $660,000 for the quarter ended September 30, 2008 from $818,000 for the corresponding quarter of 2007. The 38.5% effective tax rate for the quarter ended September 30, 2007 increased to 45.5% for 2008 due to changes in the amounts of certain non-deductible expenses which was recognized in the third quarter.
     Net Income
     As a result of all the factors discussed above, net income decreased $517,000 to $791,000 or $0.14 per share on a diluted basis for the quarter ended September 30, 2008 from $1,308,000 or $0.23 per share on a diluted basis for the corresponding quarter of 2007.

Operating Segment Results
     Our business consists of a single industry segment, which is the design, fabrication, marketing and sale of custom dental prosthetic appliances for and to dentists in North America. We report on three operating segments within this single industry segment. These three segments are known as Green Dental, representing the operations of Green Dental Laboratories, Inc. of Heber Springs, Arkansas, which we acquired in March 2005; Keller, representing the operations of Keller Group, Incorporated with laboratories in St. Louis, Missouri and Louisville, Kentucky, which we acquired in October, 2006; and NDX Laboratories, which represents our remaining laboratories, including Dental Art, which was acquired in September 2008.

	Three Months Ended September 30
	2007	2008	$ Change	% Change
Revenue:
NDX Laboratories	$30,776,385	$30,902,054	$125,669	.4
Green Dental	4,813,984	5,206,998	393,014	8.2
Keller	5,848,990	6,549,375	700,385	12.0

Subtotal	41,439,359	42,658,427	1,219,068	2.9
Less: Inter-segment Revenues:	235,666	356,160	120,494	51.1

Net Sales	$41,203,693	$42,302,267	$1,098,574	2.7

Laboratory Operating Income:
NDX Laboratories	$4,065,118	$3,099,506	$(965,612)	(23.8)
Green Dental	1,122,961	1,197,431	74,470	6.6
Keller	707,226	960,057	252,831	35.7

Laboratory Operating Income	$5,895,305	$5,256,994	$ (638,311)	(10.8)

	Nine Months Ended September 30
	2007	2008	$ Change	% Change
Revenue:
NDX Laboratories	$96,757,046	$95,592,567	$(1,164,479)	(1.2)
Green Dental	15,032,411	15,986,168	953,757	6.3
Keller	17,685,196	19,746,307	2,061,111	11.7

Subtotal	129,474,653	131,325,042	1,850,389	1.4
Less: Inter-segment Revenues:	493,653	914,530	420,877	85.3

Net Sales	$128,981,000	$130,410,512	$1,429,512	1.1

Laboratory Operating Income:
NDX Laboratories	$14,466,177	$11,907,671	$(2,558,506)	(17.7)
Green Dental	3,701,285	3,802,095	100,810	2.7
Keller	2,576,991	2,790,303	213,312	8.3

Laboratory Operating Income	$20,744,453	$18,500,069	$(2,244,384)	(10.8)

NDX Laboratories
     For the nine months ended September 30, 2008, before elimination of inter-segment revenues, sales in this segment decreased by 1.2%, and decreased by 1.9%, net of acquired sales from Dental Art. Gross profit as a percentage of sales decreased from 41.4% for the nine months ended September 30, 2007 to 37.6% for the nine months ended September 30, 2008. Cost of goods sold increased by $2,699,000 in the first nine months of 2008 as compared to the first nine months of 2007. The increase was primarily attributable to additional costs of $412,000 related to the acquisition of Dental Art, increases in manufacturing labor and benefits of approximately $1,193,000, resulting from increases to base pay of $784,000 related to changes in the Laboratory Plan and increases in health insurance and other benefit costs of $513,000, which were partially offset by lower labor costs resulting from labor force reductions. Materials costs increased approximately $198,000 and laboratory overhead increased by approximately $765,000 resulting from depreciation and increased rent for new facilities.
     Laboratory operating income as a percentage of sales for NDX Laboratories decreased from 15.0% for the nine months ended September 30, 2007 to 12.5% for the nine months ended September 30, 2008 and declined by $2,559,000 or 17.7% as a result of the factors discussed above.

Green Dental Laboratory
     Sales growth before elimination of inter-segment revenues for the nine months ended September 30, 2008 in this segment was 6.3%. As a percentage of sales, gross profit decreased from 48.0% for the nine months ended September 30, 2007 to 47.6% for the nine months ended September 30, 2008. In addition to temporary increases in overtime of $76,000 resulting primarily from training and implementation of new production methods, benefit costs increased $87,000, primarily resulting from increases in the cost of providing health insurance. Materials costs increased $212,000 in the first nine months of 2008 as compared to the first nine months of 2007. Precious metals used declined as precious metal-based unit volume was down in favor of zirconia-based, CAD-CAM produced units. Increased expenses for implant parts, porcelain and zirconia materials resulted from this changing product mix.
     As a result of the factors discussed above, laboratory operating income as a percentage of sales for Green slightly declined from 24.6% for the nine months ended September 30, 2007 to 23.8% for the nine months ended September 30, 2008 and increased by $101,000.
Keller Group
     For the nine months ended September 30, 2008, sales growth before elimination of inter-segment revenues in this segment was 11.7%. As a percentage of sales, gross profit increased from 51.2% for the nine months ended September 30, 2007 to 52.0% for the nine months ended September 30, 2008, primarily as a result of improved labor efficiency, partially offset by increased materials cost, including precious metals. Delivery costs increased by $471,000 which primarily is the result of increased delivery service charges due to higher volume and increased fuel costs. As a result, delivery costs as a percentage of sales rose to 11.8% during the first nine months of 2008 from 10.5% during the first nine months of 2007. Advertising expense increased by $533,000 in the nine months ended September 30, 2008 compared to 2007 due to increased marketing activities.
     As a result of the factors discussed above, laboratory operating income as a percentage of sales for Keller was flat at 14.1% for the nine months ended September 30, 2008 as compared to 14.6 for the nine months ended September 30, 2007, while increasing by $213,000 due to higher sales volumes.
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
     At September 30, 2008, we had variable rate debt of $43,835,000. Based on this amount, the earnings and cash flows impact for the next year resulting from a one percentage point increase in interest rates would be approximately $264,000, net of tax, holding other variables constant.

Item 4. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures.
     We carried out an evaluation, with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of September 30, 2008. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2008, our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e), were effective to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission is accumulated and communicated to management, including the CEO and CFO, to allow timely decisions regarding required disclosure.
(b) Changes in Internal Controls.
     No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     On May 6, 2008, the U.S. Court of Appeals for the Federal Circuit issued a favorable ruling in a patent infringement case, PSN Illinois, LLC vs. Ivoclar Vivadent, Inc., et al., in which we are a defendant. In its ruling, the Court of Appeals affirmed a federal district court’s previous grant of summary judgment in favor of the defendants on the grounds of non-infringement. The plaintiff subsequently petitioned for a rehearing and that request was denied on July 16, 2008. On October 14, 2008, the plaintiff filed a petition for certiorari requesting review of the case by the U.S. Supreme Court. We do not believe this case presents any issues that would cause it to be selected for review by the Supreme Court.
     We are involved from time to time in other litigation incidental to our business. Our management believes that the outcome of such litigation, individually or in the aggregate, will not have a material adverse effect upon our operations or financial condition and will not disrupt our normal operations. Refer to our Annual Report on Form 10-K for the year ended December 31, 2007, and our subsequently filed quarterly reports on Form 10-Q for a discussion of certain litigation matters.
Item 1A. Risk Factors
     There have been no material changes to the risk factors previously disclosed in Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, as filed with the SEC on March 12, 2008 except as set forth below:
Our success depends on economic and other external factors that affect consumer decisions about whether and when to have dental procedures performed.
     Our business success depends in large measure on consumer decisions to have dental procedures performed. In this respect, demand for our products and our business results are sensitive to external factors that, directly or indirectly, affect consumer confidence, affect levels of disposable consumer income, or otherwise lead consumers to defer or elect not to have dental procedures performed. The recent unfavorable economic conditions have heightened these risks and increased uncertainties. Examples of such external factors include the timing, duration and effects of adverse changes in overall economic conditions, including rates of job loss or growth, rising food and energy prices, tightening consumer credit and the resulting problems in the housing market, and increases in medical and dental costs, nationally or regionally in the markets we serve. Trends in the dental industry towards managed care may also result in decreased consumer access to dental services and thereby adversely affect demand for our products and our sales and profitability. The precise impact of these external factors is difficult to predict in advance, but one or more of these factors could adversely affect our business to the extent they adversely affect consumer spending on dental procedures.
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
     Our line of credit under our senior credit facility expires in November, 2009 and we have begun discussions with our existing lender to renew this line of credit. The amounts that we have borrowed under our senior credit facility have increased significantly as a result of our acquisitions of Green in 2005, Keller in 2006, and Dental Art in 2008.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     In November 2002, we announced that our Board of Directors approved the repurchase by us of up to 300,000 shares of our common stock pursuant to a stock repurchase program. During the nine months ended September 30, 2008, we did not repurchase any shares of our common stock. We continue to consider repurchases on the open market or in privately-negotiated transactions, at management’s discretion.
Issuer Purchases of Equity Securities

Maximum Number
			Total Number of	of Shares that
			Shares Purchased	May Yet Be
	Total Number	Average	as Part of Publicly	Purchased Under
	of Shares	Price Paid	Announced Plans	the Plans or
Fiscal Period	Purchased	per Share	or Programs	Programs
January 1, 2008 — September 30, 2008	—	$ —	—	206,700
We did not repurchase any of our equity securities during the nine months ended September 30, 2008 or engage in any transactions during such period reportable pursuant to Item 703 of Regulation S-K.
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

NATIONAL DENTEX CORPORATION Registrant
November 7, 2008	By:	/s/ DAVID L. BROWN
David L. Brown
President, CEO and Director (Principal Executive Officer)

November 7, 2008	By:	/s/ WAYNE M. COLL
Wayne M. Coll
Vice President and Chief Financial Officer (Principal Financial Officer)

Exhibit Index

Exhibit
No.	Description
10.1	Consent and Amendment No. 3 to the Second Amended and Restated Loan Agreement with Bank of America N.A. dated November 7 (incorporated by reference from Current Report on Form 8-K filed with the Commission on September 8, 2008).
31.1	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act (Chief Executive Officer).
31.2	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act (Chief Financial Officer).
32.1	Certification pursuant to 18 U.S.C. Section 1350 (Chief Executive Officer).
32.2	Certification pursuant to 18 U.S.C. Section 1350 (Chief Financial Officer).