Form 10-K
period 2008-12-31
NATIONAL DENTEX CORP /MA/
filed 2009-03-16
CIK 913616

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.  Yes ☐     No ☑

As of June 30, 2008, the aggregate market value of the 5,485,437 outstanding shares of voting stock held by non-affiliates of the registrant was $69,555,341, based upon the closing price of the Common Stock on the NASDAQ Global Market on such date.

As of March 9, 2009, 5,655,499 shares of the registrant’s Common Stock, par value $.01 per share, were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the annual stockholders’ meeting scheduled to be held on May 12, 2009 which we plan to file with the SEC no later than 120 days after the end of our fiscal year ended December 31, 2008, are incorporated by reference into Part III.

PART I

Item 1.	Business

General

We were founded in 1982 as H&M Laboratories Services, Inc., a Massachusetts corporation, which acquired six full-service dental laboratories and related branch laboratories from Healthco, Inc. In 1983, we changed our name to National Dentex Corporation and acquired 20 additional full-service dental laboratories and related branch laboratories from Lifemark Corporation. Our acquisition strategy is to consolidate our position within the dental laboratory industry and use our financial and operational synergies to create a competitive advantage. Over the last five years we have acquired the following stand-alone laboratory facilities: in 2004, D.H. Baker Dental; in 2005, Wornson-Polzin Dental Laboratory and Green Dental Laboratories; in 2006, Impact Dental and the Keller Group; and in 2008, Dental Art Laboratories. Impact, located in the Canadian province of Ontario, was our first acquisition outside of the United States. Over the past five years, we also acquired various smaller laboratories that we have consolidated into our existing operations.

We currently own and operate 46 dental laboratories, consisting of 41 full-service dental laboratories and 5 branch laboratories located in 30 states throughout the United States and in one province of Canada. Our dental laboratories custom design and fabricate dentures, crowns and fixed bridges, and other dental prosthetic appliances. Each dental laboratory operates under its own business name. Our principal executive offices are located at 2 Vision Drive, Natick, MA 01760, telephone number (508) 907-7800. Our corporate web site is located at www.nationaldentex.com. We make available free of charge through our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934 as soon as practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. References to our website address are provided for convenience only and do not constitute, or should be viewed as, an incorporation by reference of the information contained therein. Therefore, such information should not be considered a part of this report.

Information as to Industry and Operating Segments

Our business consists of a single industry segment, which is the design, fabrication, marketing and sale of custom dental prosthetic appliances for and to dentists. We report on three reportable segments within this single industry segment. These three segments are known as Green Dental, representing the operations of Green Dental Laboratories, Inc. of Heber Springs, Arkansas which we acquired in March 2005; Keller, representing the operations of Keller Group, Incorporated with laboratories in St. Louis, Missouri and Louisville, Kentucky which we acquired in October, 2006; and NDX Laboratories, which represents our remaining laboratories, including Impact Dental Laboratory Limited, which we acquired in October, 2006 and Dental Art, which we acquired in September, 2008. You will find information about these segments in Note 11 “Segment Information”, which you will find in Part II, Item 8 of this annual report.

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

We operate each of our dental laboratories as a stand-alone facility under the direction of a local manager responsible for operation of the dental laboratory, supervision of its technical and sales staff and delivery of quality products and services. Most of our dental laboratories market and sell their products through their own direct sales force, supported by group managers and company-wide marketing programs. Employees at each dental laboratory have a direct stake in the financial success of the dental laboratory through participation in our performance incentive plans.

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

Sales and Marketing

The majority of our local dental laboratories market and sell their products through their own direct sales force. The sales force interacts with dentists within its local market area, primarily through visits to dentists’ offices, to introduce the dental laboratory’s services and products offered, and to promote new products and techniques that can assist dentists in expanding their practices. Our dentist-focused marketing and sales program, entitled the “NDX Reliance Program”tm is specifically designed to make choosing a dental laboratory an easier decision for dentists. Its five components — Practice Support, Laboratory Systems, Quality Assurance, Reliance Restorations and a Continuing Education Series — differentiate our qualified laboratories from their many competitors. We believe that this unique approach to assist the dentist and his or her staff to improve chairtime efficiencies while providing exceptional service, superior quality and quick and timely product delivery will enhance our ability to expand our base of business by establishing lasting professional relationships with our customers. Our laboratories currently employ a total of 48 sales representatives. In addition, our dental laboratories, alone or with local dental societies, dental schools or study clubs, sponsor technical training clinics for dentists and their staffs on topics such as advanced clinical techniques. The local dental laboratories also exhibit at state and local dental conventions.

Following our acquisition of Keller in 2006, we now also market more directly to the entire United States marketplace. Keller markets using a direct mail and trade advertising approach and focuses on products that can generate strong revenue growth. In addition, we have a long-term, exclusive product license for the NTI-tss plustm device that is an alternative to full-coverage bite guards, which is also approved by the FDA for use in the treatment of medically diagnosed migraine pain and jaw disorders. We believe this additional product offering will help us to further diversify our business growth strategy.

Competition

The dental laboratory industry is highly competitive and fragmented. A typical dental laboratory’s business originates from dentists located within 50 miles of the dental laboratory. We believe there are currently approximately 12,000 dental laboratories in the United States. We estimate that our sales presently represent less than 3% of the total sales of custom-made dental prosthetic appliances in the United States. We face competition primarily from other dental laboratories in the respective local market areas. The vast majority of dental laboratories consist of single business units, although we recognize that there are several other multiple-location operators, including Dental Services Group, Dental Technologies, Inc. and NovaDent. These groups compete with us in several market areas. We also face competition from various mail order dental laboratories, most notably Glidewell Laboratories.

The domestic industry has experienced growing competition from low-wage countries, particularly from laboratories manufacturing in China. Competition for business in the low-price segment of the marketplace has grown over the last three years. Dental laboratories manufacturing in China, including Dentsply-Prident, Dentalle, Exceldent, DentUSA, Beijing Dental Lab, Sun Dental Lab and Trident operate large, modern facilities. In addition to partnering with laboratories in the United States, some have also reached agreements to provide laboratory services for some of the larger, price focused, economy dental practice chains. In addition, the number of smaller domestic competitors that seek to take advantage of these low wage economies and compete primarily using price as the main differentiator has continued to grow. In 2008, we partnered with Dentsply-Prident to offer a high quality, economical restoration manufactured with FDA registered materials for those practices that are more price focused than our typical customer. We believe that this strategic product offering, which has been made available in select marketplaces based on individual customer needs and is coupled with customer level disclosures regarding country of origin, materials and our satisfaction guarantee, provides our dentists with a risk-free, outsourced restoration. We continue to evaluate such competitive threats as well as our own growth opportunities arising from globalization and changing marketplaces to ensure we continue to provide the products and services required by our clients at competitive prices.

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

Employees

As of December 31, 2008, we had 1,981 employees, 1,919 of whom worked at individual laboratories. Corporate management and administrative staff totaled 62 people. None of our employees are covered by a collective bargaining agreement. Management considers our employee relations to be good.

Intellectual Property

Our general technological know-how, experience and workforce are important to the conduct of our business. Each of our dental laboratories operates under its own trade name, and we consider these trade names to be materially important to the conduct of our business. Also important is the development and maintenance of customer relationships. We expect that our continued focus on ensuring our clients get a consistent product that is delivered on time and meets or exceeds their quality expectations, will continue to assist us in generating and maintaining customer relationships and the goodwill of our dental laboratories. We also have licensed long-term, exclusive manufacturing and distribution rights to fabricate and market the lab version of the NTI-tss plustm device. Finally, while we have several other trademarks and licenses to use trademarks, we do not deem these to be material to the overall conduct of our business.

Backlog

Due to the individualized and customized nature of most dental products and a typical turnaround product cycle of less than seven days, there was no significant backlog of orders existing at December 31, 2008 and 2007.

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

The US and world economy are experiencing a recession, which some believe may extend beyond 2009. Recessions and other economic downturns, especially prolonged downturns, as well as disruptions in the credit and stock markets, can result in lower levels of economic activity, lower employment levels, less consumer disposable income and lower economic confidence. As noted above, any of these factors can reduce discretionary consumer spending. Many or our cosmetic dental products may be considered discretionary spending by consumers. If consumers reduce or delay spending on cosmetic dental products, our business and financial performance may be adversely affected.

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

Based on our current level of operations, we believe our cash flow from operations, together with available cash and available borrowings under our senior credit facility, will be adequate to meet future liquidity needs in the coming year. However, we cannot assure you that our business will generate sufficient cash flow from operations in the future or that future borrowings will be available to us under the senior credit facility in an amount sufficient to enable us to service indebtedness, undertake strategic acquisitions to grow our business, or to fund other liquidity needs. If we need to refinance all or a portion of our indebtedness, we cannot assure you that we will be able to do so on commercially reasonable terms or at all.

The amounts that we have borrowed under our senior credit facility have increased significantly as a result of our acquisitions of Green in 2005, Keller in 2006, and Dental Art in 2008. Increased borrowings have substantially increased the amount of cash that we need to generate from our operations in order to meet our principal and interest payment obligations. In the event that our financial performance was to deteriorate, it could result in higher interest rates under our senior credit facility, or a default under the facility, if we are unable to maintain compliance with the financial ratio and other covenants in the facility.

We may be more leveraged than some of our competitors, which could adversely affect our business plans.

We have incurred significant levels of debt in pursuing our strategic acquisitions. Thus, a relatively greater portion of our cash flow is used to service this debt. This in turn has reduced the funds we have available for working capital, capital expenditures, additional acquisitions, and other purposes and, a significant part of our growth strategy is to acquire additional dental laboratories. Given current credit conditions and the level of our existing indebtedness, it may be more difficult for us to make additional borrowings in the future affecting our growth strategy.

Similarly, our relatively greater leverage increases our vulnerability to, and limits our flexibility in planning for, adverse economic and industry conditions and creates other competitive disadvantages compared with other companies with relatively less leverage, especially in times of industry consolidation.

Our Senior Credit Facility contains a number of financial and other covenants that may restrict our ability to engage in some business transactions.

We have entered into a senior credit facility with Bank of America, N.A. which includes a single line of credit of $25 million and a term loan facility. As of December 31, 2008, the outstanding balance was $24.6 million on the term loan and $16.7 million on the revolving line of credit. The credit agreement restricts our ability and the ability of our subsidiaries to, among other things, engage in a number of actions including incurring or guaranteeing additional indebtedness, merging or consolidating with, acquiring substantially all of the stock or assets of any other companies, acquiring additional dental laboratories, making investments, transferring assets, incurring or permitting to exist liens, and making any material changes to the nature of our business. The credit facility also contains other covenants that are typical for credit facilities of this size, type and tenor, such as requirements that we meet specified financial ratios and financial condition tests. Our ability to make additional borrowings under the facility depends upon satisfaction of these covenants. Our ability to meet these covenants and requirements may be affected by events beyond our control.

Our failure to comply with obligations could result in an event of default under the credit facility. A default, if not cured or waived, could permit acceleration of our indebtedness. We cannot be certain that we will be able to remedy any default. If our indebtedness is accelerated, we cannot be certain that we will have funds available to pay the accelerated indebtedness or that we will have the ability to refinance the accelerated indebtedness on terms favorable to us or at all.

An impairment in the carrying value of goodwill or other acquired intangibles could negatively affect our operating results and net worth.

General economic conditions, or other factors resulting in changes in the industry in which we operate, competition, advances in technology, or other factors may lead to reductions in expected sales, profitability or cash flows that could result in impairment of goodwill and other acquired intangible assets. If the value of goodwill or other acquired intangibles is impaired, our earnings, net worth and financial covenants could be adversely affected.

The goodwill impairment analysis is a two-step process. The first step is used to identify potential impairment and involves comparing each reporting unit’s estimated fair value to its carrying value, including goodwill. Fair value is determined by using an income approach, consistent with our valuation of dental laboratories acquired in purchase business combinations. We determine fair value based on the estimated future cash flows of each reporting unit, based on a multiple of annual earnings. Determining the fair value of a reporting unit is judgmental in nature and requires the use of significant estimates and assumptions, including revenue growth rates and profit margin percentages, and future market conditions, among others. Our projections are based on an internal forecasts and a business review. If the estimated fair value of a reporting unit exceeds its carrying value, goodwill is not considered to be impaired. However, if the carrying value exceeds estimated fair value, there is an indication of potential impairment and the second step is performed to measure the amount of impairment.

The second step of the goodwill impairment process involves the calculation of an implied fair value of goodwill for the laboratories which step one indicated were impaired. The implied fair value of goodwill is determined similar to how goodwill is calculated in a business combination, by measuring the excess of the estimated fair value of the reporting unit as calculated in step one, over the estimated fair values of the individual assets, liabilities and identifiable intangibles as if the reporting unit was being acquired in a business combination. If the carrying value of goodwill assigned to a reporting unit exceeds the implied fair value of the goodwill, an impairment charge is recorded for the excess. In determining the fair value of assets we utilize valuations of certain intangible assets, including trade names and customer relationships. The analysis we completed for December 31, 2008 determined that the fair value of ten dental laboratories in the NDX Laboratories operating segment was less than their carrying value resulting in goodwill impairment of $6,950,000. As of December 31, 2008, we had $69,384,000 of goodwill remaining on our consolidated balance sheet. If the conditions noted above were to significantly deteriorate, we may need to record additional goodwill impairment charges, which could adversely effect our earnings, net worth and debt covenants.

Risks associated with our strategic acquisitions could adversely affect our business.

We have completed a number of acquisitions in recent years. Our acquisition strategy depends on our ability to identify laboratories that are suitable acquisition candidates, successfully negotiate and enter into transactions on acceptable terms, and our capacity to integrate and successfully operate newly acquired as well as our previously acquired laboratories. If we fail to locate suitable acquisition candidates, reach mistaken conclusions as to the suitability of laboratories as acquisition candidates, enter into transactions on terms that prove unfavorable to us, or fail to integrate new laboratories following an acquisition, our ability to operate and grow our business in the ways we would like could be materially and adversely affected. While we will continue to consider acquisitions as a means of enhancing shareowner value, acquisitions involve risks and uncertainties, including:

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

Our long-term success depends, in part, on our ability to acquire additional dental laboratories in a manner that achieves appropriate returns on our capital invested. If we are unable to generate the required sales or profit levels, as a result of macroeconomic or operational challenges, we will not acquire new dental laboratories and our future financial performance could be materially and adversely affected. Additionally, future acquisitions could cause us to incur additional debt, contingent liabilities, increased interest expense and higher amortization expense related to intangible assets, as well as experience dilution in earnings per share. Impairment losses on goodwill and intangible assets with an indefinite life, or restructuring charges, could also occur as a result of acquisitions, which could adversely affect our results of operations and cause us to violate the covenants under our senior credit facility.

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

We are subject to a number of continuing listing standard requirements of Nasdaq. If we fail to comply with these listing standards we may be subject to delisting.

Our common stock is currently listed on the Nasdaq Global Market (Nasdaq). Nasdaq marketplace rules require, among other things, that the minimum bid price of our common stock not go below $1 for 30 consecutive business days. However, Nasdaq has suspended this requirement until April 20, 2009. If we failed to comply with the minimum listing bid price requirement or any other continued listing standards and were unable to cure such defect within the alloted time following the receipt of any notice from Nasdaq regarding our failure to achieve such continued listing standard, Nasdaq might delist our common stock. Delisting would have an adverse effect on the liquidity of our common stock and, as a result, the market price for our common stock might become more volatile. Delisting could also make it more difficult for us to raise additional capital.

We may face increased regulatory action by, among other governmental entities, the United States Food and Drug Administration (the “FDA”).

Since 2007, the industry has faced increased scrutiny from the FDA and other governmental entities concerning the safety and efficacy of dental products distributed in the United States from both foreign and domestic laboratories. As a result of this scrutiny, the FDA may propose possible registration, certification, material content and point of origin disclosure. Several states have passed legislation for a combination of material content and point of origin disclosures that will go into effect in 2009. Potential changes in laws, regulations and standards involving these issues, while new and evolving, are creating uncertainty in compliance requirements and could result in higher costs in order to comply with any revisions or additions to them and may create new legal liabilities if we fail to do so.

Our business may be adversely affected by the actions of and risks associated with our third-party suppliers.

If we experience declining operating performance, or if we experience liquidity challenges, our suppliers may demand accelerated payment of amounts due to them or require advance payments or letters of credit before goods are shipped to us. These demands could have a significant adverse impact on our operating cash flow and result in a drain on our liquidity. In addition, many of our suppliers may be significantly impacted by current macroeconomic conditions. We may have no warning before a supplier fails, which may have an adverse effect on our business and results of operations. Further, we cannot control the cost of our raw products, and cost increases must either be passed along to our customers or will result in erosion of our earnings.

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

We currently lease a total of approximately 380,000 square feet of space. As of December 31, 2008, the future aggregate minimum rent payable for all of our leased real properties was approximately $20,729,000. We consider these properties to be modern, well maintained and suitable for our purposes and believe that our current facilities are adequate to meet our needs for the foreseeable future. We also believe that suitable substitute or replacement space is readily available at reasonable rental rates. Our principal executive and administrative offices occupy approximately 15,000 square feet of space in Natick, Massachusetts. Our 40 leased dental laboratories range in size from 1,000 to 40,000 square feet and average approximately $89,000 in annual base rent.

As of December 31, 2008, we owned six of our dental laboratory facilities at locations in Heber Springs, Arkansas; Metairie, Louisiana; Shreveport, Louisiana; Addison, Texas; Houston, Texas; and Waukesha, Wisconsin. These locations total approximately 152,000 square feet and range in building size from 10,000 to 41,000 square feet. As of December 31, 2008 we held for sale our former Denver, Colorado facility, comprising approximately 6,000 square feet.

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

On May 6, 2008, the U.S. Court of Appeals for the Federal Circuit issued a favorable ruling in a patent infringement case, PSN Illinois, LLC vs. Ivoclar Vivadent, Inc., et al., in which we were a defendant. In its ruling, the Court of Appeals affirmed a federal district court’s previous grant of summary judgment in favor of the defendants on the grounds of non-infringement. The plaintiff subsequently petitioned for a rehearing and that request was denied on July 16, 2008. On October 14, 2008, the plaintiff filed a petition for certiorari requesting review of the case by the U.S. Supreme Court, which was subsequently denied. All appeals have now been exhausted, and accordingly, this case is now closed.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our security holders during the fourth quarter of fiscal 2008.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Trading Market

The NASDAQ Global Market (“Nasdaq”) is the principal market for our common stock, where our shares are traded under the symbol “NADX”. Our common stock has been publicly traded since December 21, 1993.

The following table sets forth the range of high and low sale prices for our common stock for each of the fiscal quarters of 2007 and 2008. The sale prices set forth below are based on information provided by NASDAQ.

	Price
Quarter Ending	Low	High

03/31/07	$13.96	$17.51
06/30/07	$13.01	$20.95
09/30/07	$14.74	$19.91
12/31/07	$13.60	$18.00
03/31/08	$11.50	$16.84
06/30/08	$10.05	$13.25
09/30/08	$6.01	$12.60
12/31/08	$4.19	$6.90

Holders

The approximate number of record holders of our common stock as of March 1, 2009 was 586. The number of record owners was determined from our stockholder records, and does not include beneficial owners of our common stock whose shares are held in the names of various security holders, dealers and clearing agencies. We believe that the number of beneficial owners of our common stock held by others in nominee names is approximately 1,055 beneficial holders.

Dividends

We have never paid a cash dividend on our shares of common stock and have no expectation of doing so for the foreseeable future.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

In November 2002, we announced that our Board of Directors approved the repurchase by us of up to 300,000 shares of our common stock pursuant to a stock repurchase program. During the year ended December 31, 2008, we did not repurchase any shares of our common stock. We continue to consider repurchases on the open market or in privately-negotiated transactions, at management’s discretion, in each case subject to applicable securities law. In addition, before making any repurchases, we are required to obtain approval from our lender under the terms of the credit facility. The following table provides information about our repurchase activity during fiscal 2008 and the number of shares that may yet be purchased under our stock repurchase program.

Issuer Purchases of Equity Securities

Maximum Number
			Total Number of	of Shares that
			Shares Purchased	May Yet Be
	Total Number	Average	as Part of Publicly	Purchased Under
	of Shares	Price Paid	Announced Plans	the Plans or
Fiscal Period	Purchased	per Share	or Programs	Programs

January 1, 2008 - December 31, 2008	—	$—	—	206,700

Stock Performance Graph

The following graph compares the cumulative total stockholder return of our common stock during the five fiscal years ended December 31, 2008 with the cumulative total return of the NASDAQ Industrial Index and a peer group index described more fully below.

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

COMPARISON OF CUMULATIVE TOTAL RETURN (1) AMONG NATIONAL DENTEX (“NADX”),
NASDAQ INDUSTRIAL INDEX AND PEER GROUP INDEX (2)

	12-31-03	12-31-04	12-31-05	12-31-06	12-31-07	12-31-08
NADX	100.00	126.88	140.88	109.38	99.50	28.44
NASDAQ	100.00	115.84	115.98	130.35	135.85	74.27
Peers	100.00	131.62	111.38	121.11	146.63	87.59

(1)	Assumes $100 invested on December 31, 2003 in our common stock, the NASDAQ Industrial Index and the Peer Group Index, including reinvestment of any dividends paid on the investment.

(2)	The Peer Group Index consists of Dentsply International, Inc. and Patterson Companies, Inc. We believe that these companies represent the other publicly traded companies within the dental service community.

Item 6.	Selected Financial Data

The following selected financial data for the five years ended December 31, 2008 are derived from our audited consolidated financial statements. The data should be read in conjunction with the consolidated financial statements and the related notes included in this Report and in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	2004	2005	2006	2007	2008
	(Dollars in thousands, except per share data)

Consolidated Statements of Income:
Net sales	$111,753	$135,843	$150,107	$170,361	$171,674
Cost of goods sold	66,953	78,381	88,269	97,739	102,184

Gross profit	44,800	57,462	61,838	72,622	69,490
Selling, general & administrative expenses	35,755	44,728	50,097	58,562	58,588
Goodwill impairment	—	—	—	—	6,950

Operating income	9,045	12,734	11,741	14,060	3,952
Other expense	405	646	786	771	747
Interest expense	42	665	1,523	2,803	2,110

Income before provision for income taxes	8,598	11,423	9,432	10,486	1,095
Provision for income taxes	3,439	4,334	3,669	3,860	1,972

Net income (loss)	$5,159	$7,089	$5,763	$6,626	$(877)

Net income (loss) per share — basic	$0.99	$1.33	$1.05	$1.20	$(0.16)

Net income (loss) per share — diluted	$0.94	$1.27	$1.01	$1.17	$(0.16)

Weighted average shares outstanding — basic	5,187	5,334	5,485	5,540	5,631
Weighted average shares outstanding — diluted	5,465	5,601	5,732	5,665	5,631
Consolidated Balance Sheet Data:
Working capital	$13,750	$11,126	$6,232	$6,000	$9,527
Total assets	81,831	117,119	148,490	155,639	161,515
Long-term debt, including current portion	—	18,701	35,458	29,695	39,258
Stockholders’ equity	$66,883	$76,074	$82,794	$91,192	$90,492

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We own and operate 46 dental laboratories located in 30 states and one Canadian province, serving an active customer base of over 24,000 dentists. Our business consists of the design, fabrication, marketing and sale of custom dental prosthetic appliances for dentists located primarily in the domestic marketplace.

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

Recent Trends

We believe that the economic recession in the United States has negatively impacted the entire dental laboratory industry, as price-sensitive consumers postpone elective dental work. The increasing severity of the current economic crisis, coupled with rising unemployment and problems in the housing and credit markets has further eroded consumer confidence. Additionally, we believe that the low cost segment for United States manufactured dental prosthetics has declined as competition from offshore laboratories, primarily those located in China, has become more intensive. While our business has not traditionally focused on this low cost segment of the market, certain customers are sensitive to price competition. As a result, these increasing competitive pressures have restrained somewhat our ability to increase prices. Since 2007, these increasing competitive pressures in the form of low price competition have been partially responsible for decreasing revenues or revenue growth in several marketplaces. In 2008, we partnered with Dentsply-Prident to offer a high quality, economical restoration manufactured in China with FDA registered materials for those practices that are more price focused than our typical customer. We believe that this strategic product offering, which has been made available in select marketplaces based upon individual customer needs and is coupled with patient level disclosures regarding country of origin, materials and our satisfaction guarantee, provides our dentists with a risk-free, outsourced restoration. In addition, we face growing competition from technology-based solutions that allow dentists to fabricate their own restorations without the use of a dental laboratory. These trends appear to be restraining industry growth, and have impacted our results of operations.

The main components of our costs are labor and related employee benefits as well as raw materials, including precious metals such as gold and palladium. Over the past several years, competition for labor resources and increases in medical insurance costs, as well as volatility in the prices of many precious metals that we use have driven these costs higher. In 2007, we evaluated and adjusted staffing levels, as appropriate, at each of our locations, while continuing to recognize the need to maintain an available and properly trained workforce. Beginning in the fourth quarter of 2008 and continuing into 2009, we have continued to proactively reduce staffing levels to improve profitability and eliminate excess capacity in response to the economic recession and the decline in consumer discretionary spending. We have also focused on reducing discretionary operating expenses to manage through the current recessionary environment. Additionally, technology-based dental laboratory CAD-CAM manufacturing solutions have required us to make additional investments in capital equipment. Our ability to afford and utilize these CAD-CAM systems provides us the opportunity to centrally produce product for many of our laboratories at more efficient and profitable levels. We are focusing on more completely leveraging this technology investment to reduce labor costs. Therefore, we believe that these investments are critical to our long-term business strategy.

Acquisitions

We continue to pursue strategic acquisitions, which have played an important role in helping us increase sales from $111,753,000 in 2004 to $171,674,000 in 2008. In March 2005, we completed the acquisition of Green Dental Laboratories, Inc. (“Green”). Green is treated as a separate reportable segment for financial reporting purposes. In October 2006, we completed our largest acquisition to date, that of Keller Group, Incorporated (“Keller”) of St. Louis, Missouri. Keller is also treated as a separate reportable segment for financial reporting purposes. Most recently, in September 2008, we completed the acquisition of Dental Art Laboratories, Inc. (“Dental Art”) of Lansing, Michigan. Our Consolidated Statement of Income reflects the financial results of Dental Art for the last four months of fiscal 2008.

The acquisition of Keller has broadened our marketing strategies and product offerings. In recent years Keller has changed its focus from local markets in the Midwest to the national marketplace. In order to sustain this strategy, Keller invests significantly in product advertising, primarily in dental print publications and direct mail, on products that can generate strong revenue growth. One of these products is the NTI-tss plustm device (NTI), an alternative to full-coverage bite guards that is also approved by the FDA for use in the treatment of medically diagnosed migraine pain and jaw disorders. Sales growth for NTI, for which Keller holds a long-term, exclusive product license, was approximately $894,000, or 13.3%, in fiscal 2008 as compared to fiscal 2007.

We have used long-term debt to finance the purchase of Green, Keller and Dental Art. Future acquisitions may also be funded using available debt financing. As a result of these acquisitions, we are more highly leveraged than we were previously. Our interest expense has therefore become a more significant component of our pre-tax earnings. Interest expense in 2007 was $2,803,000 compared to $1,523,000 in 2006 and $665,000 in 2005. However, due primarily to lower interest rates, interest expense declined from $2,803,000 for 2007 to $2,110,000 for 2008, which contains four months of interest expense related to the debt that funded the acquisition of Dental Art.

Overview of Results of Operations

For the year ended December 31, 2008, sales increased $1,314,000 to $171,674,000. Net sales increased by approximately $2,665,000 as a result of the Dental Art acquisition. Net sales decreased approximately $1,351,000 at dental laboratories owned for the full year ended December 31, 2008 and 2007. Furthermore, approximately $550,000 of sales growth was attributable to the effect of increased prices due to the underlying increases in the prices of precious metals passed through to customers, without which sales growth would have been further negative. The decline in sales was primarily attributable to decreased patient demand, particularly in the fourth quarter of 2008, resulting from the drop in consumer discretionary spending as the recession deepened. Excluding the acquisition of Dental Art, sales declined $2,112,000 in the fourth quarter of 2008. Sales growth in the fourth quarter of 2008 for Keller, relative to their performance in the first nine months of 2008, was flat at $84,000 or 1.3%. In the fourth quarter, sales declined $89,000 at Green and $2,107,000 at the NDX Laboratories.

For the year ended December 31, 2008, gross profit decreased by $3,132,000 compared to the year ended December 31, 2007. Within our cost of sales, employee benefits costs, primarily health insurance costs, increased by $489,000, as a result of higher claims experience. Labor costs increased by approximately $1,675,000, including $995,000 in cost of sales, over the prior year as a result of base pay increases, including raises related to a modification of the Laboratory Incentive Compensation plan (the “Laboratory Plan”). The former plan was designed to reward operating efficiency. The modified plan is now designed to provide incentives for growth in profits. As a result of these and other design changes, the reported amounts of laboratory incentive compensation are significantly less this year than in the past. Conversely, labor expenses are somewhat higher within both cost of goods sold and operating expenses with laboratory incentive compensation decreasing by $3,281,000 for the year ended December 31, 2008 compared to the prior year.

Our annual goodwill impairment assessment has historically been completed at the end of the second quarter. Based on our initial assessment for 2008, the fair value of our business units exceeded their carrying value and therefore our goodwill was not impaired. As economic conditions worsened in the fourth quarter and our business performance and outlook was not as strong as anticipated at the end of the second quarter, management determined that circumstances had changed enough to perform an additional goodwill impairment test as of December 31, 2008.

The goodwill impairment analysis is a two-step process. The first step is used to identify potential impairment and involves comparing each reporting unit’s estimated fair value to its carrying value, including goodwill. Fair value is determined by using an income approach, consistent with our valuation of dental laboratories acquired in purchase business combinations. We determine fair value based on the estimated future cash flows of each reporting unit, based on a multiple of annual earnings. Determining the fair value of a reporting unit is judgmental in nature and requires the use of significant estimates and assumptions, including revenue growth rates and profit margin percentages, and future market conditions, among others. Our projections are based on an internal forecasts and a business review. If the estimated fair value of a reporting unit exceeds its carrying value, goodwill is not considered to be impaired. However, if the carrying value exceeds estimated fair value, there is an indication of potential impairment and the second step is performed to measure the amount of impairment. The analysis we completed for December 31, 2008 determined that the fair value of ten dental laboratories in the NDX Laboratories operating segment was less than their carrying value.

The second step of the goodwill impairment process involves the calculation of an implied fair value of goodwill for the laboratories which step one indicated were impaired. The implied fair value of goodwill is determined similar to how goodwill is calculated in a business combination, by measuring the excess of the estimated fair value of the reporting unit as calculated in step one, over the estimated fair values of the individual assets, liabilities and identifiable intangibles as if the reporting unit was being acquired in a business combination. If the carrying value of goodwill assigned to a reporting unit exceeds the implied fair value of the goodwill, an impairment charge is recorded for the excess. In determining the fair value of assets we utilize valuations of certain intangible assets, including trade names and customer relationships. The carrying value of the goodwill assigned to these laboratories exceeded the implied fair value of goodwill resulting in goodwill impairment of $6,950,000. As of December 31, 2008, we had $69,384,000 of goodwill remaining on our consolidated balance sheet.

Within operating expenses, increases in deferred compensation accruals and market declines in the investment values of related insurance policies combined to increase expenses by $730,000. Primarily as a result of rising fuel costs in 2008, delivery costs increased $694,000. As a result of the factors discussed above, particularly the impairment of goodwill, income before provision for income taxes decreased by $9,391,000, or 89.6% to $1,095,000 for the year ended December 31, 2008 compared to $10,486,000 for the year ended December 31, 2007.

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

In October 2006 we borrowed against our acquisition line of credit to finance our acquisition of Keller. In order to refinance the borrowings incurred for the Keller acquisition, we and the Bank executed a Second Amended and Restated Loan Agreement as of November 7, 2006 (the “Second Agreement”) comprising uncollateralized senior credit facilities totaling $60,000,000. The Second Agreement amended and restated the Amended Agreement (a) to increase the term loan facility to an aggregate principal amount of $35,000,000 and used the proceeds of the increase in the term loan to repay the portion of the outstanding principal balance under the acquisition line of credit and (b) to adjust the allocation of availability under the lines of credit by increasing the revolving line of credit to $10,000,000 ($5,000,000 of which may be used for future acquisitions) and decreasing the acquisition line of credit from $20,000,000 to $15,000,000. The interest rate on both lines of credit and the term loan was the prime rate or, at our option, LIBOR, a cost of funds rate or the Bank’s fixed rate, plus, in each case, a range of 1.25% to 3.00%, depending on the ratio of consolidated total funded debt to consolidated “EBITDA”, as each is defined in the Second Agreement. The term loan facility portion of the Second Agreement requires monthly interest payments and monthly payments of principal, based on a seven year amortization schedule, with a final payment due on the fifth anniversary of the Second Agreement. The Second Agreement requires compliance with certain covenants, including the maintenance of specified net worth, minimum consolidated total “EBITDA”, debt to income ratio and other financial ratios.

The Second Agreement was amended on May 9, 2008, effective March 31, 2008, to revise certain financial targets within these covenants. Additionally, we and the Bank agreed to consolidate the revolving line of credit with the acquisition line of credit into a single line of credit of $25,000,000 to be used by us for general corporate purposes, including potential acquisitions. The Second Agreement was also amended on September 2, 2008 on account of the acquisition of Dental Art, which increased our outstanding debt and therefore required an adjustment to an affected financial covenant. We further amended the agreement on December 16, 2008 to extend the maturity of the line of credit to November 7, 2011. The amendment changed the interest rate on both the line of credit and the term loan to prime rate or, at our option, LIBOR, a cost of funds rate, or the Bank’s fixed rate, plus, in each case, a range of 2.50% to 3.50%, depending on the ratio of consolidated total funded debt to consolidated “EBITDA,” as each is defined in the Second Agreement and increased the commitment fee on the unused portion of the line of credit from .125% to .50%. In addition, the amendment revised certain financial targets within the covenants. Finally, on March 13, 2009, we amended the Second Agreement to exclude the $6,950,000 goodwill impairment discussed previously from the calculation of “EBITDA,” used in determining our compliance with certain financial covenants. These amendments did not change the total availability under the Second Agreement.

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

As of December 31, 2008, $8,260,000 was available under the consolidated revolving line of credit.

Long-Term Obligations:

	December 31, 2007	December 31, 2008

Term note	$29,583,000	$24,583,000
Borrowings classified as long term under the revolving line of credit	—	13,800,000
Borrowings classified as short term under the revolving line of credit	—	2,940,000
Other long-term debt	112,000	875,000

Total long-term debt	29,695,000	42,198,000
Less: Current maturities	5,064,000	5,115,000

Long-term debt, less current portion	$24,631,000	$37,083,000

The table below reflects the expected repayment terms associated with the long-term debt at December 31, 2008. The interest rate associated with the Company’s borrowings as of December 31, 2008 was 4.2%.

December 31, 2008
Principal Due

Fiscal 2009	5,115,000
Fiscal 2010	5,083,000
Fiscal 2011	31,407,000
Fiscal 2012	84,000
Thereafter	509,000

Total	$42,198,000

Operating activities provided $13,327,000 in cash flow for the year ended December 31, 2008 compared to $12,552,000 during the year ended December 31, 2007, an increase of $775,000. Our working capital increased from $6,000,000 at December 31, 2007 to $9,527,000 at December 31, 2008. The increase was primarily attributable to the acquisition of Dental Art of $583,000, net increases in cash on hand and decreases in current bank debt of $1,914,000; decreases in accounts payable of $2,467,000 due to timing and decreases in accrued liabilities of $412,000, offset by decreases in prepaid expenses of $611,000, primarily related to decreases in prepaid income taxes due to timing differences in our payments; decreases in inventory of $614,000 resulting from reduced work in process and raw materials; decreases in accounts receivable of $255,000; decreases in current deferred tax assets of $173,000; and decreases in property held for sale of $190,000 due to the sale of property.

Investing activities consumed $20,516,000 in cash flow for the year ended December 31, 2008 compared to $9,851,000 during the year ended December 31, 2007, an increase of $10,665,000. Cash outflows related to payments for acquisitions, including deferred purchase price payments associated with prior period dental laboratory acquisitions, totaled $11,578,000 for the year ended December 31, 2008, primarily as a result of the acquisition of Dental Art, compared to $2,159,000 for the year ended December 31, 2007. Capital expenditures for the year ended December 31, 2008 were $7,025,000 including $4,600,000 of leasehold improvements and laboratory equipment for new facilities. Long-term notes receivable increased $2,000,000 pursuant to the execution of an extension of the NTI-tsstm license agreement.

Within financing activities, net borrowings on credit lines decreased by $4,811,000 from $3,204,000 borrowed for the year ended December 31, 2007 to $1,607,000 repaid for the year ended December 31, 2008, while amounts due under the term facility declined $5,000,000 to $24,583,000 at December 31, 2008 from $29,583,000 at December 31, 2007 as a result of scheduled term loan repayments. Long-term borrowings on the line of credit related to the acquisition of Dental Art and deferred purchase price payments for other laboratories were $13,800,000 in the year ended December 31, 2008.

We believe that cash flow from operations and available financing will be sufficient to meet contemplated operating and capital requirements such as those discussed below, for the foreseeable future.

Commitments and Contingencies

The following table represents a list of our contractual obligations and commitments as of December 31, 2008:

	Payments Due By Period
		Less Than			Greater Than
	Total	1 Year	1 - 3 Years	4 - 5 Years	5 Years

Term Loan Facility	$24,583,000	$5,000,000	$19,583,000	$—	$—
Line of Credit	16,740,000	—	16,740,000	—	—
Interest Expense	4,531,000	1,596,000	2,816,000	62,000	57,000
Capital Leases	876,000	115,000	168,000	169,000	424,000
Operating Leases:
Real Estate	22,027,000	3,971,000	7,082,000	5,421,000	5,553,000
Vehicles	749,000	493,000	256,000	—	—
Equipment	260,000	113,000	124,000	22,000	1,000
Construction Contracts	552,000	552,000	—	—	—
Laboratory Purchase Obligations	300,000	300,000	—	—	—

TOTAL	$70,618,000	$12,140,000	$46,769,000	$5,674,000	$6,035,000

Bank borrowings on the term loan facility, with repayment terms greater than one year, are classified as long-term debt on the balance sheet. Certain amounts borrowed for acquisitions on the line of credit have been classified as long-term debt. Interest expense payments, included in the above table, related to the term loan facility have been projected using the interest rate associated with current borrowings which is 4.2%.

We are committed under various non-cancelable operating lease agreements covering office space and dental laboratory facilities, vehicles and certain equipment. Certain of these leases also require us to pay maintenance, repairs, insurance and related taxes.

Laboratory purchase obligations totaling $300,000, classified as deferred acquisition costs, are presented in the liability section of the balance sheet. These obligations, including deferred obligations associated with non-competition agreements, represent purchase price commitments arising from dental laboratory acquisitions, irrespective of the acquired laboratory’s earnings performance.

Results of Operations

Our results are reported within three operating segments, NDX Laboratories, Green Dental and Keller. The following table sets forth for the periods indicated the percentage of net sales represented by certain items in our Consolidated Financial Statements:

	Years Ended December 31,
	2006	2007	2008

Net sales	100.0%	100.0%	100.0%
Cost of goods sold	58.8	57.4	59.5

Gross profit	41.2	42.6	40.5
Selling, general and administrative expenses	33.4	34.3	34.2
Goodwill impairment	—	—	4.0

Operating income	7.8	8.3	2.3
Other expense	0.5	0.5	0.4
Interest expense	1.0	1.6	1.3

Income before provision for income taxes	6.3	6.2	0.6
Provision for income taxes	2.5	2.3	1.1

Net income (loss)	3.8%	3.9%	(0.5)%

Year Ended December 31, 2008 Compared with Year Ended December 31, 2007

Net Sales

In 2008, competitive pressures from offshore laboratories that can produce crowns at fees lower than crowns manufactured in the United States have limited our ability to raise our prices, particularly during a time when we have experienced relatively higher costs for precious metals used in manufacturing. In addition, these competitive pressures are partially responsible for declines in revenues or revenue growth in several marketplaces. We also believe that since the beginning of 2008, the recessionary environment in the United States impacted our revenues and the revenues of the entire dental laboratory industry, as price-sensitive consumers postpone elective dental work. The impact of the recession on our business was particularly noticeable in the fourth quarter of 2008.

For the year ended December 31, 2008, net sales increased $1,314,000 or 0.8% over year ended December 31, 2007. Net sales increased by approximately $2,665,000 as a result of the Dental Art acquisition in September 2008. Excluding the Dental Art acquisition, net sales decreased approximately $1,351,000 for the full year ended December 31, 2008 as compared to 2007. Furthermore, approximately $550,000 of sales growth was attributable to the effect of increased prices due to underlying increases in the prices of precious metals passed through to customers. The decline in sales for laboratories held more than one year was primarily attributable to decreased patient demand, particularly in the fourth quarter of 2008 as consumers started to delay certain dental work due to economic uncertainties. Excluding acquired sales from Dental Art, sales declined $2,112,000 in the fourth quarter of 2008. Sales growth in the fourth quarter of 2008 for Keller, relative to their performance in the first nine months of 2008, was flat at $84,000 or 1.3%. In the fourth quarter, sales declined $89,000 at Green and $2,107,000 at the NDX Laboratories.

Cost of Goods Sold

Our cost of goods sold increased by $4,446,000 or 4.5% in the year ended December 31, 2008 over the year ended December 31, 2007. As a percentage of sales, cost of goods sold increased from 57.4% to 59.5%, primarily resulting from increases in labor and related benefits, increases in laboratory overhead and rising materials costs. Green’s labor costs of 28.2% of sales, as compared to 28.8% in 2007, and Keller’s labor costs of 22.6% of sales, as compared to 22.9% in 2007, lowered the overall percentage while the portion attributable to NDX Laboratories increased to 37.6% of sales for the year ended December 31, 2008 from 35.7% for the year ended December 31, 2007. Included in the increase in the NDX Laboratories segment is a reclassification of approximately $995,000 in base pay increases related to modifications of the Laboratory Plan, which is discussed above. Laboratory overhead increased $1,250,000, primarily as a result of increased depreciation and rent for new facilities and increases in technical training. Excluding the acquisition of Dental Art, production labor and related benefits increased by approximately $1,453,000 for the year ended December 31, 2008 compared to the year ended December 31, 2007.

The cost of raw materials as a percentage of sales increased from 15.7% for the year ended December 31, 2007 to 16.1% for the year ended December 31, 2008. For most of 2008, the average cost of gold and palladium, precious metals components of many dental alloys, was on the rise. However, by the end of 2008, due to decreased global demand for palladium, the average price of palladium was essentially unchanged, while gold increased by approximately 25% over average costs in the prior year. Although we were able to pass a majority of precious metal cost increases on to our customers, prolonged higher metal costs have had and likely will continue to have a negative impact on gross profit percentages.

Selling, General and Administrative Expenses

Operating expenses, net of goodwill impairment and consisting of selling, delivery and administrative expenses both at the laboratory and corporate level, increased by $27,000 for the year ended December 31, 2008 compared to 2007. Operating expenses decreased as a percentage of net sales from 34.4% in 2007 to 34.1% in 2008. As a percentage of net sales, delivery expenses increased from 9.2% in the year ended December 31, 2007 to 9.6% in 2008. Selling expenses increased from 6.2% of sales for the year ended December 31, 2007 to 6.6% in 2008. Selling expenses in 2008 for the Keller segment were 15.1% of sales, or $3,914,000. Laboratory incentive compensation decreased from 2.3% of sales in 2007 to 0.3% in 2008, as the amount decreased by $3,281,000 from $3,872,000 for the year ended December 31, 2007 to $591,000 in 2008.

The net increase of $27,000 in our operating expenses in 2008 was primarily attributable to the following increases:

•	Additional operating and amortization expense associated with the Dental Art acquisition — $501,000;

•	Increases in delivery costs, resulting primarily from cost increases in fuel and delivery services — $694,000;

•	Increases in selling expenses, including $271,000 in increased marketing expense at Keller and $454,000 in increased sales compensation, offset by decreases in customer rewards program expenses of $273,000 — $507,000;

•	Increases in administrative expenses at the laboratory level, including $852,000 in increased compensation primarily resulting from increases to base pay of $485,000 related to the change in the Laboratory Plan, offset by decreases to depreciation expense and losses on asset disposals of $189,000 — $758,000;

•	Increases in salaries and benefits at the corporate level— $649,000; and;

•	Decrease of the cash surrender value of life insurance policies as a result of market value declines, net of decreases in the related deferred compensation accruals for our supplemental executive retirement plans — $730,000;

partially offset by:

•	Decreases in laboratory incentive compensation as a result of the Laboratory Plan restructuring — $3,281,000.

•	Decreases in executive incentive compensation accruals due to our financial results — $400,000; and

•	Decrease in amortization due to fully amortized non-compete agreements — $193,000.

Goodwill Impairment

Our annual goodwill impairment assessment has historically been completed at the end of the second quarter. Based on our initial assessment for 2008, the fair value of our business units exceeded their carrying value and therefore our goodwill was not impaired. As economic conditions worsened in the fourth quarter and our business performance and outlook was not as strong as anticipated at the end of the second quarter, management determined that circumstances had changed enough to perform an additional goodwill impairment test as of December 31, 2008. Based on our evaluation of goodwill, we determined that the fair value of ten dental laboratories in the NDX Laboratories operating segment was less than their carrying value, resulting in goodwill impairment of $6,950,000.

Operating Income

As a result of the above factors, our operating income decreased by $10,108,000 to $3,952,000 for the year ended December 31, 2008 from $14,060,000 in 2007. As a percentage of net sales, operating income decreased from 8.3% in 2007 to 2.3% in 2008.

Interest Expense

Due primarily to lower interest rates, interest expense declined from $2,803,000 for 2007 to $2,110,000 for 2008. Approximately $180,000 of interest expense was related to the borrowings that funded the acquisition of Dental Art.

Provision for Income Taxes

For the year ended December 31, 2008, the provision for income taxes decreased by $1,888,000 from $3,860,000 for the year ended December 31, 2007 to $1,972,000 for the year ended December 31, 2008. However, for the year ended December 31, 2008, income before provision for income taxes was $1,095,000, and the effective tax rate was therefore 180.1%. The reason the tax provision exceeds income before provision for income taxes is due to the tax impact of the impairment of goodwill. Goodwill impairment recorded in the amount of $6,950,000 has an associated tax benefit of only $833,000, as approximately 70% of the goodwill impairment charge is not deductible for tax purposes. Without the impact of goodwill impairment, our tax provision would have resulted in an effective tax rate of 34.9%, which would have represented a decrease from the 36.8% effective tax rate for the year ended December 31, 2007. The decrease in the effective tax rate before adjustment for goodwill impairment was due in part to recognition of research and experimentation credits of $604,000, offset by increases in the amount of certain non-deductible expenses.

Net Income

As a result of all the factors discussed above, particularly the goodwill impairment charge recorded in the fourth quarter, net income decreased $7,503,000 to ($877,000) or ($0.16) per share on a diluted basis for the year ended December 31, 2008 from $6,626,000 or $1.17 per share on a diluted basis in 2007.

Operating Segment Results

Our business consists of a single industry segment, which is the design, fabrication, marketing and sale of custom dental prosthetic appliances for and to dentists in North America. We report on three operating segments within this single industry segment. These three segments are known as Green Dental, representing the operations of Green Dental Laboratories, Inc. of Heber Springs, Arkansas, which we acquired in March 2005; Keller, representing the operations of Keller Group, Incorporated with laboratories in St. Louis, Missouri and Louisville, Kentucky, which we acquired in October, 2006; and NDX Laboratories, which represents our remaining laboratories, including Dental Art, which we acquired in September, 2008.

	Year Ended December 31
	2007	2008	$ Change	% Change

Revenue:
NDX Laboratories	$127,388,588	$126,240,949	$(1,147,639)	(0.9)%
Green Dental	19,859,770	20,724,865	865,095	4.4%
Keller	23,843,093	25,987,992	2,144,899	9.0%

Subtotal	171,091,451	172,953,806	1,862,355	1.1%
Less: Inter-segment Revenues:
NDX Laboratories	370,913	438,200	67,287	18.1%
Green Dental	199,525	369,526	170,001	85.2%
Keller	160,384	471,645	311,261	194.1%

Net Sales	$170,360,629	$171,674,435	$1,313,806	0.8%

Laboratory Operating Income:
NDX Laboratories	$17,572,491	$15,059,508	$(2,512,983)	(14.3)%
Green Dental	4,665,630	4,795,136	129,506	2.8%
Keller	3,228,640	3,660,913	432,273	13.4%

Laboratory Operating Income	$25,466,761	$23,515,557	$(1,951,204)	(7.7)%

NDX Laboratories

For the year ended December 31, 2008, before elimination of inter-segment revenues, sales in this segment decreased by $1,148,000 or 0.9%. Net of acquired sales of $2,665,000 from Dental Art, sales decreased $3,813,000, or 3.0% for 2008 when compared with 2007. The decrease in sales in the fourth quarter accounted for $2,107,000 of this amount. Gross profit as a percentage of sales decreased from 40.3% for the year ended December 31, 2007 to 36.9% for the year ended December 31, 2008. Cost of goods sold increased by $3,244,000. The increase was primarily attributable to additional costs of $1,549,000 related to the acquisition of Dental Art, increases in manufacturing labor and benefits of approximately $1,790,000, resulting from increases to base pay of $995,000 related to changes in the Laboratory Plan and increases in health insurance and other benefit costs of $380,000, which were partially offset by lower labor costs resulting from labor force reductions. Materials costs increased approximately $242,000 and laboratory overhead increased by approximately $1,053,000 resulting from depreciation and increased rent for new facilities.

Laboratory operating income as a percentage of sales for NDX Laboratories decreased from 13.9% for the year ended December 31, 2007 to 12.0% for the year ended December 31, 2008 and declined by $2,513,000 or 14.3% as a result of the factors discussed above. Goodwill impairment of $6,950,000 was recorded in the NDX Laboratories operating segment but is not a component of laboratory operating income.

Green Dental Laboratory

Sales growth before elimination of inter-segment revenues for the year ended December 31, 2008 in this segment was $865,000 or 4.4%. Sales increased during the first nine months of 2008, however, in the fourth quarter, sales declined $89,000. As a percentage of sales, gross profit increased from 47.4% for the year ended December 31, 2007 to 47.6% for the year ended December 31, 2008. Cost of goods sold increased by $420,000. In addition to temporary increases in overtime of $72,000 resulting primarily from training and implementation of new production methods, benefit costs increased $107,000, primarily resulting from increases in the cost of providing health insurance. Materials costs increased $106,000 for the year ended December 31, 2008 as compared to the year ended December 31, 2007. Precious metals used declined as precious metal-based unit volume was down in favor of zirconia-based, CAD-CAM produced units. Increased expenses for implant parts, porcelain and zirconia materials resulted from this changing product mix. Laboratory overhead increased by approximately $147,000.

As a result of the factors discussed above, laboratory operating income as a percentage of sales for Green was essentially flat at 23.5% for the year ended December 31, 2007 versus 23.1% for the year ended December 31, 2008 and increased by $130,000.

Keller Group

For the year ended December 31, 2008, sales growth before elimination of inter-segment revenues in this segment was $2,145,000 or 9.0%. Sales growth in the fourth quarter of 2008 for Keller, relative to their performance in the first nine months of 2008, was flat at $84,000 or 1.3%. As a percentage of sales, gross profit increased from 51.0% for the year ended December 31, 2007 to 52.0% for the year ended December 31, 2008, primarily as a result of improved labor efficiency, partially offset by increased materials cost, including precious metals. Delivery costs increased by $483,000 which primarily is the result of increased delivery service charges due to higher volume and increased fuel costs. As a result, delivery costs as a percentage of sales rose to 11.8% during the year ended December 31, 2008 from 10.8% during the year ended December 31, 2007. Advertising expense increased by $271,000 for the year ended December 31, 2008 compared to 2007 due to increased marketing activities.

As a result of the factors discussed above, laboratory operating income as a percentage of sales for Keller increased to 14.1% for the year ended December 31, 2008 as compared to 13.5% for the year ended December 31, 2007, while increasing by $432,000 due to higher sales volumes.

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

	Year Ended December 31
	2006	2007	$ Change	% Change

Revenue:
NDX Laboratories	$126,543,054	$127,388,588	$845,534	0.7%
Green Dental	18,817,607	19,859,770	1,042,163	5.5%
Keller	4,863,988	23,843,093	18,979,105	—

Subtotal	150,224,649	171,091,451	20,866,802	13.9%
Less: Inter-segment Revenues:
NDX Laboratories	—	370,913	370,913	—
Green Dental	117,242	199,525	82,283	70.2%
Keller	—	160,384	160,384	—

Net Sales	$150,107,407	$170,360,629	$20,253,222	13.5%

Laboratory Operating Income:
NDX Laboratories	$16,840,606	$17,572,491	$731,885	4.3%
Green Dental	4,820,007	4,665,630	(154,377)	(3.2)%
Keller	446,151	3,228,640	2,782,489	—

Laboratory Operating Income	$22,106,764	$25,466,761	$3,359,997	15.2%

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

Green Dental

For the year ended December 31, 2007, internal sales growth in this segment was 5.1%. As a percentage of sales, gross profit decreased from 48.0% for the year ended December 31, 2006 to 47.4% for the year ended December 31, 2007, primarily the result of increases in materials cost, including precious metals. Laboratory operating income as a percentage of sales for Green declined from 25.6% for the year ended December 31, 2006 and to 23.5% for the year ended December 31, 2007. The decline was primarily attributable to increased selling expenses, primarily compensation, and lower property disposal gains.

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

Summary of Significant Accounting Policies

Revenue Recognition

Revenue is recognized upon transfer of title and risk of loss, generally as the dentists’ orders are shipped. We record shipping and handling fees charged to customers as revenues in accordance with EITF 00-10 “Accounting for Shipping and Handling Fees and Costs.” Shipping and handling costs totaled approximately $13,365,000 in fiscal 2006, $15,617,000 in fiscal 2007 and $16,463,000 in fiscal 2008, and are included in selling, general and administrative expense.

Goodwill and Other Indefinite-Lived Intangible Assets Not Subject to Amortization

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142 “Goodwill and Other Intangible Assets” (“SFAS 142”), goodwill amortization ceased on December 31, 2001. We continually evaluate whether events and circumstances have occurred that indicate that the value of goodwill has been impaired. In accordance with SFAS No. 142, goodwill is evaluated for possible impairment on an annual basis, based on a two-step process. Our annual goodwill impairment assessment has historically been completed at the end of the second quarter. Based on our initial assessment for 2008, the fair value of our business units exceeded their carrying value and therefore our goodwill was not impaired. As economic conditions worsened in the fourth quarter and our business performance and outlook was not as strong as anticipated at the end of the second quarter, management determined that circumstances had changed enough to perform an additional goodwill impairment test as of December 31, 2008.

The goodwill impairment analysis is a two-step process. The first step is used to identify potential impairment and involves comparing each reporting unit’s estimated fair value to its carrying value, including goodwill. Fair value is determined by using an income approach, consistent with our valuation of dental laboratories acquired in purchase business combinations. We determine fair value based on the estimated future cash flows of each reporting unit, based on a multiple of annual earnings. Determining the fair value of a reporting unit is judgmental in nature and requires the use of significant estimates and assumptions, including revenue growth rates and profit margin percentages, and future market conditions, among others. Our projections are based on an internal forecasts and a business review. If the estimated fair value of a reporting unit exceeds its carrying value, goodwill is not considered to be impaired. However, if the carrying value exceeds estimated fair value, there is an indication of potential impairment and the second step is performed to measure the amount of impairment. The analysis we completed for December 31, 2008 determined that the fair value of ten dental laboratories in the NDX Laboratories operating segment was less than their carrying value.

The second step of the goodwill impairment process involves the calculation of an implied fair value of goodwill for the laboratories which step one indicated were impaired. The implied fair value of goodwill is determined similar to how goodwill is calculated in a business combination, by measuring the excess of the estimated fair value of the reporting unit as calculated in step one, over the estimated fair values of the individual assets, liabilities and identifiable intangibles as if the reporting unit was being acquired in a business combination. If the carrying value of goodwill assigned to a reporting unit exceeds the implied fair value of the goodwill, an impairment charge is recorded for the excess. In determining the fair value of assets we utilize valuations of certain intangible assets, including trade names and customer relationships. The carrying value of the goodwill assigned to these laboratories exceeded the implied fair value of goodwill resulting in goodwill impairment of $6,950,000. As of December 31, 2008, we had $69,384,000 of goodwill remaining on our consolidated balance sheet.

Additionally, we also recognize the existence of value in trade names acquired in business combinations and believe the useful life of this intangible to be indefinite. Accordingly, trade names are also evaluated for impairment on an annual basis using a single-step method in accordance with SFAS No. 142. Impairment charges related to trade names are recognized when the fair value is less than the carrying value of the asset. Impairment charges of $47,000, $94,000 and $44,000 were recorded in the year ended December 31, 2006, 2007 and 2008, respectively. Trade name impairment charges generally result from a decline in forecasted revenue at specific laboratories in comparison to revenue forecasts used in previous valuation calculations.

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

Depreciation expense totaled approximately $3,135,000 in fiscal 2006, $4,055,000 in fiscal 2007 and $4,872,000 in fiscal 2008.

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

We use the market approach technique to value our financial instruments and there were no changes in valuation techniques during the year ended December 31, 2008. Our financial assets and liabilities are primarily comprised of investments in insurance contracts held as assets to satisfy outstanding retirement liabilities.

SFAS No. 157 requires that assets and liabilities carried at fair value be classified and disclosed in one of the following three categories:

Level 1:  Quoted market prices in active markets for identical assets or liabilities that we have the ability to access.

Level 2:  Observable market based inputs or unobservable inputs that are corroborated by market data such as quoted prices, interest rates, and yield curves.

Level 3:  Inputs are unobservable data points that are not corroborated by market data.

The following table presents information about our financial assets measured at fair value on a recurring basis as of December 31, 2008. There were no liabilities that required disclosure:

		Quoted Prices in	Significant Other	Significant
	As of December 31,	Active Markets	Observable Inputs	Unobservable Inputs
Description	2008	(Level 1)	(Level 2)	(Level 3)

Financial Assets
Cash Surrender Value of Life Insurance	$5,479,000	—	$5,479,000	—

Total Financial Assets	$5,479,000	—	$5,479,000	—

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

Our market risk exposure includes potential price volatility of commodities we use in our manufacturing processes. We purchase dental alloys that contain gold, palladium and other precious metals. We have not participated in hedging transactions. We have relied on pricing practices that attempt to pass some portion, if not all, of our increased costs on to our customers, in conjunction with materials substitution strategies. Our market risk exposure also includes investments in insurance contracts held as assets to satisfy outstanding retirement liabilities, a portion of which are subject to market value fluctuations of the underlying investment.

At December 31, 2008, we had variable rate debt of $41.3 million. Based on this amount, the earnings and cash flows impact for the next year resulting from a one percentage point increase in interest rates would be approximately $264,000, net of tax, holding other variables constant.

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

	Three Months Ended
	March 31,	June 30,	Sept. 30,	Dec. 31,	March 31,	June 30,	Sept. 30,	Dec. 31,
	2007	2007	2007	2007	2008	2008	2008	2008
	(Dollars in thousands except per share data)

Net sales	$43,343	$44,434	$41,204	$41,380	$43,529	$44,580	$42,302	$41,264
Gross profit	$19,060	$19,560	$17,491	$16,510	$18,210	$18,665	$16,552	$16,062
Gross margin	44.0%	44.0%	42.4%	39.9%	41.8%	41.9%	39.1%	38.9%
Operating income (loss)	$4,520	$4,875	$3,036	$1,630	$3,389	$3,861	$2,183	$(5,482)
Operating margin	10.4%	11.0%	7.4%	3.9%	7.8%	8.7%	5.2%	(13.3)%
Net income (loss)	$2,244	$2,417	$1,308	$656	$1,681	$1,937	$791	$(5,286)
Net income (loss) per diluted share	$0.40	$0.43	$0.23	$0.12	$0.30	$0.34	$0.14	$(0.93)

Our results of operations have historically fluctuated on a quarterly basis and are expected to be subject to quarterly fluctuations in the future. As a result, we believe that the results of operations for the interim periods are not necessarily indicative of the results to be expected for any future period or for a full year. Quarterly results are subject to fluctuations resulting from a number of factors, including the number of working days in the quarter for both dentists and our employees, the number of paid vacation days and holidays in the period, general economic conditions and consumer spending patterns. Historically, the second quarter has generated the highest quarterly net sales for the year and has been the most profitable for us due to the greater number of working days in the quarter and more patients scheduling visits with their dentists before departing for summer vacation. In addition, in the fourth quarter of 2008, we recorded a goodwill impairment charge of $6,950,000.

Location of Financial Statements

The consolidated financial statements furnished in connection with this Report are attached immediately following Part IV.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We carried out an evaluation, with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of December 31, 2008. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applied its judgment in evaluation of the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2008, our disclosure controls and procedures, as defined in the Securities Exchange Act of 1934 (the “Exchange Act”) Rules 13a-15(e) and 15d-15(e), were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and such information is accumulated and communicated to management, including the CEO and CFO, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we carried out an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2008 based on the Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based upon this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2008.

National Dentex Corporation acquired Dental Art on September 2, 2008. Dental Art was acquired in a purchase business combination during 2008 and was excluded from management’s assessment as of December 31, 2008. Dental Art had total assets of $11,959,000, and revenues of $2,665,000, and these amounts were included in the consolidated financial statements of National Dentex Corporation and subsidiaries as of and for the year ended December 31, 2008.

PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited our financial statements included in this Annual Report on Form 10-K, has also audited the effectiveness of internal control over financial reporting as of December 31, 2008, as stated in their report which is included herein.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

Amendments to National Dentex Corporation Key Employee and Corporate Support Group Incentive Compensation Plan

On March 10, 2009, our Board of Directors amended the National Dentex Corporation Key Employee and Corporate Support Group Incentive Compensation Plan (the “Plan”). The amendments apply to fiscal years 2009 and beyond. Participants in the Plan, which include the Chief Executive Officer, Chief Financial Officer and certain other named executive officers, will earn incentive compensation based on the attainment of corporate earnings targets, expressed in terms of net income before taxes and may be adjusted for certain charges, including goodwill impairment charges. Each participant is eligible to receive an annual standard bonus, which ranges from 30% to 50% for the named executive officers. The maximum bonus for which a participant is eligible ranges from 50% to 200% of that persons annual standard bonus, depending on the level of achievement of the performance targets. If performance targets are not satisfied, the Plan allows for a discretionary bonus of up to 25% of that person’s annual standard bonus. The text of the Plan is filed as an exhibit to this Annual Report and is incorporated herein by reference.

Amendment No. 5 to the Second Agreement

On March 13, 2009, we entered into Amendment No. 5 (the “Amendment”) to that certain Second Amended and Restated Loan Agreement dated November 7, 2006 by and between Bank of America, N.A., National Dentex Corporation and the subsidiaries listed therein (the “Second Agreement”). The Amendment amended the definition of Consolidated “EBITDA” to exclude the effect of the non-cash goodwill impairment charge on Consolidated “EBITDA”, as defined in the Second Agreement, taken in the fourth quarter of 2008, which is described more fully in this Annual Report. The Amendment was made effective as of December 30, 2008. There were no other material changes to the Second Agreement. The text of the Amendment is filed as an exhibit to this Annual Report and is incorporated herein by reference.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item will be contained in our proxy statement for the annual meeting of stockholders scheduled to be held on May 12, 2009, which we plan to file with the SEC no later than 120 days after the end of our fiscal year ended December 31, 2008 (the “2009 Proxy Statement”). Such information is hereby incorporated by reference.

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

The information required by this item will be included in our 2009 Proxy Statement and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required by this item will be included in our 2009 Proxy Statement and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions

The information required by this item will be included in our 2009 Proxy Statement and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information required by this item will be included in our 2009 Proxy Statement and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) 1. Financial statements:

For a listing of consolidated financial statements which are included in this Report, see page F-1.

2. Financial Statement Schedules:

All schedules for which provision is made under Item 15(a) (2) are inapplicable and, therefore, have been omitted.

3. Exhibits:

The exhibits listed in the Exhibit Index immediately preceding the exhibits are filed as part of this Annual Report on Form 10-K and are incorporated herein by reference.

(b) Exhibits:

The exhibits listed in the Exhibit Index immediately preceding the exhibits are filed as part of this Annual Report on Form 10-K and are incorporated herein by reference.

(c) Not Applicable

NATIONAL DENTEX CORPORATION

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

Page

Financial Statements:
The consolidated financial statements of National Dentex Corporation included herein are as listed below:
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets as of December 31, 2007 and 2008	F-3
Consolidated Statements of Income for each of the three years in the period ended December 31, 2008	F-4
Consolidated Statements of Stockholders’ Equity for each of the three years in the period ended December 31, 2008	F-5
Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2008	F-6
Notes to Consolidated Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of National Dentex Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of shareholders’ equity and of cash flows present fairly, in all material respects, the financial position of National Dentex Corporation and its subsidiaries at December 31, 2008 and December 31, 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

As described in Management’s Report on Internal Control over Financial Reporting, management has excluded Dental Art Laboratory from its assessment of internal control over financial reporting as of December 31, 2008 because it was acquired by the Company in a purchase business combination during 2008. Dental Art Laboratory’s total assets represent $11,959,000 and total revenues represent $2,665,000 of the related consolidated financial statement amounts as of and for the year ended December 31, 2008.

/s/  PricewaterhouseCoopers LLP
Boston, MA
March 16, 2009

NATIONAL DENTEX CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2007	2008

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,689,391	$2,109,943
Accounts receivable:
Trade, less allowance of $359,000 in 2007 and $492,000 in 2008	16,073,716	16,701,139
Other	2,484,821	2,527,168
Inventories	7,354,062	6,991,385
Prepaid expenses	4,298,891	3,688,057
Deferred tax asset	964,892	931,919
Property held for sale	259,000	69,822

Total current assets	33,124,773	33,019,433

PROPERTY, PLANT AND EQUIPMENT:
Land and buildings	7,835,015	7,535,015
Leasehold and building improvements	16,202,649	18,890,911
Laboratory equipment	21,327,055	22,503,086
Furniture and fixtures	7,789,754	8,721,724

	53,154,473	57,650,736
Less — Accumulated depreciation and amortization	22,279,229	24,213,721

Net property, plant and equipment	30,875,244	33,437,015

OTHER ASSETS, net:
Goodwill	68,987,397	69,384,320
Trade names	8,998,123	9,977,917
Customer relationships	5,575,194	6,210,176
Non-competition agreements	1,743,867	1,583,895
Other assets	6,334,545	7,902,147

Total other assets	91,639,126	95,058,455

Total assets	$155,639,143	$161,514,903

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Revolving line of credit	$4,547,101	$2,939,978
Current portion of long-term debt	5,064,174	5,115,032
Accounts payable	5,810,303	3,541,996
Accrued liabilities:
Payroll and employee benefits	6,545,770	7,574,971
Current portion of deferred acquisition costs	1,278,861	300,000
Other accrued expenses	3,878,207	4,019,992

Total current liabilities	27,124,416	23,491,969

LONG-TERM LIABILITIES:
Long-term obligations	24,630,801	34,142,891
Deferred compensation	5,593,067	6,114,609
Other accrued expenses	961,453	1,419,561
Deferred tax liability	6,137,143	5,853,821

Total long-term liabilities	37,322,464	47,530,882

COMMITMENTS AND CONTINGENCIES (Note 8)
STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value
Authorized — 500,000 shares
None issued and outstanding	—	—
Common stock, $.01 par value
Authorized — 8,000,000 shares
Issued and Outstanding — 5,582,119 shares at December 31, 2007 and 5,663,749 shares at December 31, 2008	55,821	56,637
Paid-in capital	18,501,175	19,522,536
Retained earnings	72,189,938	71,312,895
Other comprehensive income (loss)	445,329	(400,016)

Total stockholders’ equity	91,192,263	90,492,052

Total liabilities and stockholders’ equity	$155,639,143	$161,514,903

The accompanying notes are an integral part of these consolidated financial statements.

NATIONAL DENTEX CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended
	December 31,	December 31,	December 31,
	2006	2007	2008

Net sales	$150,107,407	$170,360,629	$171,674,435
Cost of goods sold	88,269,509	97,738,785	102,184,879

Gross profit	61,837,898	72,621,844	69,489,556
Selling, general and administrative expenses	50,096,653	58,561,368	58,587,890
Goodwill impairment	—	—	6,950,000

Operating income	11,741,245	14,060,476	3,951,666
Other expense	786,292	771,660	746,633
Interest expense	1,522,778	2,802,944	2,110,113

Income before provision for income taxes	9,432,175	10,485,872	1,094,920
Provision for income taxes	3,669,116	3,860,213	1,971,963

Net income (loss)	$5,763,059	$6,625,659	$(877,043)

Net income (loss) per share — basic	$1.05	$1.20	$(0.16)

Net income (loss) per share — diluted	$1.01	$1.17	$(0.16)

Weighted average shares outstanding — basic	5,484,741	5,540,496	5,631,450

Weighted average shares outstanding — diluted	5,732,106	5,665,042	5,631,450

The accompanying notes are an integral part of these consolidated financial statements.

NATIONAL DENTEX CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock				Cumulative
	Number of	$.01 Par	Paid-in	Retained	Translation
	Shares	Value	Capital	Earnings	Adjustment	Total

BALANCE, December 31, 2005	5,411,463	$54,114	$15,603,188	$60,416,779	$—	$76,074,081

Cumulative effect of SAB 108 adjustment (see Note 2)				(615,559)		(615,559)
Issuance of 71,567 shares of common stock under the stock option plans	71,567	716	939,227			939,943
Issuance of 25,318 shares of common stock under the employee stock purchase program	25,318	253	432,377			432,630
Tax benefit associated with exercise of stock options			96,105			96,105
Net income				5,763,059		5,763,059
Issuance of 1,064 shares of common stock as director’s fees	1,064	11	23,983			23,994
Stock compensation expense			201,290			201,290
Cumulative translation adjustment					(121,911)	(121,911)

BALANCE, December 31, 2006	5,509,412	55,094	17,296,170	65,564,279	(121,911)	82,793,632

Issuance of 42,450 shares of common stock under the stock option plans	42,450	425	567,407			567,832
Issuance of 24,030 shares of common stock under the employee stock purchase program	24,030	240	295,325			295,565
Tax benefit associated with exercise of stock options			15,859			15,859
Net income				6,625,659		6,625,659
Issuance of 6,227 shares of common stock as director’s fees	6,227	62	165,302			165,364
Stock compensation expense			161,112			161,112
Cumulative translation adjustment					567,240	567,240

BALANCE, December 31, 2007	5,582,119	55,821	18,501,175	72,189,938	445,329	91,192,263

Issuance of 12,000 shares of common stock under the stock option plans	20,250	202	188,799			189,001
Issuance of 33,375 shares of common stock under the employee stock purchase program	33,375	334	371,308			371,642
Tax benefit associated with exercise of stock options			12,037			12,037
Net loss				(877,043)		(877,043)
Issuance of 28,005 shares of common stock as director’s fees	28,005	280	269,720			270,000
Stock compensation expense			179,497			179,497
Cumulative translation adjustment					(845,345)	(845,345)

BALANCE, December 31, 2008	5,663,749	$56,637	$19,522,536	$71,312,895	$(400,016)	$90,492,052

The accompanying notes are an integral part of these consolidated financial statements.

NATIONAL DENTEX CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended
	December 31,	December 31,	December 31,
	2006	2007	2008

Cash flows from operating activities:
Net income (loss)	$5,763,059	$6,625,659	$(877,043)
Adjustments to reconcile net income to net cash provided by operating activities, net of effects of acquisitions:
Depreciation and amortization	4,814,580	5,338,432	6,011,564
Goodwill impairment	—	—	6,950,000
Loss (gain) on disposal of property, plant and equipment	(329,215)	150,109	(2,792)
Benefit for deferred income taxes	(1,379,347)	(265,149)	(1,099,572)
Impairment of long-lived assets	207,847	94,000	44,000
Tax benefit associated with exercise of stock options	96,105	15,859	12,037
Provision for bad debts	30,702	151,330	148,068
Losses on write-down of inventories	162,711	107,791	219,255
Stock-based compensation expense	225,284	326,477	449,498
Other non-cash items	(117,870)	489,375	—
Changes in operating assets and liabilities, net of effects of acquisitions:
Increase in accounts receivable	(479,582)	(701,142)	(5,886)
(Increase) decrease in inventories	(250,830)	(226,117)	355,532
Decrease (increase) in prepaid expenses	1,269,889	(2,363,317)	586,798
Decrease (increase) in other assets	3,660	(19,635)	616,081
Increase (decrease) in accounts payable and accrued liabilities	1,071,767	2,828,757	(80,844)

Net cash provided by operating activities	11,088,760	12,552,429	13,326,696

Cash flows from investing activities:
Payment for acquisitions, net of cash acquired	(21,402,927)	—	(10,000,000)
Payment of deferred purchase price	(3,205,241)	(2,158,880)	(1,577,720)
Increase in notes receivable	—	—	(2,000,000)
Premiums paid for life insurance policies	(519,050)	(386,621)	(324,505)
Proceeds received from life insurance policies	20,194	46,700	87,734
Additions to property, plant and equipment	(4,899,460)	(7,535,578)	(7,024,076)
Cash proceeds from the disposition of property, plant, and equipment	920,333	183,373	322,589

Net cash used in investing activities	(29,086,151)	(9,851,006)	(20,515,978)

Cash flows from financing activities:
Borrowings of revolving line of credit	1,343,228	55,370,014	55,555,496
Repayments of revolving line of credit	—	(52,166,141)	(57,162,619)
Borrowings of long-term debt	19,625,000	—	13,800,000
Repayments of long-term debt	(4,092,355)	(5,775,105)	(5,109,985)
Net proceeds from issuance of common stock	1,372,573	863,396	560,644

Net cash provided (used) by financing activities	18,248,446	(1,707,836)	7,643,536

Effect of Exchange rate changes on cash	(4,041)	47,539	(33,702)

Net increase in cash and cash equivalents	247,014	1,041,126	420,552
Cash and cash equivalents at beginning of period	401,251	648,265	1,689,391

Cash and cash equivalents at end of period	$648,265	$1,689,391	$2,109,943

Supplemental disclosures of cash flow information:
Interest paid (net of capitalized interest of $18,000 in 2006, $37,000 in 2007 and $26,000 in 2008)	$1,647,972	$2,853,706	$2,211,714

Income taxes paid	$4,468,811	$5,792,166	$3,156,077

Supplemental schedule of non-cash investing and financing activities:
Capital lease obligations	$—	$—	$(881,000)
The Company purchased the operations of certain dental laboratories in 2006 and 2008. In connection with these acquisitions, liabilities were assumed as follows:
Fair value of assets acquired including acquired cash	$28,821,000	$—	$11,959,000
Cash purchase price	(21,725,000)	—	(10,112,000)
Deferred purchase price at date of acquisition	(967,000)	—	—

Liabilities assumed	$6,129,000	$—	$1,847,000

NATIONAL DENTEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008

(1)	Organization

National Dentex Corporation (the “Company”) owns and operates 41 full-service dental laboratories and five branch laboratories in 30 states throughout the United States and one Canadian province as of December 31, 2008. Working from dentists’ work orders, the Company’s dental laboratories custom design and fabricate dentures, crowns and fixed bridges, and other dental prosthetic appliances.

(2)	Summary of Significant Accounting Policies

Principles of Consolidation

The Company follows the guidance established in FASB Interpretation No. 46, “Consolidation of Variable Interest Entities”, in presenting the consolidated financial statements. Acquisitions are reflected from the date acquired by the Company (see Note 3) to December 31, 2008. All significant inter-company balances and transactions have been eliminated in consolidation.

Revenue Recognition

Revenue is recognized upon transfer of title and risk of loss, generally as the dentists’ orders are shipped. The Company records shipping and handling fees charged to customers as revenues in accordance with EITF 00-10 “Accounting for Shipping and Handling Fees and Costs”. Shipping and handling costs totaling approximately $13,365,000, $15,617,000 and $16,463,000 for the years ended December 31, 2006, 2007 and 2008, respectively, are included in selling, general and administrative expense.

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

Goodwill and Other Indefinite-Lived Intangible Assets Not Subject to Amortization

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, goodwill amortization ceased on December 31, 2001. The Company continually evaluates whether events and circumstances have occurred that indicate that the value of goodwill has been impaired. In accordance with SFAS No. 142, goodwill is evaluated for possible impairment on an annual basis, based on a two-step process. The Company’s annual goodwill impairment assessment has historically been completed at the end of the second quarter. Based on the Company’s initial assessment for 2008, the fair value of its business units exceeded their carrying value and therefore its goodwill was not impaired. As economic conditions worsened in the fourth quarter and the Company’s business performance and outlook was not as strong as anticipated at the end of the fourth quarter, management determined that circumstances had changed enough to perform an additional goodwill impairment test as of December 31, 2008.

In accordance with SFAS No. 142, the reporting unit is an operating segment or one level below an operating segment (referred to as a component). The Company has determined that the individual laboratories are reporting units. The goodwill impairment analysis is a two-step process. The first step is used to identify potential impairment and involves comparing each reporting unit’s estimated fair value to its carrying value, including goodwill. The second step of the goodwill impairment process involves the calculation of an implied fair value of goodwill for the laboratories which step one indicated were impaired. The Company’s analysis resulted in the determination that the fair value of ten dental laboratories in the NDX Laboratories operating segment was less than their carrying value, resulting in goodwill impairment of $6,950,000. Refer to Footnote 4, Goodwill and Other Intangible Assets, for additional details.

Additionally, the Company also recognizes the existence of value in trade names acquired in business combinations and believes the useful life of this intangible to be indefinite based on a long history of utilizing the laboratory trade name. Accordingly, trade names are also evaluated for impairment on an annual basis using a single step method in accordance with SFAS No. 142. Impairment charges related to trade names are recognized when the fair value is less than the carrying value of the asset. Impairment charges related to trade names were recorded in the amount of $47,000, $94,000 and $44,000 for the years ended December 31, 2006, 2007 and 2008, respectively. Trade name impairment charges generally result from a decline in forecasted revenue at specific laboratories in comparison to revenue forecasts used in previous valuation calculations.

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

Advertising and Promotional Costs

Advertising, promotional and marketing costs are charged to earnings in the period in which they are incurred, in accordance with AICPA Statement of Position (SOP) 93-7, “Reporting on Advertising Costs.” These costs were approximately $1,512,000, $2,625,000 and $2,773,000 for the years ended December 31, 2006, 2007 and 2008, respectively.

NATIONAL DENTEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with maturities of 90 days or less to be cash equivalents. At certain times the Company may have cash investments including overnight repurchase agreements with financial institutions in excess of the $250,000 insured limit of the Federal Deposit Insurance Corporation.

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

Receivables consist of the following at December 31, 2007 and 2008:

	2007	2008

Trade	$16,432,268	$17,193,121
Allowance for doubtful accounts	(358,552)	(491,982)
Employee	85,850	298,893
Income Taxes	1,618,647	1,400,548
Other	780,324	827,727

Total Receivables	$18,558,537	$19,228,307

Following are the changes in the allowance for doubtful accounts during the years ended December 31, 2006, 2007 and 2008:

	Balance at	Charged to		Acquired in	Balance at
	Beginning	Costs and		Purchase Business	End of
	of Period	Expenses	Write-offs	Combinations	Period

Allowance for Doubtful Accounts:
December 31, 2006	299,781	30,702	94,224	53,733	289,992
December 31, 2007	289,992	151,330	82,770	—	358,552
December 31, 2008	358,552	148,069	84,639	70,000	491,982

Inventories

Inventories consist of the following:

	December 31, 2007	December 31, 2008

Raw Materials	$5,941,931	$5,783,468
Work in Process	1,160,686	985,278
Finished Goods	251,445	222,639

	$7,354,062	$6,991,385

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

Gains and losses are recognized upon the disposal of property and equipment, and the related accumulated depreciation and amortization are removed from the accounts. Maintenance, repairs and betterments that do not enhance the value of or increase the life of the assets are charged to operations as incurred. The Company follows SFAS No. 34 “Capitalization of Interest Cost” (“SFAS No. 34”). Under SFAS No. 34, interest costs, if incurred, should be capitalized as part of the cost of acquiring or constructing qualifying assets. The Company had two qualifying assets which required a period of time to make ready for their intended use. Capitalized interest which is classified as Leasehold and Building Improvements totaled approximately $18,000, $37,000 and $26,000 for the years ended December 31, 2006, 2007 and 2008, respectively.

Depreciation expense totaled approximately $3,135,000, $4,055,000 and $4,872,000 for the years ended December 31, 2006, 2007 and 2008, respectively.

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

NATIONAL DENTEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Earnings per Share

In accordance with the disclosure requirements of SFAS No. 128, “Earnings per Share,” basic earnings per share is computed by dividing net income by the weighted average number of shares outstanding and diluted earnings per share reflects the dilutive effect of potential common shares. The weighted average number of shares outstanding, the dilutive effects of outstanding stock options and the shares under option plans that were anti-dilutive for the years ended December 31, 2006, 2007 and 2008 are as follows:

	Years Ended December 31,
	2006	2007	2008

Weighted average number of shares used in basic earnings per share calculation	5,484,741	5,540,496	5,631,450
Incremental shares under option and employee stock purchase plans	247,365	124,546	—

Weighted average number of shares used in diluted earnings per share calculation	5,732,106	5,665,042	5,631,450

Shares under option plans excluded in computation of diluted earnings per share due to anti-dilutive effects	1,927	1,215	591,486

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

Comprehensive Income

SFAS No. 130, “Reporting Comprehensive Income,” requires disclosure of all components of comprehensive income on an annual and interim basis. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The Company’s total comprehensive income was as follows for the periods presented:

	Year Ended December 31,
	2006	2007	2008

Net income (loss)	$5,763,059	$6,625,659	$(877,043)
Foreign currency translation adjustments	(121,911)	567,240	(845,345)

Total comprehensive income (loss)	$5,641,148	$7,192,899	$(1,722,388)

Accumulated other comprehensive income (loss) at December 31, 2006, 2007 and 2008 of ($121,911), $445,329 and ($400,016), respectively, as presented in the equity section of the consolidated balance sheet is entirely attributable to accumulated foreign currency translation adjustments.

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

Fair Value Measurements

Effective January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements” (SFAS 157) and SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159). SFAS 157 defines fair value, establishes a framework for measuring fair value under GAAP and enhances disclosures about fair value measurements. Fair value is defined under SFAS 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS 157 establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value which are provided in the table below. SFAS 159 allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis. The adoption of both SFAS 157 and SFAS 159 had no impact on the Company’s financial statements.

In February 2008, the FASB issued FSP 157-2 that (1) partially deferred the effective date of SFAS 157 for one year for certain nonfinancial assets and nonfinancial liabilities and (2) removed certain leasing transactions from the scope of SFAS 157. SFAS 157 as amended by this FSP is effective for nonfinancial assets and liabilities in fiscal years beginning after November 15, 2008 and will be applied prospectively. The provisions of SFAS 157 are not expected to have a material impact on the Company’s consolidated financial statements.

The Company uses the market approach technique to value its financial instruments and there were no changes in valuation techniques during the year ended December 31, 2008. The Company’s financial assets and liabilities are primarily comprised of investments in insurance contracts held as assets to satisfy outstanding retirement liabilities.

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

NATIONAL DENTEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents information about the Company’s financial assets measured at fair value on a recurring basis as of December 31, 2008. There were no liabilities that required disclosure:

		Quoted Prices in	Significant Other	Significant
	As of	Active Markets	Observable Inputs	Unobservable
Description	December 31, 2008	(Level 1)	(Level 2)	Inputs (Level 3)

Financial Assets
Cash Surrender Value of Life Insurance	$5,479,000	—	$5,479,000	—

Total Financial Assets	$5,479,000	—	$5,479,000	—

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

During 2008, the Company acquired the following dental laboratory operations:

Acquisition	Form of Acquisition	Location	Period Acquired

Dental Art Laboratories, Inc.	All Outstanding Capital Stock	Lansing, MI	September, 2008

NATIONAL DENTEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Dental Art reported sales in excess of $7,500,000 in 2007. The cost of the acquisition of Dental Art, net of cash acquired, was approximately $10,000,000.

The total purchase price has been allocated to the acquired assets and liabilities based on estimates of their related fair values. The total purchase price was allocated as follows as of December 31, 2008:

Total
Dental Art Laboratories, Inc.	Acquired

Total Purchase Price	$10,112,000
Less Fair Market Values Assigned to Tangible Assets and Liabilities:
Cash	112,000
Accounts receivable	883,000
Inventories	252,000
Property, plant and equipment	332,000
Other assets	140,000
Accounts payable	(192,000)
Accrued liabilities and other	(1,655,000)
Less Fair Market Values Assigned to Intangible Assets:
Customer relationships	1,500,000
Trade names	1,100,000
Non-compete agreements	150,000

Goodwill	$7,490,000

Acquired goodwill in certain situations may be tax deductible over a fifteen-year period, as allowed under Internal Revenue Service Code Section 197. However, acquired goodwill for Dental Art is not tax deductible.

The following unaudited pro forma operating results of the Company assume the Dental Art acquisition had been made as of January 1, 2007. Such information includes adjustments to reflect additional depreciation, non-compete and customer relationship amortization and interest expense, and is not necessarily indicative of what the results of operations would actually have been or of the results of operations in future periods.

	Years Ended
	December 31, 2007	December 31, 2008

Net sales	$178,140,000	$176,858,000
Net income (loss)	7,324,000	(413,000)
Net income (loss) per share:
Basic	$1.32	$(0.07)
Diluted	$1.29	$(0.07)

NATIONAL DENTEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(4)	Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill for the years ended December 31, 2007 and 2008 are as follows:

	Years Ended
	December 31, 2007	December 31, 2008

Balance as of January 1	$68,001,000	$68,987,000
Goodwill acquired during the year	—	7,490,000
Goodwill impairment	—	(6,950,000)
Adjustments related to contingent consideration	667,000	300,000
Adjustments related to the finalization of preliminary purchase estimates	(31,000)	—
Effects of exchange rate changes	350,000	(443,000)

Balance as of December 31	$68,987,000	$69,384,000

All changes in the consolidated goodwill balance for 2007 and 2008 as summarized in the above table relate to the NDX Laboratories reportable segment. For the years ended December 31, 2007 and 2008, the goodwill balances for the Company’s operating segments are as follows:

	Years Ended
	December 31, 2007	December 31, 2008

NDX Laboratories	$37,636,000	$38,033,000
Green Dental Laboratory	15,208,000	15,208,000
Keller Group	16,143,000	16,143,000

Total	$68,987,000	$69,384,000

The Company’s contingent laboratory purchase price liabilities are subject to acquisition agreements that are tied to earnings performance, generally over a three year period, as defined in the purchase agreements. As the contingency is resolved, the payments are recorded as goodwill. In connection with dental laboratory acquisitions, the Company has identified certain other intangible assets including trade names, customer relationships and non-competition agreements.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, goodwill amortization ceased on December 31, 2001. The Company continually evaluates whether events and circumstances have occurred that indicate that the value of goodwill has been impaired. In accordance with SFAS No. 142, goodwill is evaluated for possible impairment on an annual basis, based on a two-step process. In accordance with SFAS No. 142, the reporting unit is an operation segment or one level below an operating segment (referred to as a component). The Company has determined that the individual laboratories are reporting units. The Company’s annual goodwill impairment assessment has historically been completed at the end of the second quarter. Based on the Company’s initial assessment for 2008, the fair value of its business units exceeded their carrying value and therefore the Company’s goodwill was not impaired. As economic conditions worsened in the fourth quarter and the Company’s business performance and outlook was not as strong as anticipated at the end of the second quarter, management determined that circumstances had changed enough to perform an additional goodwill impairment test as of December 31, 2008.

The goodwill impairment analysis is a two-step process. The first step is used to identify potential impairment and involves comparing each reporting unit’s estimated fair value to its carrying value, including goodwill. Fair value is determined by using an income approach, consistent with the Company’s valuation of dental laboratories acquired in purchase business combinations. The Company determines fair value based on the estimated future cash flows of each reporting unit, based on a multiple of annual earnings. Determining the fair value of a reporting unit is

NATIONAL DENTEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

judgmental in nature and requires the use of significant estimates and assumptions, including revenue growth rates and profit margin percentages, and future market conditions, among others. The Company’s projections are based on an internal forecasts and a business review. If the estimated fair value of a reporting unit exceeds its carrying value, goodwill is not considered to be impaired. However, if the carrying value exceeds estimated fair value, there is an indication of potential impairment and the second step is performed to measure the amount of impairment. The analysis the Company completed for December 31, 2008 determined that the fair value of ten dental laboratories in the NDX Laboratories operating segment was less than their carrying value.

The second step of the goodwill impairment process involves the calculation of an implied fair value of goodwill for the laboratories which step one indicated were impaired. The implied fair value of goodwill is determined similar to how goodwill is calculated in a business combination, by measuring the excess of the estimated fair value of the reporting unit as calculated in step one, over the estimated fair values of the individual assets, liabilities and identifiable intangibles as if the reporting unit was being acquired in a business combination. If the carrying value of goodwill assigned to a reporting unit exceeds the implied fair value of the goodwill, an impairment charge is recorded for the excess. In determining the fair value of assets the Company utilizes valuations of certain intangible assets, including trade names and customer relationships. The carrying value of the goodwill assigned to these laboratories exceeded the implied fair value of goodwill resulting in goodwill impairment of $6,950,000. As of December 31, 2008, the Company had $69,384,000 of goodwill remaining on its consolidated balance sheet.

Trade Names

Trade names as acquired are valued using a quantification of the income generated based on the recognition afforded by the trade name in the marketplace, using the relief-from-royalty valuation approach. Company practice is to use existing and acquired trade names in perpetuity, and consequently they have been treated as indefinite-lived intangibles. While these assets are not subject to amortization, they are tested for impairment on an annual basis in accordance with SFAS No. 142. The Company uses the relief-from-royalty valuation approach at each fiscal year end to determine the value of the asset. Trade name impairment charges resulted from a decline in forecasted revenue at specific laboratories in comparison to revenue forecasts used in previous valuation calculations. The Company recorded impairment charges of $94,000 and $44,000 in the fourth quarter of 2007 and 2008, respectively. Impairment charges are a component of selling, general and administrative expense.

The changes in the carrying amount of trade names for the years ended December 31, 2007 and 2008 are as follows:

	Years Ended
	December 31, 2007	December 31, 2008

Beginning of year	$9,032,000	$8,998,000
Trade names acquired during the year	—	1,100,000
Effects of exchange rate changes	60,000	(76,000)

Trade names	9,092,000	10,022,000
Less: Charged to impairment expense	(94,000)	(44,000)

Trade names — end of year	$8,998,000	$9,978,000

Customer Relationships

Acquired dental laboratories have customer relationships in place with dentists within their market areas. Based on the criteria of EITF 02-17, the Company recognizes customer relationship assets when established relationships exist with customers through contract or other contractual relationships such as purchase orders or sales orders. Customer relationships are valued based on an analysis of revenue and customer attrition data and amortized over their useful life. The weighted-average amortization period for acquisitions completed both in 2006

NATIONAL DENTEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and 2008 was 12.0 years. The amounts assigned to customer relationships are amortized on a straight-line basis over their useful lives. The Company has determined that the straight-line method is appropriate based on an analysis of customer attrition statistics.

	Years Ended
	December 31, 2007	December 31, 2008

Beginning of year	$7,945,000	$7,993,000
Customer relationships acquired during the year	—	1,500,000
Effects of exchange rate changes	48,000	(54,000)

Customer relationships, gross	7,993,000	9,439,000
Less: Accumulated amortization	(2,418,000)	(3,229,000)

Customer relationships, net — end of year	$5,575,000	$6,210,000

Amortization expense associated with customer relationships totaled approximately $702,000, $771,000 and $811,000 for the years ended December 31, 2006, 2007 and 2008, respectively, and is recorded as operating expenses. Future amortization expense of the current customer relationship balance will be approximately:

2009	$891,000
2010	891,000
2011	891,000
2012	821,000
2013	610,000
Thereafter	2,106,000

$6,210,000

Non-competition Agreements

In connection with acquisitions, the Company has executed non-compete agreements with certain individuals, ranging over periods of 2 to 15 years. The weighted-average amortization period, which is based on the estimated useful life of the agreement, for acquisitions completed in 2006 and 2008 was 9.5 years and 7.5 years, respectively. The amounts assigned to non-competition agreements are amortized on a straight-line basis over the economic useful life of the agreement, and are recorded as operating expenses.

	Years Ended
	December 31,	December 31,
	2007	2008

Beginning of year	$10,546,000	$10,553,000
Non-competition agreements acquired during the year	—	150,000

Non-competition agreements, gross	10,546,000	10,703,000
Less: Accumulated amortization	(8,809,000)	(9,112,000)
Effects of exchange rate changes	7,000	(7,000)

Non-competition agreements, net	$1,744,000	$1,584,000

Amortization expense associated with non-competition agreements totaled approximately $939,000, $489,000 and $303,000 for the years ended December 31, 2006, 2007 and 2008, respectively.

NATIONAL DENTEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Future amortization expense of non-competition agreements will be approximately:

2009	$295,000
2010	286,000
2011	246,000
2012	192,000
2013	170,000
Thereafter	395,000

$1,584,000

(5)	Income Taxes

The following is a summary of the provision (benefit) for income taxes:

	Years Ended
	December 31,	December 31,	December 31,
	2006	2007	2008

Federal —
Current	$4,229,525	$2,985,255	$2,134,884
Deferred	(1,220,661)	(189,842)	(851,093)

	3,008,864	2,795,413	1,283,791

State —
Current	818,938	860,500	646,717
Deferred	(158,686)	(25,700)	(188,545)

	660,252	834,800	458,172

Foreign —
Current	818,938	237,848	240,108
Deferred	(158,686)	(7,848)	(10,108)

	660,252	230,000	230,000

	$3,669,116	$3,860,213	$1,971,963

Through December 31, 2008, the Company has not provided deferred income taxes on the undistributed earnings of its foreign subsidiary because such earnings are intended to be permanently reinvested outside the U.S. Determination of the potential deferred income tax liability on these undistributed earnings is not practicable. At December 31, 2008, the Company had $683,000 of undistributed earnings in its foreign subsidiary.

NATIONAL DENTEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred income taxes are comprised of the following at December 31, 2007 and 2008:

	2007	2008

Deferred Tax Assets:
Non-compete agreements	$1,046,036	$900,252
Other liabilities	2,703,010	2,917,310
Vacation benefits	714,177	745,677
Inventory basis differences	274,563	251,687
Receivables basis differences	11,873	44,405

Total deferred tax assets	4,749,659	4,859,331

Deferred Tax Liabilities:
Depreciation differences	(2,220,792)	(2,146,150)
Intangible amortization differences	(7,701,118)	(7,635,082)

Total deferred tax liabilities	(9,921,910)	(9,781,232)

Net deferred tax asset/liability	$(5,172,251)	$(4,921,901)

A reconciliation between the provision for income taxes computed at statutory rates and the amount reflected in the accompanying statements of income is as follows:

	December 31,	December 31,	December 31,
	2006	2007	2008

Statutory federal income tax rate	35.0%	35.0%	34.0%
State income tax, net of federal income tax benefit	4.6	4.9	27.6
Research and experimentation credit	—	—	(55.1)
Non-deductible goodwill	—	—	151.3
Cash surrender value of life insurance	(.2)	(.7)	21.9
Domestic production deduction	(1.0)	(2.2)	(13.2)
Other	.5	(.2)	13.6

Effective income tax rate	38.9%	36.8%	180.1%

The Company adopted the provisions of FIN 48 on January 1, 2007. At December 31, 2007 the Company had recorded $2,033,000 of unrecognized tax benefits and related interest and penalties of $102,000. This liability related to ongoing tax filing positions taken by the Company in its previously filed US Federal and State tax returns. In connection with the adoption of FIN 48, the Company determined this $2,135,000 did not meet the recognition provisions of FIN 48 and no material adjustments were required upon adoption. Interest and penalties, as appropriate, are recorded as a component of the Company’s tax liability and tax provision. Interest and penalties recorded for the year ended December 31, 2008 were approximately $52,000.

NATIONAL DENTEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation of the beginning and ending amount of unrecognized tax benefits, exclusive of accrued interest and penalties of $102,000 at January 1, 2008 and $154,000 at December 31, 2008, is as follows:

Unrecognized tax benefits at January 1, 2007	$296,000
Additions based on tax positions related to the current year	1,599,000
Subtractions for tax positions of prior years	(138,000)

Unrecognized tax benefits at December 31, 2007	2,033,000
Additions based on tax positions related to the current year	—
Subtractions for tax positions of prior years	(536,000)

Unrecognized tax benefits at December 31, 2008	$1,497,000

In 2008, tax benefits of $515,000 and the reversal of accrued interest and penalties of $89,000 were recognized as a result of the lapse of the statute of limitations for tax year 2002. The remaining balances represent unrecognized tax benefits that would decrease the Company’s effective tax rate upon recognition. The Company believes that it is reasonably possible unrecognized tax benefits of $1,497,000 and accruals for interest and penalties of $65,000 will reverse in 2009 as a result of the Internal Revenue Service examination of the Company’s U.S. income tax returns for 2003 through 2006. As of December 31, 2008, the tax years that remain subject to examination by the IRS and other jurisdictions are 2003 to 2008.

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

In October 2006, the Company borrowed against its acquisition line of credit to finance the acquisition of Keller Group, Incorporated (“Keller”). In order to refinance the borrowings incurred for the Keller acquisition, the Company and the Bank executed a Second Amended and Restated Loan Agreement as of November 7, 2006 (the “Second Agreement”) comprised of uncollateralized senior credit facilities totaling $60,000,000. The Second Agreement amended and restated the Amended Agreement (a) to increase the term loan facility to an aggregate principal amount of $35,000,000 and used the proceeds of the increase in the term loan to repay the outstanding principal balance under the acquisition line of credit and (b) to adjust the allocation of availability under the lines of credit by increasing the revolving line of credit to $10,000,000 ($5,000,000 of which may be used for future acquisitions) and decreasing the acquisition line of credit from $20,000,000 to $15,000,000. The interest rate on both lines of credit and the term loan was the prime rate or, at the Company’s option, LIBOR, a cost of funds rate or the Bank’s fixed rate, plus, in each case, a range of 1.25% to 3.00%, depending on the ratio of consolidated total funded debt to consolidated “EBITDA”, as each is defined in the Second Agreement. The term loan facility portion of the Second Agreement requires monthly interest payments and monthly payments of principal, based on a seven year amortization schedule, with a final payment due on the fifth anniversary of the Second Agreement. The Second Agreement requires compliance with certain covenants, including the maintenance of specified net worth, minimum consolidated total “EBITDA”, debt to income ratio and other financial ratios.

The Second Agreement was amended on May 9, 2008, effective March 31, 2008, to revise certain financial targets within these covenants. Additionally, the Bank and the Company agreed to consolidate the revolving line of credit with the acquisition line of credit into a single line of credit of $25,000,000 to be used by the Company for

NATIONAL DENTEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

general corporate purposes, including potential acquisitions. The Second Agreement was also amended on September 2, 2008 on account of the acquisition of Dental Art, which increased the Company’s outstanding debt and therefore required an adjustment to an affected financial covenant. The Company further amended the agreement on December 16, 2008 to extend the maturity of the line of credit to November 7, 2011. The amendment changed the interest rate on both the line of credit and the term loan to prime rate or, at the Company’s option, LIBOR, a cost of funds rate, or the Bank’s fixed rate, plus, in each case, a range of 2.50% to 3.50%, depending on the ratio of consolidated total funded debt to consolidated “EBITDA,” as each is defined in the Second Agreement and increased the commitment fee on the unused portion of the line of credit from .125% to .50%. In addition, the amendment revised certain financial targets within the covenants. Finally, on March 13, 2009, the Second Agreement was amended to exclude the $6,950,000 goodwill impairment discussed previously from the calculation of “EBITDA,” used in determining compliance with certain financial covenants. These amendments did not change the total availability under the Second Agreement.

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

As of December 31, 2008, $8,260,000 was available under the consolidated revolving line of credit.

Long-Term Obligations:

	December 31,	December 31,
	2007	2008

Term note	$29,583,000	$24,583,000
Borrowings classified as long term under the revolving line of credit	—	13,800,000
Borrowings classified as short term under the revolving line of credit	—	2,940,000
Other long-term debt	112,000	875,000

Total long-term debt	29,695,000	42,198,000
Less: current maturities	5,064,000	5,115,000

Long-term debt, less current portion	$24,631,000	$37,083,000

The table below reflects the expected repayment terms associated with the long-term debt at December 31, 2008. The interest rate associated with the Company’s borrowings as of December 31, 2008 was 4.2%.

December 31, 2008
Principal Due

Fiscal 2009	5,115,000
Fiscal 2010	5,083,000
Fiscal 2011	31,407,000
Fiscal 2012	84,000
Thereafter	509,000

Total	$42,198,000

(7)	Benefit Plans

The Company has a qualified retirement plan under Internal Revenue Code Sections 401(a) and 401(k) (the “401(k) Plan”). The 401(k) Plan allows contributions of up to 10% of a participant’s salary, a portion of which is matched in cash by the Company. The Company contributes cash once a year, within 120 days after December 31,

NATIONAL DENTEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the 401(k) Plan’s year-end. All employees are eligible to participate in the 401(k) Plan after completing one year of service with the Company and the attainment of age 21. Participants are fully vested immediately in employee contributions and become fully vested in the Company’s matching contributions after six years of service or upon attaining age 65. The Company has incurred charges to operations of approximately $777,000, $826,000 and $849,000 to match contributions for the years ended December 31, 2006, 2007 and 2008, respectively.

The Company had a cash incentive plan (the “Laboratory Plan”) for dental laboratory management and other designated key employees who directly influenced the financial performance of an individual dental laboratory. Participant eligibility was determined annually for each laboratory and each participant was eligible to receive an amount based on the achievement of certain earnings levels and other performance metrics by the participant’s laboratory. The Company incurred charges to operations of approximately $4,081,000 and $3,872,000 for the years ended December 31, 2006 and 2007, respectively, under the Laboratory Plan.

Beginning in 2008, a new incentive program was implemented to provide incentives for growth in profits with participant eligibility to be determined on an ongoing and discretionary basis. The Company has incurred charges to operations of approximately $591,000 for the year ended December 31, 2008 under this program.

The Company has an executive bonus plan (the “Executive Plan”) for key executives and management of the Company. Eligibility to participate in this plan is determined annually. Participants are eligible to receive a cash bonus, based on a percentage of salary, dependent upon the achievement of earnings targets, as defined. The bonus is distributed within 90 days after year-end. The Company has incurred aggregate charges to operations of approximately $150,000, $448,000 and $50,000, for the years ended December 31, 2006, 2007 and 2008, respectively, with respect to this plan.

The Company established a Supplemental Executive Retirement Plan (“SERP”) for certain key employees providing for annual benefits payable over a period of 10 years beginning at age 65 or date of retirement. Benefits are funded by life insurance contracts purchased by the Company. These benefits vest to the participating employees over periods of up to ten years. The charges to expense for the years ended December 31, 2006, 2007 and 2008, were approximately $495,000, $727,000 and $688,000, respectively and are recorded as accrued liabilities.

(8)	Commitments and Contingencies

Operating Leases

The Company is committed under various non-cancelable operating lease agreements covering its office space and dental laboratory facilities and certain equipment. Certain of these leases also require the Company to pay maintenance, repairs, insurance and related taxes. The total rental expense for the years ended December 31, 2006, 2007 and 2008 was approximately $4,135,000, $5,061,000 and $4,888,000 respectively. The approximate aggregate minimum lease commitments under these operating leases as of December 31, 2008 are as follows:

Year	Amount

2009	$4,577,000
2010	4,053,000
2011	3,409,000
2012	3,095,000
2013	2,348,000
Thereafter	5,555,000

$23,037,000

NATIONAL DENTEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Employment Contracts and Change-in-Control Arrangements

In April 1995, January 2001, May 2004, October 2006 and August 2008 the Company entered into employment contracts and change-in-control arrangements with certain key executives. The initial term of these employment contracts is three years and the contracts by their terms renew automatically thereafter until termination by the Company or the executive. The change-in-control arrangements provide certain severance benefits in the event that the executive is terminated by the Company without cause or the executive terminates his employment contract for certain specified reasons.

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

The following summarizes the transactions of the Company’s LTIP for the years ended December 31, 2006, 2007 and 2008:

	2006		2007		2008
		Weighted Average		Weighted Average		Weighted Average
	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price

Outstanding at beginning of year	359,181	$12.14	308,544	$12.10	243,565	$11.79
Granted	—	—	—	—	—	—
Exercised	(45,592)	12.35	(39,900)	13.34	(20,250)	9.33
Canceled	(5,045)	12.78	(25,079)	13.15	(68,985)	11.64

Outstanding at end of year	308,544	$12.10	243,565	$11.79	154,330	$12.18

Exercisable at end of year	308,544	$12.10	243,565	$11.79	154,330	$12.18
Weighted average fair value of options
granted	$—		$—		$—

	Options Outstanding			Options Exercisable
	Number	Weighted Average	Weighted Average	Number	Weighted Average
	Outstanding at	Remaining	Exercise Price	Exercisable	Exercise Price
Exercise Price Range	12/31/08	Contractual Life	per Share	at 12/31/08	Per Share

$8.67 per share	45,000	1.3	$8.67	45,000	$8.67
$11.17 per share	3,180	1.0	11.17	3,180	11.17
$13.50 to $16.59 per share	106,150	2.1	13.70	106,150	13.70

	154,330	1.9	$12.18	154,330	$12.18

In January 2001, the Company’s Board of Directors adopted the 2001 Stock Plan. Under this plan, the Board may grant share based payments to key employees, officers and directors of the Company. The Board reserved

NATIONAL DENTEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

450,000 shares of common stock for issuance under the Plan. In April 2004, the Board amended the 2001 Stock Plan to increase the number of shares of common stock reserved for issuance under the plan from 450,000 to 825,000. In 2008, the Company granted performance options for 275,000 shares to certain executives under the 2001 stock plan. An aggregate of 136,055 shares remain available for future grants under this plan. Options under this plan to-date generally vest over three years from date of grant with a maximum term of ten years.

The following summarizes the transactions of the Company’s 2001 Stock Plan for the years ended December 31, 2006, 2007 and 2008:

	2006		2007		2008
		Weighted Average		Weighted Average		Weighted Average
	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price

Outstanding at beginning of year	358,925	$14.52	331,950	$14.52	318,000	$14.53
Granted	—	—	—	—	275,000	12.00
Exercised	(25,975)	14.52	(2,550)	13.96	—	—
Canceled	(1,000)	13.37	(11,400)	14.51	(30,000)	15.22

Outstanding at end of year	331,950	$14.52	318,000	$14.53	563,000	$13.25

Exercisable at end of year	331,950	$14.52	318,000	$14.53	288,000	$14.45
Weighted average fair value of options
granted	$—		$—		$—

	Options Outstanding			Options Exercisable
	Number	Weighted Average	Weighted Average	Number	Weighted Average
	Outstanding at	Remaining	Exercise Price	Exercisable	Exercise Price
Exercise Price Range	12/31/08	Contractual Life	Per Share	at 12/31/08	Per Share

$12.00 per share	275,000	9.6	$12.00	—	$—
$13.37 per share	156,650	3.0	13.37	156,650	13.37
$13.93 to $16.45 per share	131,350	2.9	15.75	131,350	15.75

	563,000	6.2	$13.25	288,000	$14.45

Also, the Company has the 1992 Employees’ Stock Purchase Plan (the “ESPP”), as amended by the stockholders in May 2007, under which an aggregate of 450,000 shares of the Company’s common stock have been reserved. These shares may be purchased in the current plan year, through a payroll deduction program, primarily at a price equal to 85% of the fair market value of the common stock on either April 1, 2007 or March 31, 2008, whichever is lower. Approximately 136,000 shares are available for future purchases as of December 31, 2008. The number of shares of common stock purchased through the Stock Purchase Plan for 2006, 2007 and 2008 were 25,318, 24,030, and 33,375 respectively.

(10)	Stock-Based Compensation

The Company adopted the provisions of Statement of Financial Accounting Standard No. 123 (Revised 2004) (“SFAS 123R”), Share Based Payments and Staff Accounting Bulletin No. 107 (“SAB 107”) on January 1, 2006. SFAS 123R requires the Company to measure and recognize in its consolidated statement of income the expense associated with all share-based payment awards made to employees and directors. The Company’s awards include stock options awards and shares issued under the terms of the Company’s ESPP. The estimated fair value of stock compensation cost is recognized over the employees’ or directors’ service vesting period. The Company

NATIONAL DENTEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

implemented SFAS 123R using the modified prospective approach. All stock options issued prior to January 1, 2006 were fully vested upon implementation of SFAS 123R.

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

As a result of the adoption of FAS 123R, the accompanying consolidated statement of income for the years ended December 31, 2007 and 2008 include $161,000 and $179,000 of stock based compensation expense. Compensation cost is measured on the grant date of the option, which is the date the Company’s Board of Directors approves the granting of the option. Compensation cost on discounts associated with ESPP purchases is estimated on the date that share rights are granted. To measure the fair value of stock option grants, the Company utilizes the Black-Scholes option valuation method. The requisite service period for substantially all of the Company’s stock options is the explicit vesting period included in the terms of the stock option award. Accordingly, the Company estimates compensation expense based on the number of options it believes will ultimately vest, which includes an estimate of the number of options expected to be forfeited. The estimated fair value of stock option grants will be recognized on a straight line basis over the requisite service period of the award. The Company periodically reviews its estimate of forfeitures and revises the estimate as facts and circumstances warrant.

In April, 2001 the Company’s shareholders approved the 2001 Stock Plan (the “2001 Plan”), under which awards may be granted to key employees, officers and directors in the form of stock options. The Company’s shareholders approved an amendment to the 2001 Plan on May 16, 2006 to allow for the issuance of restricted stock and restricted stock units. The maximum number of shares or units that may be issued under the 2001 Plan, as amended, is 825,000, subject to a sub-limit of 82,500 shares for restricted stock awards and restricted stock unit awards. At December 31, 2008, options to purchase a total of 563,000 shares were outstanding and there were 136,055 shares available for grant under the 2001 Plan. The Company also has the LTIP under which similar stock options also were granted. At December 31, 2008, options to purchase a total of 154,330 shares were outstanding under the LTIP. No further awards will be made under the LTIP. Stock option awards granted under the 2001 Plan and the LTIP generally vest ratably over three years on the anniversary date of the grants and are exercisable generally over a period of ten years.

During 2008, the Company granted 275,000 shares of performance-based stock options, which would vest upon the achievement of specific financial performance targets during 2009, 2010 and 2011. The Company has assumed that none of these performance-based awards will vest and accordingly has not provided for compensation expense associated with the awards. The Company periodically evaluates the likelihood of reaching the performance requirements and would be required to recognize aggregate compensation expense of approximately $1,230,000 if the targets are fully met.

In 1992, shareholders approved the establishment of the ESPP commencing April 1, 1992. Upon enrollment, employees purchase shares of the Company’s common stock at the end of each plan year, through payroll deductions, at a discount of 15% of the lower of the market price on the date of grant or the date of exercise, as quoted on NASDAQ.

NATIONAL DENTEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of stock option activity and related information for the year ended December 31, 2008, and the year ended December 31, 2007 is as follows:

	LTIP Plan		2001 Plan
		Weighted-		Weighted-
	Shares	Average	Shares	Average
	Underlying	Exercise	Underlying	Exercise
	Options	Price	Options	Price

Outstanding December 31, 2006	308,544	$12.10	331,950	$14.52
Granted	—	—	—	—
Exercised	(39,900)	13.34	(2,550)	13.96
Forfeited	(25,079)	13.15	(11,400)	14.51

Outstanding December 31, 2007	243,565	$11.79	318,000	$14.53
Granted	—	—	275,000	12.00
Exercised	(20,250)	9.33	—	—
Forfeited	(68,985)	11.64	(30,000)	15.22

Outstanding December 31, 2008	154,330	$12.18	563,000	$13.25
Exercisable at end of period:	154,330	$12.18	563,000	$13.25

For the year ended December 31, 2008, the Company granted 20,280 shares of restricted stock and 10,140 restricted stock units as directors’ fees under the 2001 Plan, as amended in May 2006. For the year ended December 31, 2007, the Company granted 6,001 shares of restricted stock and 6,003 restricted stock units as directors’ fees. The Company recorded stock-based compensation expense related to these shares and units of $270,000 and $165,365 for the years ended December 31, 2008 and 2007.

The following table summarizes restricted stock and restricted stock unit awards for the year ended December 31, 2008 and year ended December 31, 2007 as follows:

	Restricted Stock		Restricted Stock Units
		Weighted-Average		Weighted-Average
		Grant Date Fair		Grant Date Fair
	Number of Shares	Value	Number of Shares	Value

Nonvested December 31, 2006	—	—	—	—
Granted	6,001	$17.99	6,003	$17.99
Vested	1,596	$22.55	3,192	$22.55

Nonvested December 31, 2007	6,001	$17.99	6,003	$17.99
Granted	20,280	$10.65	10,140	$10.65
Vested	15,373	$15.44	12,364	$17.29

Nonvested December 31, 2008	15,505	$11.39	6,971	$10.65

As of December 31, 2008, there was $154,125 and $40,500 of total unrecognized compensation cost for restricted stock and restricted stock units, respectively, and no unrecognized compensation cost related to stock options. That cost will be recognized over a weighted average period of 12 months. As of December 31, 2007, there was $100,125 and $40,500 of total unrecognized compensation cost for restricted stock and restricted stock units, respectively, and no unrecognized compensation cost related to stock options. The total aggregate intrinsic value of share-based payments outstanding as of December 31, 2008 was $0. Aggregate intrinsic value is calculated by subtracting the exercise price of the option from the closing price of the Company’s common stock on December 31, 2008 multiplied by the number of shares per each option. In addition, the weighted average remaining contractual life of options outstanding as of December 31, 2008 is 5.3 years. The total intrinsic value of options exercised during the year ended December 31, 2008 was $0.

NATIONAL DENTEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables summarize the significant assumptions used to estimate stock compensation costs for the ESPP for the periods indicated:

	January 1-	April 1-
	March 31,	December 31,
	2008	2008

Weighted-Average Grant Date Fair Value	$4.18	$3.91
Risk-free Interest Rate	4.92%	2.25%
Expected Volatility	30.29%	40.54%
Expected Holding Period	1.0 Year	1.0 Year
Expected Forfeiture Rate	9.67%	6.70%
Expected Dividends	None	None

	January 1-	April 1-
	March 31,	December 31,
	2007	2007

Weighted-Average Grant Date Fair Value	$6.69	$4.18
Risk-free Interest Rate	5.27%	4.92%
Expected Volatility	33.19%	30.29%
Expected Holding Period	1.0 Year	1.0 Year
Expected Forfeiture Rate	5.70%	9.67%
Expected Dividends	None	None

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

NATIONAL DENTEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth information about the Company’s reportable segments for the years ended December 31, 2008, 2007 and 2006. Prior to the fourth quarter of 2006 the Company had two reportable segments and prior to 2005 the Company had only one reportable segment.

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2006	2007	2008

Revenue:
NDX Laboratories	$126,543,054	$127,388,588	$126,240,949
Green Dental Laboratory	18,817,607	19,859,770	20,724,865
Keller Group	4,863,988	23,843,093	25,987,992

Subtotal	150,224,649	171,091,451	172,953,806
Inter-segment Revenues:
NDX Laboratories	—	370,913	438,200
Green Dental Laboratory	117,242	199,525	369,526
Keller Group	—	160,384	471,645

Net Sales	$150,107,407	$170,360,629	$171,674,435

Laboratory Operating Income:
NDX Laboratories	$16,840,606	$17,572,491	$15,059,508
Green Dental Laboratory	4,820,007	4,665,630	4,795,136
Keller Group	446,151	3,228,640	3,660,913

	$22,106,764	$25,466,761	$23,515,557

Total Assets:
NDX Laboratories	$87,414,371	$87,811,020	$93,661,985
Green Dental Laboratory	26,537,905	26,756,893	26,140,524
Keller Group	24,848,553	25,769,930	25,634,168
Corporate	9,689,455	15,301,300	16,078,226

	$148,490,284	$155,639,143	$161,514,903

Capital Expenditures:
NDX Laboratories	$4,670,309	$4,604,908	$5,606,100
Green Dental Laboratory	350,299	463,763	161,415
Keller Group	45,073	756,581	420,628
Corporate	519,572	1,871,058	899,243

	$5,585,253	$7,696,310	$7,087,386

Depreciation & Amortization on Property, Plant & Equipment:
NDX Laboratories	$2,152,833	$2,579,090	$3,114,183
Green Dental Laboratory	271,476	330,820	330,698
Keller Group	98,433	452,935	532,410
Corporate	611,757	691,769	894,591

	$3,134,499	$4,054,614	$4,871,882

NATIONAL DENTEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Reconciliation of Laboratory Operating Income with reported Consolidated Operating Income:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2006	2007	2008

Laboratory Operating Income	$22,106,764	$25,466,761	$23,515,557
Less:
Corporate Selling, General and Administrative Expenses	9,623,752	10,894,225	12,220,728
Amortization Expense — Intangible Assets	1,528,059	1,283,720	1,139,796
Goodwill Impairment	—	—	6,950,000
Add:
Other Expense	786,292	771,660	746,633

Consolidated Operating Income	$11,741,245	$14,060,476	$3,951,666

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL DENTEX CORPORATION

By:	/s/ DAVID L. BROWN
David L. Brown, President & CEO

March 16, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DAVID V. HARKINS David V. Harkins	Chairman of the Board and Director	March 16, 2009

/s/ JACK R. CROSBY Jack R. Crosby	Director	March 16, 2009

/s/ THOMAS E. CALLAHAN Thomas E. Callahan	Director	March 16, 2009

/s/ NORMAN F. STRATE Norman F. Strate	Director	March 16, 2009

/s/ JAMES E. MULVIHILL, D.M.D. James E. Mulvihill, D.M.D.	Director	March 16, 2009

/s/ DAVID L. BROWN David L. Brown	President, CEO, and Director (Principal Executive Officer)	March 16, 2009

/s/ WAYNE M. COLL Wayne M. Coll	Vice President & Chief Financial Officer (Principal Financial Officer)	March 16, 2009

EXHIBIT INDEX

Exhibit No.		Description of Exhibit

3	.1(2)	Restated Articles of Organization of the Company, filed with the Massachusetts Secretary of State on October 14, 1993.
3	.2(2)	Articles of Amendment, filed with the Massachusetts Secretary of the Commonwealth on September 26, 1995.
3	.3(17)	Amended and Restated By-Laws of the Company, as amended on March 25, 2008.
10	.1(5)*	Amended & Restated 2001 Stock Plan, as amended on May 16, 2006.
10	.1a(6)*	Form of Annual Director Fee Deferral and Restricted Stock/RSU Subscription Agreement.
10	.1b(6)*	Form of Restricted Stock Unit Agreement for Employees and Directors Under the Company’s Amended and Restated 2001 Stock Plan.
10	.1c(6)*	Form of Restricted Stock Agreement (Non-Employee Director).
10	.1d(18)*	Amended and Restated 2001 Stock Plan Form of Incentive Stock Option Agreement for Employees.
10	.1e(18)*	Amended and Restated 2001 Stock Plan Form of Non-Qualified Stock Option Agreement for Employees.
10	.1f(18)*	Amended and Restated 2001 Stock Plan Form of Restricted Stock Agreement for Employees.
10	.1g(18)*	Amended and Restated 2001 Stock Plan Form of Restricted Stock Unit Agreement for Employees.
10	.2(20)*	Form of Amended and Restated Change of Control Severance Agreement with David L. Brown, Richard F. Becker, Jr., and Arthur B Champagne.
10	.3(20)*	Form of Change of Control Severance Agreement with Wayne Coll And John F. Green.
10	.4(1)*	1992 Long-Term Incentive Plan, as amended.
10	.5(1)*	Employment Agreement between the Company and Richard F. Becker, Jr., dated April 1, 1995.
10	.5a(20)*	First Amendment to Employment Agreement between the Company and Richard F. Becker, Jr., dated July 28, 2008.
10	.6(1)*	Employment Agreement between the Company and David L. Brown, dated April 1, 1995.
10	.6a(19)*	Written Summary of Compensation Arrangements with David L. Brown, effective June 1, 2008.
10	.6b (20)*	First Amendment to Employment Agreement between the Company and David L. Brown dated July 28, 2008.
10	.7(4)*	National Dentex Corporation Key Employee and Corporate Support Group Incentive Compensation Plan.
10	.7a*	Amended National Dentex Corporation Key Employee and Corporate Support Group Incentive Compensation Plan.
10	.8(4)*	National Dentex Corporation Employees’ Stock Purchase Plan, as amended effective April 4, 2000.
10	.8a(15)*	Second Amendment to National Dentex Corporation Employees’ Stock Purchase Plan.
10	.9(9)	Second Amended and Restated Loan Agreement by and between Bank of America, N.A., National Dentex Corporation and Green Dental Laboratories, Inc. dated November 7, 2006.
10	.9a(14)	Amendment dated October 24, 2007 to Second Amended and Restated Loan Agreement by and between Bank of America, N.A., National Dentex Corporation, and its subsidiaries listed therein.
10	.9b(13)	Loan Modification Agreement dated as of March 29, 2007 by and between Bank of America, N.A., National Dentex Corporation, Green Dental Laboratories, Inc., Keller Group, Inc., Keller Laboratories, Incorporation — Midwest, and Keller Laboratories, Incorporation — Southwest.
10	.9c(18)	Amendment No. 2 to Second Amended and Restated Loan Agreement by and among Bank of America, N.A., National Dentex Corporation and the subsidiaries of National Dentex Corporation therein named.
10	.9d(21)	Amendment No. 3 to Second Amended and Restated Loan Agreement by and between Bank of America, N.A., National Dentex Corporation and the subsidiaries therein named dated September 2, 2008.
10	.9e(22)	Amendment No. 4 to Second Amended and Restated Loan Agreement by and between Bank of America, N.A., National Dentex Corporation and the subsidiaries therein named dated December 11, 2008.

Exhibit No.		Description of Exhibit

10	.9f	Amendment No. 5 to Second Amended and Restated Loan Agreement by and between Bank of America, N.A., National Dentex Corporation and the subsidiaries therein named dated March 13, 2009.
10	.10(4)*	National Dentex Supplemental Executive Retirement Plan.
10	.10a(10)*	Amendment No. 1 to Supplemental Executive Retirement Plan dated as of January 17, 2006.
10	.10b(10)*	Amendment No. 2 to Supplemental Executive Retirement Plan dated as of January 17, 2006.
10	.10c(23)*	Amendment No. 3 to National Dentex Supplemental Executive Retirement Plan, dated December 31, 2008.
10	.11(4)*	National Dentex Supplemental Laboratory Executive Retirement Plan.
10	.11a(23)*	Amendment No. 2 to National Dentex Supplemental Laboratory Executive Retirement Plan., dated December 31, 2008.
10	.12(3)	Stock Purchase Agreement by and among John W. Green IV, Richard M. Nordskog and the Company dated as of March 1, 2005.
10	.13(7)*	Supplemental Executive Retirement Plan VI effective as of August 11, 2006.
10	.13a(23)*	Amendment No. 1 to Supplemental Executive Retirement Plan VI effective as of December 31, 2008.
10	.14(8)	Stock Purchase Agreement by and among William G. Keller, Thomas A. Keller and the Company dated October 5, 2006.
10	.15(11)*	Written Summary of Compensation Arrangements with Richard F. Becker, Jr., Arthur B. Champagne, Wayne Coll and John W. Green effective January 24, 2007.
10	.16(24)*	Written Summary of Non-Employee Director Compensation Arrangements.
10	.17(16)*	Retirement Agreement by and among National Dentex Corporation and Donald Merz dated January 2, 2008.
21	(12)	Subsidiaries of the Company.
23		Consent of PricewaterhouseCoopers LLP.
31.1		Certification pursuant to Section 302 of the Sarbanes-Oxley Act (Chief Executive Officer).
31.2		Certification pursuant to Section 302 of the Sarbanes-Oxley Act (Chief Financial Officer).
32.1		Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act (Chief Executive Officer).
32.2		Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act (Chief Financial Officer).
Unless otherwise noted all exhibits are filed herewith. The file number for our Exchange Act reports is 0-23092.
* These exhibits relate to a management contract or to a compensatory plan or arrangement.

(1)	Incorporated by reference from the Form 10-K for the fiscal year ended December 31, 2003 as filed with the Commission on March 12, 2004.

(2)	Incorporated by reference from the Annual Report on Form 10-K for the fiscal year ended December 31, 2004 as filed with the Commission on May 24, 2005.

(3)	Incorporated by reference from the Current Report on Form 8-K/A as filed with the Commission on January 26, 2006.

(4)	Incorporated by reference from the Annual Report on Form 10-K for the fiscal year ended December 31, 2005 as filed with the Commission on March 16, 2006.

(5)	Incorporated by reference from the Proxy Statement filed on Schedule 14A with the Commission on March 29, 2006.

(6)	Incorporated by reference from the Current Report on Form 8-K as filed with the Commission on May 22, 2006.

(7)	Incorporated by reference from the Current Report on Form 8-K as filed with the Commission on August 14, 2006.

(8)	Incorporated by reference from the Current Report on Form 8-K as filed with the Commission on October 6, 2006.

(9)	Incorporated by reference from the Current Report on Form 8-K as filed with the Commission on November 8, 2006.

(10)	Incorporated by reference from the Current Report on Form 8-K as filed with the Commission on December 12, 2006.

(11)	Incorporated by reference from the Current Report on Form 8-K as filed with the Commission on January 29, 2007.

(12)	Incorporated by reference from the Form 10-K for the fiscal year ended December 31, 2006 filed with the Commission on March 13, 2007.

(13)	Incorporated by reference from the Current Report on Form 8-K as filed with the Commission on April 2, 2007.

(14)	Incorporated by reference from the Current Report on Form 8-K as filed with the Commission on October 30, 2007.

(15)	Incorporated by reference from the Registrant’s Registration Statement on Form S-8 as filed on November 16, 2007.

(16)	Incorporated by reference from the Current Report on Form 8-K as filed with the Commission on January 1, 2008.

(17)	Incorporated by reference from the Current Report on Form 8-K filed with the Commission on March 27, 2008.

(18)	Incorporated by reference from the Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 as filed with the Commission on May 12, 2008.

(19)	Incorporated by reference from the Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 as filed with the Commission on August 8, 2008.

(20)	Incorporated by reference from the Current Report on Form 8-K filed with the Commission on August 1, 2008.

(21)	Incorporated by reference from the Current Report on Form 8-K filed with the Commission on September 8, 2008.

(22)	Incorporated by reference from the Current Report on Form 8-K filed with the Commission on December 17, 2008.

(23)	Incorporated by reference from the Current Report on Form 8-K filed with the Commission on January 6, 2009.

(24)	Incorporated by reference from the Form 10-K for the fiscal year ended December 31, 2007 filed with the Commission on March 12, 2008.