Form 10-Q
period 2009-03-31
NATIONAL DENTEX CORP /MA/
filed 2009-05-06
CIK 913616

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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
Yes ☑   No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐   No ☐

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑
     As of May 1, 2009, 5,657,904 shares of the registrant’s Common Stock, par value $.01 per share, were outstanding.

NATIONAL DENTEX CORPORATION
FORM 10-Q
QUARTER ENDED MARCH 31, 2009

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
NATIONAL DENTEX CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	December 31,	March 31,
	2008	2009
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,109,943	$1,971,865
Accounts receivable:
Trade, less allowance of $492,000 in 2008 and $503,000 in 2009	16,701,139	17,188,945
Other	2,527,168	1,690,662
Inventories	6,991,385	7,442,343
Prepaid expenses	3,688,057	3,395,863
Deferred tax asset	931,919	998,141
Property held for sale	69,822	69,822

Total current assets	33,019,433	32,757,641

PROPERTY, PLANT AND EQUIPMENT:
Land and buildings	7,535,015	7,535,015
Leasehold and building improvements	18,890,911	19,413,341
Laboratory equipment	22,503,086	22,904,495
Furniture and fixtures	8,721,724	8,893,582

	57,650,736	58,746,433
Less — Accumulated depreciation and amortization	24,213,721	25,342,772

Net property, plant and equipment	33,437,015	33,403,661

OTHER LONG-TERM ASSETS:
Goodwill	69,384,320	69,331,892
Trade names	9,977,917	9,968,908
Customer relationships	6,210,176	5,981,444
Non-competition agreements	1,583,895	1,509,331
Other assets	7,902,147	7,835,423

Total other assets	95,058,455	94,626,998

Total assets	$161,514,903	$160,788,300

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Revolving line of credit	$2,939,978	$—
Current portion of long-term debt	5,115,032	5,105,938
Accounts payable	3,541,996	4,093,377
Accrued liabilities:
Payroll and employee benefits	7,574,971	7,329,375
Current portion of deferred acquisition costs	300,000	300,000
Other accrued expenses	4,019,992	4,644,237

Total current liabilities	23,491,969	21,472,927

LONG-TERM LIABILITIES:
Long-term debt	34,142,891	32,991,412
Deferred compensation	6,114,609	6,285,689
Other accrued expenses	1,419,561	1,751,053
Deferred tax liability	5,853,821	5,732,024

Total long-term liabilities	47,530,882	46,760,178

COMMITMENTS AND CONTINGENCIES (Note 7)
STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value Authorized — 500,000 shares None issued and outstanding	—	—
Common stock, $.01 par value Authorized — 8,000,000 shares Issued and Outstanding — 5,663,749 shares at December 31, 2008 and 5,664,206 shares at March 31, 2009	56,637	56,642
Paid-in capital	19,522,536	19,632,710
Retained earnings	71,312,895	73,371,754
Other comprehensive loss	(400,016)	(505,911)

Total stockholders’ equity	90,492,052	92,555,195

Total liabilities and stockholders’ equity	$161,514,903	$160,788,300

The accompanying notes are an integral part of these consolidated financial statements.

NATIONAL DENTEX CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended
	March 31,	March 31,
	2008	2009
Net sales	$43,528,664	$41,259,709
Cost of goods sold	25,318,316	23,637,927

Gross profit	18,210,348	17,621,782
Selling, general and administrative expenses	14,820,946	13,723,717

Operating income	3,389,402	3,898,065
Other expense	158,183	219,588
Interest expense	507,849	344,833

Income before provision for income taxes	2,723,370	3,333,644
Provision for income taxes	1,042,740	1,274,785

Net income	$1,680,630	$2,058,859

Net income per share — basic	$.30	$.36

Net income per share — diluted	$.30	$.36

Weighted average shares outstanding — basic	5,584,944	5,656,547

Weighted average shares outstanding — diluted	5,660,266	5,749,649

The accompanying notes are an integral part of these consolidated financial statements.

NATIONAL DENTEX CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,	March 31,
	2008	2009
Cash flows from operating activities:
Net income	$1,680,630	$2,058,859
Adjustments to reconcile net income to net cash provided by operating activities, net of effects of acquisitions:
Depreciation and amortization	1,368,243	1,480,384
Loss (gain) on disposal of property, plant and equipment	2,790	(3,282)
Benefit for deferred income taxes	(117,922)	(67,190)
Provision for bad debts	39,347	27,815
Losses on write-down of inventories	41,812	33,595
Stock-based compensation expense	103,591	110,180
Other non-cash items	(27,778)	—
Changes in operating assets and liabilities, net of effects of acquisitions:
(Increase) decrease in accounts receivable	(956,499)	309,419
Increase in inventories	(519,253)	(489,960)
Decrease in prepaid expenses	511,654	291,744
Decrease in other assets	295,135	35,080
Increase in accounts payable and accrued liabilities	692,349	811,343

Net cash provided by operating activities	3,114,099	4,597,987

Cash flows from investing activities:
Payment of deferred purchase price	(1,277,720)	—
Premiums paid for life insurance policies	(4,968)	(2,598)
Proceeds received from life insurance policies	—	25,200
Additions to property, plant and equipment	(2,857,745)	(651,335)
Cash proceeds from the disposition of property, plant, and equipment	400	4,300

Net cash used in investing activities	(4,140,033)	(624,433)

Cash flows from financing activities:
Borrowings of revolving line of credit	14,594,072	13,536,382
Repayments of revolving line of credit	(15,909,878)	(16,355,932)
Borrowings of long-term debt	3,800,000	—
Repayments of long-term debt	(1,267,314)	(1,280,691)
Net proceeds from issuance of common stock	189,001	—

Net cash provided by (used in) financing activities	1,405,881	(4,100,241)

Effect of exchange rate changes on cash	(16,890)	(11,391)

Net increase (decrease) in cash and cash equivalents	363,057	(138,078)
Cash and cash equivalents at beginning of period	1,689,391	2,109,943

Cash and cash equivalents at end of period	$2,052,448	$1,971,865

The accompanying notes are an integral part of these consolidated financial statements.

NATIONAL DENTEX CORPORATION
Notes to Condensed Consolidated Financial Statements
March 31, 2009
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
     Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements for the year ended December 31, 2008 as filed with the SEC on March 16, 2009 in its Annual Report on Form 10-K for the year ended December 31, 2008.
(2) Acquisitions
     The Company has participated in the acquisition of dental laboratories that have been recorded as business combinations. Certain factors, such as the laboratory’s assembled workforce, technical skills, and value as a going concern result in the recognition of goodwill. All acquisitions consummated prior to December 31, 2008 have been reflected in the accompanying condensed consolidated financial statements from the date of acquisition and have been accounted for as purchase business combinations in accordance with SFAS No. 141, “Business Combinations” (“FAS 141”). In connection with certain acquisition agreements, the Company incurred contractual obligations associated with deferred purchase price payments, which are not contingent on any future actions or performance measures. These deferred payments were recorded as a liability upon consummation of the acquisition and were included in the acquisition purchase price.
     In December 2007, the FASB issued FAS No. 141 (Revised 2007), “Business Combinations” (“FAS 141 (R)”). FAS 141 (R) establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements, the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of business combinations. FAS 141 (R) is effective on a prospective basis for financial statements issued for fiscal years beginning after December 15, 2008. Accordingly, any future business combination we enter into will be subject to this new standard. FAS 141(R) will impact financial statements at the acquisition date and in subsequent periods.
     In certain transactions, the Company executes non-compete agreements with the former owners and other key employees. The fair value of these agreements is recognized in purchase accounting as an identifiable intangible asset and is amortized over the estimated economic life of the agreement. Additionally, the Company recognizes certain other acquired intangible assets including trade names and customer relationships.
     During 2008, the Company acquired the following dental laboratory operations:

Acquisition	Form of Acquisition	Location	Period Acquired
Dental Art Laboratories, Inc.	All Outstanding Capital Stock	Lansing, MI	September, 2008
     There were no acquisitions of dental operations in the first quarter of 2009.

Notes to Condensed Consolidated Financial Statements (Continued)
     The following pro forma operating results of the Company assume this acquisition had been made as of January 1, 2008. Such information includes adjustments to reflect additional depreciation, amortization and interest expense and is not necessarily indicative of what the results of operations would actually have been, or the results of operations to be expected in future periods.

	Three Months Ended
	March 31,	March 31,
	2008	2009
	(unaudited)
Net sales	$45,473,000	$41,260,000
Net income	1,854,000	2,059,000
Net income per share:
Basic	$0.33	$0.36
Diluted	$0.33	$0.36
(3) Goodwill and Other Intangible Assets
     In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, the Company continually evaluates whether events and circumstances have occurred that indicate that the value of goodwill has been impaired. In accordance with SFAS No. 142, goodwill is evaluated for possible impairment on an annual basis, based on a two-step process. The Company’s annual goodwill impairment assessment has historically been completed at the end of the second quarter. Based on the Company’s initial assessment for 2008, the fair value of its business units exceeded their carrying value and therefore its goodwill was not deemed to be impaired. As economic conditions worsened in the fourth quarter and the Company’s business performance and outlook was not as strong as anticipated, management determined that circumstances had changed enough to perform an additional goodwill impairment test as of December 31, 2008. The Company’s analysis resulted in the determination that the fair value of ten dental laboratories in the NDX Laboratories operating segment (See Note 11) was less than their carrying value, resulting in goodwill impairment of $6,950,000 in the fourth quarter of fiscal 2008. There were no circumstances in the first quarter of 2009 that would trigger an evaluation of goodwill.
     In accordance with SFAS No. 142, a reporting unit is an operating segment or one level below an operating segment (referred to as a component). The Company has determined that the individual laboratories are reporting units. The goodwill impairment analysis is a two-step process. The first step is used to identify potential impairment and involves comparing each reporting unit’s estimated fair value to its carrying value, including goodwill. The second step of the goodwill impairment process involves the calculation of an implied fair value of goodwill for the laboratories which step one indicated were impaired.
     The changes in the carrying amount of goodwill for the three months ended March 31, 2009 are as follows:

As of
March 31, 2009
Beginning of year	$69,384,000
Effects of exchange rate changes	(52,000)

Goodwill— End of period	$69,332,000

     The effects of exchange rate changes in the consolidated goodwill balance as of March 31, 2009 as summarized in the above table relate to the NDX Laboratories reportable segment. For the quarter ended March 31, 2009 the goodwill balances for the Company’s operating segments are as follows:

As of
March 31, 2009
NDX Laboratories	$37,981,000
Green Dental Laboratory	15,208,000
Keller Group	16,143,000

Total	$69,332,000

Notes to Condensed Consolidated Financial Statements (Continued)
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
     The changes in the carrying amount of trade names for the three months ended March 31, 2009 are as follows:

As of
March 31, 2009
Beginning of year	$9,978,000
Effects of exchange rate changes	(9,000)

Trade Names, end of period	$9,969,000

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

As of
March 31, 2009
Beginning of year	$9,439,000
Effects of exchange rate changes	(6,000)

Customer relationships, gross	9,433,000
Less: Accumulated amortization	(3,452,000)

Customer relationships, net	$5,981,000

     Amortization expense associated with customer relationships totaled approximately $224,000 for the three months ended March 31, 2009 and is recorded in selling, general and administrative expenses. Future amortization expense of the current customer relationship balance will be approximately:

For the remainder of fiscal 2009	$667,000
2010	890,000
2011	890,000
2012	820,000
2013	609,000
2014	478,000
Thereafter	1,627,000

$5,981,000

Notes to Condensed Consolidated Financial Statements (Continued)
Non-competition Agreements
     In connection with acquisitions, the Company has executed non-compete agreements with certain individuals, ranging over periods of 2 to 15 years. The amounts assigned to non-competition agreements are amortized on a straight-line basis over the economic useful life of the agreement, and are recorded as operating expenses.

As of
March 31, 2009
Beginning of year	$10,696,000
Effects of exchange rate changes	(1,000)

Non-competition agreements, gross	10,695,000
Less: Accumulated amortization	(9,186,000)

Non-competition agreements, net	$1,509,000

     Amortization expense associated with non-competition agreements totaled approximately $74,000 for the three months ended March 31, 2009.
     Future amortization expense of non-competition agreements will be approximately:

For the remainder of fiscal 2009	$221,000
2010	285,000
2011	245,000
2012	192,000
2013	170,000
2014	115,000
Thereafter	281,000

$1,509,000

(4) Earnings per Share
     In accordance with the disclosure requirements of SFAS No. 128, “Earnings per Share,” basic earnings per share is computed by dividing net income by the weighted average number of shares outstanding and diluted earnings per share reflects the dilutive effect of potential common shares. The weighted average number of shares outstanding, the dilutive effects of outstanding stock options, and the shares under option plans that were anti-dilutive for the three months ended March 31, 2009 and 2008 are as follows:

	Three Months Ended
	March 31,
	2008	2009
Weighted average number of shares used in basic earnings per share calculation	5,584,944	5,656,547
Incremental shares under option plans	75,322	93,102

Weighted average number of shares used in diluted earnings per share calculation	5,660,266	5,749,649

Shares under option plans excluded in computation of diluted earnings per share due to anti-dilutive effects	119,875	717,330

(5) Inventories
     Inventories consist of the following:

	December 31, 2008	March 31, 2009
Raw Materials	$5,783,468	$5,933,745
Work in Process	985,278	1,302,482
Finished Goods	222,639	206,116

	$6,991,385	$7,442,343

Notes to Condensed Consolidated Financial Statements (Continued)
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

	March 31,
	2008	2009
Net income (loss)	$1,680,630	$2,058,859
Foreign currency translation adjustments	(153,343)	(105,895)

Total comprehensive income (loss)	$1,527,287	$1,952,964

     Accumulated other comprehensive loss at December 31, 2008 and March 31, 2009 of $400,016 and $505,911, respectively, as presented in the equity section of the consolidated balance sheet is attributable to accumulated foreign currency translation adjustments.
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
     The Second Agreement was amended on May 9, 2008, effective March 31, 2008, to revise certain financial targets within these covenants. Additionally, the Bank and the Company agreed to consolidate the revolving line of credit with the acquisition line of credit into a single line of credit of $25,000,000 to be used by the Company for

Notes to Condensed Consolidated Financial Statements (Continued)
general corporate purposes, including potential acquisitions. The Second Agreement was also amended on September 2, 2008 on account of the acquisition of Dental Art, which increased the Company’s outstanding debt and therefore required an adjustment to an affected financial covenant. The Company further amended the agreement on December 16, 2008 to extend the maturity of the line of credit to November 7, 2011. The amendment changed the interest rate on both the line of credit and the term loan to prime rate or, at the Company’s option, LIBOR, a cost of funds rate, or the Bank’s fixed rate, plus, in each case, a range of 2.50% to 3.50%, depending on the ratio of consolidated total funded debt to consolidated “EBITDA,” as each is defined in the Second Agreement and also increased the commitment fee on the unused portion of the line of credit from 0.125% to 0.50%. In addition, the amendment revised certain financial targets within the covenants. Finally, on March 13, 2009, the Second Agreement was further amended to exclude the $6,950,000 goodwill impairment discussed above from the calculation of “EBITDA,” used in determining compliance with certain financial covenants. These amendments did not change the total availability under the Second Agreement.
     As of March 31, 2009, $11,080,000 was available under the consolidated revolving line of credit.
Long-Term Debt:

	December 31,	March 31,
	2008	2009
Term note	$24,583,000	$23,333,000
Borrowings classified as long term under the revolving line of credit	13,800,000	13,920,000
Borrowings classified as short term under the revolving line of credit	2,940,000	—
Other long-term debt	875,000	844,000

Total debt	42,198,000	38,097,000
Less: current maturities	5,115,000	5,106,000

Long-term debt, less current portion	$37,083,000	$32,991,000

     The table below reflects the expected repayment terms associated with the long-term debt at March 31, 2009. The weighted average interest rate associated with the Company’s borrowings as of March 31, 2009 was 3.4%.

March 31, 2009
Principal Due

For the remainder of fiscal 2009	$5,083,000
Fiscal 2010	5,083,000
Fiscal 2011	27,338,000
Fiscal 2012	84,000
Fiscal 2013	85,000
Thereafter	424,000

Total	$38,097,000

(8) Fair Value Measurements
     Effective January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements” (SFAS 157) and SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159). SFAS 157 defines fair value, establishes a framework for measuring fair value under GAAP and enhances disclosures about fair value measurements. Fair value is defined under SFAS 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS 157 establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value which are provided in the table below. SFAS 159 allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis. The adoption of both SFAS 157 and SFAS 159 had no material impact on the Company’s financial statements.

Notes to Condensed Consolidated Financial Statements (Continued)
     In February 2008, the FASB issued FASB Staff Position (“FSP”) 157-2 that (1) partially deferred the effective date of SFAS 157 for one year for certain nonfinancial assets and nonfinancial liabilities and (2) removed certain leasing transactions from the scope of SFAS 157. SFAS 157 as amended by this FSP is effective for nonfinancial assets and liabilities in fiscal years beginning after November 15, 2008 and will be applied prospectively. The provisions of SFAS 157 did not have a material impact on the Company’s consolidated financial statements.
     The Company uses the market approach technique to value its financial instruments and there were no changes in valuation techniques during the three months ended March 31, 2009. The Company’s financial assets and liabilities are primarily comprised of investments in insurance contracts held as assets to satisfy outstanding retirement liabilities.
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
     The following tables present information about the Company’s financial assets measured at fair value on a recurring basis as of March 31, 2009 and December 31, 2008. There were no liabilities that require disclosure:

			Significant
		Quoted	Other	Significant
		Prices in	Observable	Unobservable
	As of	Active Markets	Inputs	Inputs
Description	March 31, 2009	(Level 1)	(Level 2)	( Level 3)

Financial Assets
Cash Surrender Value of Life Insurance	$5,446,000	—	$5,446,000	—

Total Financial Assets	$5,446,000	—	$5,446,000	—

			Significant
		Quoted	Other	Significant
		Prices in	Observable	Unobservable
	As of	Active Markets	Inputs	Inputs
Description	December 31, 2008	(Level 1)	(Level 2)	( Level 3)

Financial Assets
Cash Surrender Value of Life Insurance	$5,479,000	—	$5,479,000	—

Total Financial Assets	$5,479,000	—	$5,479,000	—

(9) Income Taxes
     The Company adopted FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109”, (“FIN 48”) on January 1, 2007. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. As of March 31, 2009, the Company’s unrecognized tax benefits approximated $1,497,000. The Company believes that it is reasonably possible unrecognized tax benefits of $1,497,000 and accruals for interest and penalties of $70,000 will reverse in 2009 as a result of the Internal Revenue Service examination of the Company’s U.S. income tax returns for 2003 through 2006.
(10) Recent Accounting Pronouncements
      In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level Activity for the Asset of Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”. This FSP provides additional guidance for estimating fair value in accordance with FASB 157, “Fair Value Measurements,” when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. This FSP emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. This FSP is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. Early adoption is permitted for periods ending after March 15, 2009. The adoption of this FSP will not have an impact on our consolidated financial statements.

Notes to Condensed Consolidated Financial Statements (Continued)
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
     The following table sets forth information about the Company’s operating segments for the three months ended March 31, 2008 and 2009.

	Three Months	Three Months
	Ended	Ended
	March 31, 2008	March 31, 2009
Revenue:
NDX Laboratories	$32,009,336	$30,383,358
Green Dental Laboratory	5,299,209	5,029,821
Keller Group	6,440,721	6,098,689

Subtotal	43,749,266	41,511,868
Inter-segment Revenues:
NDX Laboratories	94,336	80,204
Green Dental Laboratory	57,644	85,030
Keller Group	68,622	86,925

Net Sales	$43,528,664	$41,259,709

Laboratory Operating Income:
NDX Laboratories	$4,597,227	$4,590,361
Green Dental Laboratory	1,137,845	1,172,236
Keller Group	846,718	1,071,498

	$6,581,790	$6,834,095

Total Assets:
NDX Laboratories	$92,440,267	$93,761,985
Green Dental Laboratory	26,699,190	26,387,287
Keller Group	26,103,455	25,596,814
Corporate	13,753,852	15,042,214

	$158,996,764	$160,788,300

Capital Expenditures:
NDX Laboratories	$3,222,433	$963,523
Green Dental Laboratory	69,026	12,434
Keller Group	113,321	39,100
Corporate	161,410	113,198

	$3,566,190	$1,128,255

Depreciation & Amortization on Property, Plant & Equipment:
NDX Laboratories	$687,413	$736,820
Green Dental Laboratory	87,682	85,579
Keller Group	127,253	136,091
Corporate	185,965	208,400

	$1,088,313	$1,166,890

Notes to Condensed Consolidated Financial Statements (Continued)
Reconciliation of Laboratory Operating Income with reported Consolidated Operating Income:

	Three Months	Three Months
	Ended	Ended
	March 31, 2008	March 31, 2009
Laboratory Operating Income	$6,581,790	$6,834,095
Less:
Corporate Selling, General and Administrative Expenses	3,070,649	2,842,124
Amortization Expense — Intangible Assets	279,922	313,494
Add:
Other Expense	158,183	219,588

Consolidated Operating Income	$3,389,402	$3,898,065

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the Unaudited Condensed Consolidated Financial
Statements and the related notes that appear elsewhere in this document.
     Certain statements in this Quarterly Report, particularly statements contained in this Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words “anticipate”, “believe”, “estimate”, “expect”, “plan”, “intend” and other similar expressions are intended to identify these forward-looking statements, but are not the exclusive means of identifying them. Forward-looking statements included in this Quarterly Report or hereafter included in other publicly available documents filed with the Securities and Exchange Commission (“SEC”), reports to our stockholders and other publicly available statements issued or released by us involve known and unknown risks, uncertainties, and other factors which could cause our actual results, performance (financial or operating) or achievements to differ from the future results, performance (financial or operating) or achievements expressed or implied by such forward-looking statements. Such future results are based upon our best estimates based upon current conditions and the most recent results of operations. Various risks, uncertainties and contingencies could cause our actual results, performance or achievements to differ materially from those expressed in, or implied by, the forward-looking statements contained in this Quarterly Report. These include, but are not limited to, those described under “Factors that may Affect Future Results” as well as under Item 1A of our most recently filed Annual Report on Form 10-K. We assume no obligation to update these forward-looking statements contained in this report, whether as a result of new information, future events, or otherwise.
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
     The main components of our costs are labor and related employee benefits as well as raw materials, including precious metals such as gold and palladium. Over the past several years competition for labor resources and increases in medical insurance costs, as well as volatility in the prices of many precious metals that we use have driven these costs higher. In 2007, we evaluated and adjusted staffing levels, as appropriate, at each of our locations, while continuing to recognize the need to maintain an available and properly trained workforce. Beginning in the fourth quarter of 2008 and continuing into 2009, we have continued to proactively reduce staffing levels to improve profitability and eliminate excess capacity in response to the economic recession and the decline in consumer discretionary spending. As a result of reductions in staffing levels, our costs for labor and related benefits in the first quarter of 2009 were significantly lower than in 2008. We have also focused on reducing discretionary operating expenses to manage through the current recessionary environment, and as a result our operating expenses were reduced in the first quarter of 2009. Additionally, technology-based dental laboratory CAD-CAM manufacturing solutions have required us to make additional investments in capital equipment. Our ability to afford and utilize these CAD-CAM systems provides us the opportunity to centrally produce product for many of our laboratories at more efficient and profitable levels. We believe we have begun to recognize these efficiencies and will continue to focus on more completely leveraging this technology investment to reduce labor costs. Therefore, we believe that these investments are critical to our long-term business strategy.
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

     We have used long-term debt to finance the purchase of Green, Keller and Dental Art. Future acquisitions may also be funded using available debt financing. As a result of these acquisitions, we are more highly leveraged than we were previously. Our interest expense has therefore become a more significant component of our pre-tax earnings. Interest expense in 2006 was $1,523,000 compared to $2,803,000 in 2007 and $2,110,000 in 2008. The decline in 2008 was primarily a result of decreases in interest rates. Similarly, for the quarter ended March 31, 2009, interest expense declined $163,000 to $345,000 from $508,000 for the quarter ended March 31, 2008.
Overview of Results of Operations
     Sales for the quarter ended March 31, 2009 decreased by $2,269,000 from the quarter ended March 31, 2008. For the period, gross profit decreased by $589,000. Within our cost of sales, labor costs decreased by approximately $769,000 and employee benefits costs decreased by $357,000, as a result of reduced staffing levels. Materials costs declined by $706,000, as a result of lower volume and lower costs for precious metals. Operating expenses declined $1,097,000 in the first quarter of 2009, including decreases in labor and benefits of $1,480,000 and various other expense items as a result of cost reduction efforts and lower fuel prices. Decreases in interest expense also contributed $163,000 to pre-tax earnings. Primarily as a result of reductions in staffing levels, enhanced cost control efforts, and declines in commodity prices and interest rates, net income increased by $378,000, or 22.5% over the results from the first quarter of 2008.
     For our most recent fiscal year ended December 31, 2008, sales increased $1,314,000 to $171,674,000. Net sales increased by approximately $2,665,000 as a result of the Dental Art acquisition. Net sales decreased approximately $1,351,000 at dental laboratories owned for the full year ended December 31, 2008 and 2007. Furthermore, approximately $550,000 of sales growth was attributable to the effect of increased prices due to the underlying increases in the prices of precious metals passed through to customers, without which sales growth would have been further negative. The decline in sales was primarily attributable to decreased patient demand, particularly in the fourth quarter of 2008, resulting from the drop in consumer discretionary spending as the recession deepened. Excluding the acquisition of Dental Art, sales declined $2,112,000 in the fourth quarter of 2008 and $4,173,000 in the first quarter of 2009.
     For the year ended December 31, 2008, gross profit decreased by $3,132,000 compared to the year ended December 31, 2007. Within our cost of sales, employee benefits costs, primarily health insurance costs, increased by $489,000, as a result of higher claims experience. Labor costs increased by approximately $1,675,000, including $995,000 in cost of sales, over the prior year as a result of base pay increases, including raises related to a modification of the Laboratory Incentive Compensation plan (the “Laboratory Plan”). The former plan was designed to reward operating efficiency. The modified plan is now designed to provide incentives for growth in profits. As a result of these and other design changes, the reported amounts of laboratory incentive compensation were significantly less in 2008 than in the past. Laboratory incentive compensation decreased by $3,281,000 for the year ended December 31, 2008 compared to the prior year. Conversely, labor expenses were somewhat higher within both cost of goods sold and operating expenses.
     Our annual goodwill impairment assessment has historically been completed at the end of the second quarter. Based on our initial assessment for 2008, the fair value of our business units exceeded their carrying value and therefore our goodwill was not impaired. As economic conditions worsened in the fourth quarter and our business performance and outlook was not as strong as anticipated at the end of the second quarter, management determined that circumstances had changed enough to perform an additional goodwill impairment test as of December 31, 2008. Based on our evaluation of goodwill, we determined that the fair value of ten dental laboratories in the NDX Laboratories operating segment was less than their carrying value, resulting in goodwill impairment of $6,950,000. As a result of the factors discussed above, particularly the impairment of goodwill, income before provision for income taxes decreased by $9,391,000 or 89.6% to $1,095,000 for the year ended December 31, 2008 compared to 2007.

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
     The Second Agreement was amended on May 9, 2008, effective March 31, 2008, to revise certain financial targets within these covenants. Additionally, we and the Bank agreed to consolidate the revolving line of credit with the acquisition line of credit into a single line of credit of $25,000,000 to be used by us for general corporate purposes, including potential acquisitions. The Second Agreement was also amended on September 2, 2008 on account of the acquisition of Dental Art, which increased our outstanding debt and therefore required an adjustment to an affected financial covenant. We further amended the agreement on December 16, 2008 to extend the maturity of the line of credit to November 7, 2011. The amendment changed the interest rate on both the line of credit and the term loan to prime rate or, at our option, LIBOR, a cost of funds rate, or the Bank’s fixed rate, plus, in each case, a range of 2.50% to 3.50%, depending on the ratio of consolidated total funded debt to consolidated “EBITDA,” as each is defined in the Second Agreement and also increased the commitment fee on the unused portion of the line of credit from 0.125% to 0.50%. In addition, the amendment revised certain financial targets within the covenants. Finally, on March 13, 2009, we amended the Second Agreement to exclude the $6,950,000 goodwill impairment discussed previously from the calculation of “EBITDA,” used in determining our compliance with certain financial covenants. These amendments did not change the total availability under the Second Agreement.
     As of March 31, 2009, $11,080,000 was available under the consolidated revolving line of credit.
Long-Term Debt:

	December 31,	March 31,
	2008	2009
Term note	$24,583,000	$23,333,000
Borrowings classified as long term under the revolving line of credit	13,800,000	13,920,000
Borrowings classified as short term under the revolving line of credit	2,940,000	—
Other long-term debt	875,000	844,000

Total debt	42,198,000	38,097,000
Less: current maturities	5,115,000	5,106,000

Long-term debt, less current portion	$37,083,000	$32,991,000

     The table below reflects the expected repayment terms associated with the long-term debt at March 31, 2009. The weighted average interest rate on all of our borrowings was 3.4% as of March 31, 2009.

March 31, 2009
Principal Due

For the remainder of fiscal 2009	$5,083,000
Fiscal 2010	5,083,000
Fiscal 2011	27,338,000
Fiscal 2012	84,000
Fiscal 2013	85,000
Thereafter	424,000

Total	$38,097,000

Liquidity:
     Operating activities provided $4,598,000 in cash flow for the three months ended March 31, 2009 compared to $3,114,000 during the three months ended March 31, 2008, an increase of $1,484,000. Our working capital increased by $1,758,000 from $9,527,000 at December 31, 2008 to $11,285,000 at March 31, 2009. The increase was primarily attributable to decreases in current bank debt of $2,950,000, as a result of repayments of borrowings under our credit line, increases in accounts receivable of $488,000, increases in inventory of $451,000 resulting primarily from increased work in process, offset by decreases in other receivables of $837,000, decreases in prepaid expenses of $292,000, increases in accrued liabilities of $379,000, and increases in accounts payable of $551,000 due to timing.
     Investing activities consumed $624,000 in cash flow for the three months ended March 31, 2009 compared to $4,140,000 during the three months ended March 31, 2008, a decrease of $3,516,000. Cash outflows related to deferred purchase price payments associated with prior period dental laboratory acquisitions totaled $1,278,000 for the three months ended March 31, 2008, while there were no payments in 2009. Capital expenditures decreased from $2,858,000 at March 31, 2008 to $651,000 at March 31, 2009, primarily due to lower spending on new facilities.
     For the three months ended March 31, 2009, financing activities consumed $4,100,000 compared to providing $1,406,000 for the three months ended March 31, 2008. The increased use of cash in financing activities of $5,506,000 is attributable to repayments on our revolving line of credit as a result of greater availability of cash, primarily due to lower investing activities and increases in cash provided by operating activities, as discussed above.
     We believe that cash flow from operations and available financing will be sufficient to meet contemplated operating and capital requirements such as those discussed below, for the foreseeable future.

Commitments and Contingencies
     The following table represents a list of our contractual obligations and commitments as of March 31, 2009:

	Payments Due By Period
		Less Than			Greater Than
	Total	1 Year	1 - 3 Years	4 - 5 Years	5 Years
Term Loan Facility	$23,333,000	$5,000,000	$18,333,000	$—	$—
Line of Credit	13,920,000	—	13,920,000	—	—
Interest Expense	3,329,000	1,239,000	1,980,000	59,000	51,000
Capital Leases	844,000	101,000	169,000	171,000	403,000
Operating Leases:
Real Estate	21,196,000	3,907,000	6,950,000	5,059,000	5,280,000
Vehicles	778,000	495,000	283,000	—	—
Equipment	246,000	107,000	112,000	26,000	1,000
Laboratory Purchase Obligations	300,000	300,000	—	—	—

TOTAL	$63,946,000	$11,149,000	$41,747,000	$5,315,000	$5,735,000

     Bank borrowings on the term loan facility, with repayment terms greater than one year, are classified as long-term debt on the balance sheet. Certain amounts borrowed for acquisitions on the line of credit have been classified as long-term debt. Interest expense payments, included in the above table, related to the term loan facility and line of credit have been projected using the weighted average interest rate associated with current borrowings which is 3.4%.
     We are committed under various non-cancelable operating lease agreements covering office space and dental laboratory facilities, vehicles and certain equipment. Certain of these leases also require us to pay maintenance, repairs, insurance and related taxes.
     Laboratory purchase obligations totaling $300,000, classified as deferred acquisition costs, are presented in the liability section of the balance sheet. These obligations, including deferred obligations associated with non-competition agreements, represent purchase price commitments arising from dental laboratory acquisitions.
Results of Operations
     Our results are reported within three operating segments, NDX Laboratories, Green Dental and Keller. The following table sets forth for the periods indicated the percentage of net sales represented by certain items in our Unaudited Consolidated Financial Statements:

	Three Months Ended March 31,
	2008	2009
Net sales	100.0%	100.0%
Cost of goods sold	58.2	57.3

Gross profit	41.8	42.7
Selling, general and administrative expenses	34.0	33.3

Operating income	7.8	9.4
Other expense	0.4	0.5
Interest expense	1.1	0.8

Income before provision for income taxes	6.3	8.1
Provision for income taxes	2.4	3.1

Net income	3.9%	5.0%

Three Months Ended March 31, 2009 compared with Three Months Ended March 31, 2008
Net Sales
     Net sales decreased $2,269,000 or 5.2% to $41,260,000 for the three months ended March 31, 2009 from $43,529,000 for the three months ended March 31, 2008. Net of sales of $1,904,000 from the acquisition of Dental Art in September 2008, sales decreased $4,173,000, or 9.6% for the first quarter of 2009 compared to the first quarter of 2008. On a sales per day basis, with two less sales days in the current quarter as compared to the first quarter of 2008, this decrease in sales was 6.7% for the first quarter of 2009 when compared to the first quarter of 2008. The decline in sales for laboratories held more than one year was primarily attributable to decreased patient demand, beginning in the fourth quarter of 2008, as consumers started to delay certain dental work due to economic uncertainties, and this trend has continued into 2009. Net sales decreased approximately $360,000, or 5.7%, in the Keller operating segment and decreased approximately $297,000, or 5.7%, in the Green operating segment. Net sales decreased approximately $1,612,000 in the NDX Laboratories operating segment. Excluding the Dental Art acquisition, NDX Laboratories operating segment sales decreased approximately $3,516,000 or 11.0%.
Cost of Goods Sold
     Our cost of goods sold decreased by $1,680,000 or 6.6% to $23,638,000 for the three months ended March 31, 2009 from $25,318,000 for the three months ended March 31, 2008. As a percentage of sales, cost of goods sold decreased from 58.2% to 57.3%, primarily resulting from decreases in labor and employee benefits and materials expense in all operating segments.
     Production labor decreased by approximately $769,000 and related benefits decreased by approximately $357,000 for the three months ended March 31, 2009, compared to the three months ended March 31, 2008. Excluding the Dental Art Acquisition, production labor and benefits decreased approximately $1,809,000 or 12.4% for the quarter ended March 31, 2009, as compared to 2008. These decreases in expense resulted from a reduction in staffing levels. Production labor and benefits expense as a percentage of sales decreased to 32.6% for the three months ended March 31, 2009 from 33.4% for the three months ended March 31, 2008. Green’s production labor and benefits costs were 28.9% of sales for the three months ended March 31, 2009 compared to 29.3% for the three months ended March 31, 2008; Keller’s production labor and benefits costs were 21.9% of sales compared to 22.7%; and NDX Laboratories’ production labor and benefits costs were 35.3% of sales compared to 36.3%.
     The cost of raw materials as a percentage of sales decreased from 16.0% for the three months ended March 31, 2008 to 15.2% for the three months ended March 31, 2009. During the first quarter of 2009, the average cost of palladium, a precious metal used as a component of many dental alloys, decreased by approximately 55.2% over the average cost in the first quarter of 2008, while the average cost for gold was relatively stable in comparison.
Selling, General and Administrative Expenses
     Operating expenses, which consist of selling, delivery and administrative expenses both at the laboratory and corporate level, decreased by $1,097,000 or 7.4% to $13,724,000 for the three months ended March 31, 2009 compared to $14,821,000 for the three months ended March 31, 2008. Operating expenses as a percentage of net sales decreased from 34.0% in 2008 to 33.3% in 2009. As a percentage of net sales, delivery expenses decreased from 9.2% in the three months ended March 31, 2008 to 8.9% in 2009. Selling expenses decreased from 6.9% of sales for the three months ended March 31, 2008 to 6.5% in 2009. Selling expenses in 2009 for the Keller segment were 14.6% of sales, or $879,000 compared to 17.5% of sales or $1,124,000 for 2008. Laboratory incentive compensation increased from 0.4% of sales in 2008 to 1.2% in 2009, as the amount increased by $306,000 from $170,000 for the three months ended March 31, 2008 to $476,000 in 2009.
     The net decrease of $1,097,000 in our operating expenses in the first quarter of 2009 compared to the same period in 2008 was primarily attributable to the following items:
•	Decreases in administrative expenses at the laboratory level, including $349,000 in decreased compensation and benefits and other broad-based decreases — $636,000;

•	Decreases in selling expenses, including $245,000 in decreased marketing expenses at Keller and decreased marketing and promotional expenses for other laboratories of $111,000 — $425,000;

•	Decreases in delivery expenses, including decreases in labor and benefits of $211,000 and decreases in fuel and delivery services of $228,000 — $440,000;

•	Decreases in the expense related to deferred compensation accruals for our supplemental executive retirement plans and the cost of the underlying life insurance policies — $177,000;
     Partially offset by:
•	Additional operating and amortization expense associated with the Dental Art acquisition — $360,000;

•	Increases in laboratory incentive compensation as a result of improved performance at certain laboratories — $306,000.
Operating Income
     As a result of the above factors, our operating income increased by $509,000 to $3,898,000 for the three months ended March 31, 2009 from $3,389,000 in the corresponding quarter of 2008. As a percentage of net sales, operating income increased to 9.4% for the first three months of 2009 from7.8% for the first three months of 2008.
Interest Expense
     Due primarily to lower interest rates, interest expense declined $163,000 to $345,000 for the three months ended March 31, 2009 from $508,000 for the three months ended March 31, 2008.
Provision for Income Taxes
     The provision for income taxes increased by $232,000 to $1,275,000 for the three months ended March 31, 2009 from $1,043,000 in 2008. The 38.2% effective tax rate estimated for the first three months ended March 31, 2009 remained essentially unchanged from the 38.3% effective tax rate for the three months ended March 31, 2008.
Net Income
     As a result of all the factors discussed above, net income increased $378,000, or 22.5% to $2,059,000 or $0.36 per share on a diluted basis for the three months ended March 31, 2009 from $1,681,000 or $0.30 per share on a diluted basis for the three months ended March 31, 2008.
Operating Segment Results
     Our business consists of a single industry segment, which is the design, fabrication, marketing and sale of custom dental prosthetic appliances for and to dentists in the United States and Canada. We report on three operating segments within this single industry segment. These three segments are known as Green Dental, representing the operations of Green Dental Laboratories, Inc. of Heber Springs, Arkansas, which we acquired in March 2005; Keller, representing the operations of Keller Group, Incorporated with laboratories in St. Louis, Missouri and Louisville, Kentucky, which we acquired in October, 2006; and NDX Laboratories, which represents our remaining laboratories, including Dental Art, which we acquired in September, 2008.

	Three Months Ended March 31,
	2008	2009	$ Change	% Change
Revenue:
NDX Laboratories	$32,009,336	$30,383,358	$(1,625,978)	(5.1)%
Green Dental Laboratory	5,299,209	5,029,821	(269,388)	(5.1)
Keller Group	6,440,721	6,098,689	(342,032)	(5.3)

Subtotal	43,749,266	41,511,868	(2,237,398)	(5.1)
Less: Intersegment Revenues	220,602	252,159	31,557	14.3

Net Sales	$43,528,664	$41,259,709	$(2,268,955)	(5.2)

Laboratory Operating Income:
NDX Laboratories	$4,597,227	$4,590,361	$(6,866)	(0.1)
Green Dental Laboratory	1,137,845	1,172,236	34,391	3.0
Keller Group	846,718	1,071,498	224,780	26.5

Laboratory Operating Income	$6,581,790	$6,834,095	$252,305	3.8

NDX Laboratories
     For the three months ended March 31, 2009, before elimination of inter-segment revenues, sales in this segment decreased by $1,626,000 or 5.1%. Net of sales of $1,904,000 from the acquisition of Dental Art in September 2008, sales decreased $3,530,000, or 11.0% for the first quarter of 2009 compared to the first quarter of 2008. Gross profit as a percentage of sales remained relatively flat at 39.2% for the three months ended March 31, 2009 compared to 39.1% for the three months ended March 31, 2008. Net of Dental Art, production labor and benefits decreased $1,540,000 or 13.3% due to a reduction in staffing levels. Materials expense decreased to 14.9% of sales in 2009 from 15.0% of sales in 2008, primarily as a result of declines in the cost of precious metal. Net of Dental Art, materials costs declined $660,000 with approximately $170,000 attributable to lower materials costs and $490,000 attributable to lower volume. Net of Dental Art, cost of goods sold decreased $2,143,000.
     Operating expenses, net of Dental Art, decreased by $1,020,000 to $6,698,000 in 2009 from $7,718,000 in 2008. This decrease resulted from decreases in labor and benefits of $529,000, decreases in marketing and promotional expenses of $169,000, decreases in various administrative expenses of $206,000, and decreases in fuel and delivery service of $126,000.
     Laboratory operating income as a percentage of sales for NDX Laboratories increased to 15.1% for the three months ended March 31, 2009 from 14.4% for the three months ended March 31, 2008 as a result of the factors discussed above.
Green Dental Laboratory
     Sales decreases before elimination of inter-segment revenues for the three months ended March 31, 2009 in this segment was $269,000 or 5.1%. Gross profit as a percentage of sales, increased to 48.3% for the three months ended March 31, 2009 from 45.9% for the three months ended March 31, 2008. Production labor and benefit costs for the three months ended March 31, 2009 decreased $121,000 while materials costs decreased $217,000. Precious metal used declined as precious metal-based unit volume was down in favor of zirconia-based, CAD-CAM produced units. Increased expenses for implant parts, porcelain and zirconia materials resulted from this changing product mix.
     As a result of the factors discussed above, laboratory operating income as a percentage of sales for Green increased to 23.3% for the three months ended March 31, 2009 from 21.5% for the three months ended March 31, 2008 and increased in amount by $34,000.

Keller Group
     For the three months ended March 31, 2009, sales decreases before elimination of inter-segment revenues in this segment were $342,000 or 5.3%. Gross profit as a percentage of sales increased to 55.8% for the three months ended March 31, 2009 from 52.2% for the three months ended March 31, 2008, primarily as a result of decreased materials cost, including precious metals, and decreased labor and benefit costs. Marketing expense decreased by $245,000 in the three months ended March 31, 2009 compared to 2008 primarily due to decreased advertising. As a result of this decrease, selling costs decreased to 14.6% of sales in 2009 from 17.5% of sales in 2008.
     As a result of the factors discussed above, laboratory operating income as a percentage of sales for Keller increased to 17.6% for the three months ended March 31, 2009 compared to 13.1% for the three months ended March 31, 2008, while increasing by $225,000.
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
     At March 31, 2009, we had variable rate debt of $37,254,000 associated with our credit facility. Based on this amount, the earnings and cash flows impact for the next year resulting from a one percentage point increase in interest rates would be approximately $230,000, net of tax, holding other variables constant.
     We have investments in a foreign subsidiary. The net assets of this subsidiary are exposed to volatility in current exchange rates. We have determined that the effect of a 1% change in exchange rates would be immaterial to our results of operations and financial position.
Item 4. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures.
     We carried out an evaluation, with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of March 31, 2009. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2009, our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e), were effective to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission is accumulated and communicated to management, including the CEO and CFO, to allow timely decisions regarding required disclosure.

(b) Changes in Internal Controls.
     No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings:
We are involved from time to time in litigation incidental to our business. Our management believes that the outcome of litigation, individually or in the aggregate, will not have a material adverse effect upon our operations or financial condition and will not disrupt our normal operations. Refer to our Annual Report on Form 10-K for the year ended December 31, 2008 for a discussion of certain litigation matters.
Item 1A. Risk Factors:
There have been no material changes to the risk factors previously disclosed in Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, as filed with the SEC on March 16, 2009.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds:
     In November 2002, we announced that our Board of Directors approved the repurchase by us of up to 300,000 shares of our common stock pursuant to a stock repurchase program. During the quarter ended March 31, 2009, we did not repurchase any shares of our common stock. We continue to consider repurchases on the open market or in privately-negotiated transactions, at management’s discretion, in each case subject to applicable securities law. In addition, before making any repurchases, we are required to obtain approval from our lender under the terms of the credit facility. The following table provides information about our repurchase activity during the first quarter of 2009 and the number of shares that may yet be purchased under our stock repurchase program.
Issuer Purchases of Equity Securities

Maximum Number
			Total Number of	of Shares that
			Shares Purchased	May Yet Be
	Total Number	Average	as Part of Publicly	Purchased Under
	of Shares	Price Paid	Announced Plans	the Plans or
Fiscal Period	Purchased	per Share	or Programs	Programs
January 1, 2009 — March 31, 2009	—	$—	—	206,700
We did not repurchase any of our equity securities during the fiscal quarter ended March 31, 2009 or engage in any transactions during such period reportable pursuant to Item 703 of Regulation S-K.
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

NATIONAL DENTEX CORPORATION Registrant
May 6, 2009	By:	/s/ DAVID L. BROWN
David L. Brown
President, CEO and Director (Principal Executive Officer)

May 6, 2009	By:	/s/ WAYNE M. COLL
Wayne M. Coll
Vice President and Chief Financial Officer (Principal Financial Officer)

Exhibit Index

Exhibit
No.	Description
10.1(1)*	Amended National Dentex Corporation Key Employee and Corporate Support Group Incentive Compensation Plan.

10.2 (1)	Amendment No. 5 to Second Amended and Restated Loan Agreement by and between Bank of America, N.A., National Dentex Corporation and the subsidiaries therein named dated March 13, 2009.

31.1	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act (Chief Executive Officer).

31.2	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act (Chief Financial Officer).

32.1	Certification pursuant to 18 U.S.C. Section 1350 (Chief Executive Officer).

32.2	Certification pursuant to 18 U.S.C. Section 1350 (Chief Financial Officer).

(1)	Incorporated by reference from the Form 10-K for the fiscal year ended December 31, 2008 as filed with the Commission on March 16, 2009.

*	This exhibit relates to a management contract or to a compensatory plan or arrangement.

The file number for our Exchange Act reports is 0-23092.