Form 10-Q
period 2009-06-30
NATIONAL DENTEX CORP /MA/
filed 2009-08-06
CIK 913616

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to _________.
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
Yes ☑   No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐   No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one).
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑
     As of August 6, 2009, 5,751,006 shares of the registrant’s Common Stock, par value $.01 per share, were outstanding.

NATIONAL DENTEX CORPORATION
FORM 10-Q
QUARTER ENDED JUNE 30, 2009

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements:
NATIONAL DENTEX CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	December 31,	June 30,
	2008	2009
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,109,943	$1,751,418
Accounts receivable:
Trade, less allowance of $492,000 in 2008 and $501,000 in 2009	16,701,139	17,714,414
Other	2,527,168	1,569,425
Inventories	6,991,385	7,222,340
Prepaid expenses	3,688,057	3,648,970
Deferred tax asset	931,919	1,072,977
Property held for sale	69,822	69,822

Total current assets	33,019,433	33,049,366

PROPERTY, PLANT AND EQUIPMENT:
Land and buildings	7,535,015	7,535,015
Leasehold and building improvements	18,890,911	19,387,973
Laboratory equipment	22,503,086	22,990,299
Furniture and fixtures	8,721,724	8,890,644

	57,650,736	58,803,931
Less — Accumulated depreciation and amortization	24,213,721	26,197,814

Net property, plant and equipment	33,437,015	32,606,117

OTHER LONG-TERM ASSETS:
Goodwill	69,384,320	69,483,276
Trade names	9,977,917	9,890,921
Customer relationships	6,210,176	5,775,923
Non-competition agreements	1,583,895	1,437,285
Other assets	7,902,147	7,900,168

Total other assets	95,058,455	94,487,573

Total assets	$161,514,903	$160,143,056

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Revolving line of credit	$2,939,978	$—
Current portion of long-term debt	5,115,032	5,094,738
Accounts payable	3,541,996	3,576,991
Accrued liabilities:
Payroll and employee benefits	7,574,971	7,600,135
Current portion of deferred acquisition costs	300,000	300,000
Other accrued expenses	4,019,992	4,287,666

Total current liabilities	23,491,969	20,859,530

LONG-TERM LIABILITIES:
Long-term debt	34,142,891	30,061,455
Deferred compensation	6,114,609	6,362,782
Other accrued expenses	1,419,561	1,691,533
Deferred tax liability	5,853,821	5,524,116

Total long-term liabilities	47,530,882	43,639,886

COMMITMENTS AND CONTINGENCIES (Note 7)
STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value
Authorized — 500,000 shares
None issued and outstanding	—	—
Common stock, $.01 par value
Authorized — 8,000,000 shares
Issued and Outstanding — 5,663,749 shares at December 31, 2008 and 5,757,932 shares at June 30, 2009	56,637	57,579
Paid-in capital	19,522,536	20,102,586
Retained earnings	71,312,895	75,701,996
Other comprehensive loss	(400,016)	(218,521)

Total stockholders’ equity	90,492,052	95,643,640

Total liabilities and stockholders’ equity	$161,514,903	$160,143,056

The accompanying notes are an integral part of these consolidated financial statements.

NATIONAL DENTEX CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2008	2009	2008	2009
Net sales	$44,579,581	$42,754,602	$88,108,245	$84,014,311
Cost of goods sold	25,914,775	23,926,820	51,233,091	47,564,747

Gross profit	18,664,806	18,827,782	36,875,154	36,449,564
Selling, general and administrative expenses	14,803,532	14,450,315	29,624,478	28,174,032

Operating income	3,861,274	4,377,467	7,250,676	8,275,532
Other expense	210,234	230,226	368,417	449,814
Interest expense	513,238	379,973	1,021,087	724,806

Income before provision for income taxes	3,137,802	3,767,268	5,861,172	7,100,912
Provision for income taxes	1,200,610	1,437,026	2,243,350	2,711,811

Net income	$1,937,192	$2,330,242	$3,617,822	$4,389,101

Net income per share — basic	$.34	$.41	$.65	$.77

Net income per share — diluted	$.34	$.40	$.64	$.77

Weighted average shares outstanding — basic	5,630,056	5,736,475	5,607,518	5,700,356

Weighted average shares outstanding — diluted	5,652,193	5,756,407	5,637,212	5,700,356

The accompanying notes are an integral part of these consolidated financial statements.

NATIONAL DENTEX CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,	June 30,
	2008	2009
Cash flows from operating activities:
Net income	$3,617,822	$4,389,101
Adjustments to reconcile net income to net cash provided by operating activities, net of effects of acquisitions:
Depreciation and amortization	2,739,633	2,900,145
Gain on disposal of property, plant and equipment	(38,930)	(3,957)
Impairment of long-lived assets	—	104,000
Benefit for deferred income taxes	(151,453)	(139,230)
Provision for bad debts	88,094	93,484
Losses on write-down of inventories	80,121	67,774
Stock-based compensation expense	204,227	264,492
Other non-cash items	(23,804)	—
Changes in operating assets and liabilities, net of effects of acquisitions:
Increase in accounts receivable	(886,128)	(126,229)
Increase in inventories	(578,361)	(289,360)
Decrease in prepaid expenses	773,122	39,924
Decrease in other assets	336,209	30,583
Increase in accounts payable and accrued liabilities	1,121,005	121,967

Net cash provided by operating activities	7,281,557	7,452,694

Cash flows from investing activities:
Payment of deferred purchase price	(1,277,720)	—
Increase in notes receivable	(2,000,000)	—
Premiums paid for life insurance policies	(152,484)	(150,114)
Proceeds received from life insurance policies	—	105,430
Additions to property, plant and equipment	(4,384,905)	(1,031,161)
Cash proceeds from the disposition of property, plant, and equipment	313,830	6,300

Net cash used in investing activities	(7,501,279)	(1,069,545)

Cash flows from financing activities:
Borrowings of revolving line of credit	26,816,381	28,637,448
Repayments of revolving line of credit	(28,069,491)	(33,116,694)
Borrowings of long-term debt	3,800,000	—
Repayments of long-term debt	(2,533,548)	(2,563,430)
Net proceeds from issuance of common stock	560,309	316,501

Net cash provided by (used in) financing activities	573,651	(6,726,175)

Effect of exchange rate changes on cash	(15,514)	(15,499)

Net increase (decrease) in cash and cash equivalents	338,415	(358,525)
Cash and cash equivalents at beginning of period	1,689,391	2,109,943

Cash and cash equivalents at end of period	$2,027,806	$1,751,418

The accompanying notes are an integral part of these consolidated financial statements.

NATIONAL DENTEX CORPORATION
Notes to Consolidated Financial Statements
June 30, 2009
(Unaudited)
(1) Interim Financial Statements
     The accompanying unaudited financial statements include all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for a fair statement of the results of operations for the periods presented. Interim results are not necessarily indicative of the results to be expected for a full year. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.
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
     Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). The accompanying unaudited consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements for the year ended December 31, 2008 contained in its Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the SEC on March 16, 2009.
(2) Acquisitions
     The Company has participated in the acquisition of dental laboratories that have been recorded as business combinations. Certain factors, such as the laboratory’s assembled workforce, technical skills, and value as a going concern result in the recognition of goodwill. All acquisitions consummated prior to December 31, 2008 have been reflected in the accompanying consolidated financial statements from the date of acquisition and have been accounted for as purchase business combinations in accordance with SFAS No. 141, “Business Combinations” (“FAS 141”). In connection with certain acquisition agreements, the Company incurred contractual obligations associated with deferred purchase price payments, which are not contingent on any future actions or performance measures. These deferred payments were recorded as a liability upon consummation of the acquisition and were included in the acquisition purchase price.
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
     In certain transactions, the Company executes non-compete agreements with the former owners and other key employees of the dental laboratory operations. The fair value of these agreements is recognized in purchase accounting as an identifiable intangible asset and is amortized over the estimated economic life of the agreement. Additionally, the Company recognizes certain other acquired intangible assets including trade names and customer relationships.
     During 2008, the Company acquired the following dental laboratory operations:

Acquisition	Form of Acquisition	Location	Period Acquired
Dental Art Laboratories, Inc.	All Outstanding Capital Stock	Lansing, MI	September, 2008
     There were no acquisitions of dental laboratory operations in the first six months of 2009.

Notes to Condensed Consolidated Financial Statements (Continued)
     The following 2008 pro forma operating results of the Company assume this acquisition had been made as of January 1, 2008. Such information includes adjustments to reflect additional depreciation, amortization and interest expense and is not necessarily indicative of what the results of operations would actually have been, or the results of operations to be expected in future periods.

	Six Months Ended
	June 30,	June 30,
	2008	2009
	(unaudited)
Net sales	$91,996,000	$84,014,000
Net income	3,966,000	4,389,000
Net income per share:
Basic	$0.71	$0.77
Diluted	$0.70	$0.77
(3) Goodwill and Other Intangible Assets
     In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, the Company continually evaluates whether events and circumstances have occurred that indicate that the value of goodwill has been impaired. In accordance with SFAS No. 142, goodwill is evaluated for possible impairment on an annual basis, based on a two-step process. The Company has selected June 30th as the date for the annual assessment of goodwill impairment.
     In accordance with SFAS No. 142, a reporting unit is an operating segment or one level below an operating segment (referred to as a component). The Company has determined that each individual laboratory is a reporting unit. The goodwill impairment analysis is a two-step process. The first step is used to identify potential impairment and involves comparing each reporting unit’s estimated fair value to its carrying value, including goodwill. The second step of the goodwill impairment process involves the calculation of an implied fair value of goodwill for the laboratories which step one indicated were impaired. The Company assessed goodwill impairment as of June 30, 2009 and determined that no impairment charge was required. However, the Company’s impairment analysis incorporates forecast financial results and assumptions for several laboratories within the NDX laboratories operating segment. Although these laboratories were not impaired at June 30, 2009, the Company will closely monitor their financial results in subsequent periods.
     The changes in the carrying amount of goodwill for the six months ended June 30, 2009 are as follows:

As of June 30, 2009
Beginning of year	$69,384,000
Effects of exchange rate changes	99,000

Goodwill— End of period	$69,483,000

     The effects of exchange rate changes in the consolidated goodwill balance as of June 30, 2009 as summarized in the above table relate to the NDX Laboratories reportable segment. For the six months ended June 30, 2009 the goodwill balances for the Company’s operating segments are as follows:

As of June 30, 2009
NDX Laboratories	$38,132,000
Green Dental Laboratory	15,208,000
Keller Group	16,143,000

Total	$69,483,000

Trade Names
     Trade names, as acquired, are valued using a quantification of the income generated based on the recognition afforded by the trade name in the marketplace, using the relief-from-royalty valuation approach. Company practice is to use existing and acquired trade names in perpetuity, and consequently, they have been treated as indefinite-lived intangibles.

Notes to Condensed Consolidated Financial Statements (Continued)
While these assets are not subject to amortization, they are tested for impairment on an annual basis in accordance with SFAS No. 142, or as circumstances may require. The Company uses the relief-from-royalty valuation approach at each fiscal year end to determine the value of the asset. Trade name impairment charges generally result from a decline in forecasted revenue at specific laboratories in comparison to revenue forecasts used in previous valuation calculations. The Company recorded impairment charges of $104,000 in the second quarter of 2009 while no trade name impairment charges were recorded in the second quarter of 2008.
     The changes in the carrying amount of trade names for the six months ended June 30, 2009 are as follows:

As of June 30, 2009
Beginning of year	$9,978,000
Effects of exchange rate changes	17,000

Trade names	9,995,000
Less: Charged to impairment expense	(104,000)

Trade Names, end of period	$9,891,000

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

As of June 30, 2009
Beginning of year	$9,439,000
Effects of exchange rate changes	11,000

Customer relationships, gross	9,450,000
Less: Accumulated amortization	(3,674,000)

Customer relationships, net	$5,776,000

     Amortization expense associated with customer relationships totaled approximately $446,000 for the six months ended June 30, 2009 and is recorded in selling, general and administrative expenses. Future amortization expense of the current customer relationship balance will be approximately:

For the remainder of fiscal 2009	$446,000
2010	892,000
2011	892,000
2012	822,000
2013	611,000
2014	480,000
Thereafter	1,633,000

$5,776,000

Notes to Condensed Consolidated Financial Statements (Continued)
Non-competition Agreements
     In connection with the acquisitions of dental operations, the Company has executed non-compete agreements with certain individuals, ranging over periods of 2 to 15 years. The amounts assigned to non-competition agreements are amortized on a straight-line basis over the economic useful life of the agreement, and are recorded as operating expenses.

As of June 30, 2009
Beginning of year	$10,696,000
Effects of exchange rate changes	1,000

Non-competition agreements, gross	10,697,000
Less: Accumulated amortization	(9,260,000)

Non-competition agreements, net	$1,437,000

     Amortization expense associated with non-competition agreements totaled approximately $148,000 for the six months ended June 30, 2009.
     Future amortization expense of non-competition agreements will be approximately:

For the remainder of fiscal 2009	$147,000
2010	286,000
2011	246,000
2012	192,000
2013	170,000
2014	115,000
Thereafter	281,000

$1,437,000

(4) Earnings per Share
     In accordance with the disclosure requirements of SFAS No. 128, “Earnings per Share,” basic earnings per share is computed by dividing net income by the weighted average number of shares outstanding and diluted earnings per share reflects the dilutive effect of potential common shares. The weighted average number of shares outstanding, the dilutive effects of outstanding stock options, and the shares under option plans that were anti-dilutive for the three and six months ended June 30, 2008 and 2009 are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2009	2008	2009
Weighted average number of shares used in basic earnings per share calculation	5,630,056	5,736,475	5,607,518	5,700,356
Incremental shares under option plans	22,137	19,932	29,694	—

Weighed average number of shares used in diluted earnings per share calculation	5,652,193	5,756,407	5,637,212	5,700,356

Shares under option plans excluded in computation of diluted earnings per share due to anti-dilutive effects	394,375	441,951	430,508	442,139

(5) Inventories
     Inventories consist of the following:

	December 31, 2008	June 30, 2009
Raw Materials	$5,783,468	$5,878,795
Work in Process	985,278	1,158,264
Finished Goods	222,639	185,281

	$6,991,385	$7,222,340

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

	Three Months Ended	Six Months Ended
	June 30, 2009	June 30, 2009
Net income	$2,330,242	$4,389,101
Foreign currency translation adjustments	287,390	181,495

Total comprehensive income	$2,617,632	$4,570,596

     Accumulated other comprehensive loss at December 31, 2008 and June 30, 2009 of $400,016 and $218,521, respectively, as presented in the equity section of the consolidated balance sheet, is attributable to accumulated foreign currency translation adjustments.
(7) Lines of Credit and Term Loan Facility
     On August 9, 2005, the Company entered into an amended and restated financing agreement (the “Amended Agreement”) with Bank of America, N.A. (the “Bank”). The Amended Agreement included a revolving line of credit of $5,000,000, a revolving acquisition line of credit of $20,000,000 and a term loan facility of $20,000,000. The interest rate on both revolving lines of credit and the term loan was the prime rate or, at the Company’s option, LIBOR, a cost of funds rate or the Bank’s fixed rate plus a range of 1.25% to 2.25% per anum, depending on the ratio of consolidated funded debt to consolidated “EBITDA”, as defined in the Amended Agreement. The Amended Agreement required monthly payments of principal, based on a seven year amortization schedule, with a final payment due on the fifth anniversary of the Amended Agreement. The Amended Agreement required compliance with certain covenants, including the maintenance of specified net worth, income and other financial ratios.
     In October 2006, the Company borrowed against its acquisition line of credit to finance the acquisition of Keller Group, Incorporated (“Keller”). In order to refinance the borrowings incurred for the Keller acquisition, the Company and the Bank executed a Second Amended and Restated Loan Agreement as of November 7, 2006 (the “Second Agreement”) comprised of uncollateralized senior credit facilities totaling $60,000,000. The Second Agreement amended and restated the Amended Agreement (a) to increase the term loan facility to an aggregate principal amount of $35,000,000 and used the proceeds of the increase in the term loan to repay the outstanding principal balance under the acquisition line of credit and (b) to adjust the allocation of availability under the lines of credit by increasing the revolving line of credit to $10,000,000 ($5,000,000 of which may be used for future acquisitions) and decreasing the acquisition line of credit from $20,000,000 to $15,000,000. The interest rate on both lines of credit and the term loan was the prime rate or, at the Company’s option, LIBOR, a cost of funds rate or the Bank’s fixed rate, plus, in each case, a range of 1.25% to 3.00% per anum, depending on the ratio of consolidated total funded debt to consolidated “EBITDA”, as each is defined in the Second Agreement. The term loan facility portion of the Second Agreement requires monthly interest payments and monthly payments of principal, based on a seven year amortization schedule, with a final payment due on the fifth anniversary of the Second Agreement. The Second Agreement requires compliance with certain covenants, including the maintenance of specified net worth, minimum consolidated total “EBITDA”, debt to income ratio and other financial ratios.
     The Second Agreement was amended on May 9, 2008, effective March 31, 2008, to revise certain financial targets within these covenants. Additionally, the Bank and the Company agreed to consolidate the revolving line of credit with the acquisition line of credit into a single line of credit of $25,000,000 to be used by the Company for general corporate purposes, including potential acquisitions. The Second Agreement was also amended on September 2, 2008 in connection with the acquisition of Dental Art, which increased the Company’s outstanding debt and therefore required an adjustment to an affected financial covenant. The Company further amended the

Notes to Condensed Consolidated Financial Statements (Continued)
agreement on December 16, 2008 to extend the maturity of the line of credit to November 7, 2011. The amendment changed the interest rate on both the line of credit and the term loan to prime rate or, at the Company’s option, LIBOR, a cost of funds rate, or the Bank’s fixed rate, plus, in each case, a range of 2.50% to 3.50% per anum, depending on the ratio of consolidated total funded debt to consolidated “EBITDA,” as each is defined in the Second Agreement and also increased the commitment fee on the unused portion of the line of credit from 0.125% to 0.50% per anum. In addition, the amendment revised certain financial targets within the covenants. Finally, on March 13, 2009, the Second Agreement was further amended to exclude $6,950,000 of goodwill impairment in the fourth quarter of 2008 from the calculation of “EBITDA,” used in determining compliance with certain financial covenants. These amendments did not change the total availability under the Second Agreement. While the Company was in compliance with its debt covenants as of June 30, 2009; it continues to closely monitor compliance with these covenants in future periods, particularly minimum consolidated total “EBITDA”, which may be negatively impacted by, among other things, potential declines in future earnings, including declines attributable to additional goodwill impairment.
     As of June 30, 2009, $12,739,000 was available under the consolidated revolving line of credit.
Long-Term Debt:

	December 31,	June 30,
	2008	2009
Term note	$24,583,000	$22,083,000
Borrowings classified as long term under the revolving line of credit	13,800,000	12,261,000
Borrowings classified as short term under the revolving line of credit	2,940,000	—
Other long-term debt	875,000	812,000

Total debt	42,198,000	35,156,000
Less: current maturities	8,055,000	5,095,000

Long-term debt, less current portion	$34,143,000	$30,061,000

     The table below reflects the expected repayment terms associated with the long-term debt at June 30, 2009. The weighted average interest rate associated with the Company’s borrowings as of June 30, 2009 was 3.5%.

June 30, 2009
Principal Due

For the remainder of fiscal 2009	$3,803,000
Fiscal 2010	5,082,000
Fiscal 2011	25,678,000
Fiscal 2012	84,000
Fiscal 2013	85,000
Thereafter	424,000

Total	$35,156,000

(8) Fair Value Measurements
     Effective January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements” (SFAS 157) and SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159). SFAS 157 defines fair value, establishes a framework for measuring fair value under GAAP and enhances disclosures about fair value measurements. Fair value is defined under SFAS 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS 157 establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value which are provided in the table below. SFAS 159 allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis. The adoption of both SFAS 157 and SFAS 159 had no material impact on the Company’s financial statements.
     In February 2008, the FASB issued FASB Staff Position (“FSP”) 157-2 that (1) partially deferred the effective date of SFAS 157 for one year for certain nonfinancial assets and nonfinancial liabilities and (2) removed certain leasing transactions from the scope of SFAS 157. SFAS 157 as amended by this FSP is effective for nonfinancial assets and liabilities in fiscal years beginning after November 15, 2008. The

Notes to Condensed Consolidated Financial Statements (Continued)
adoption of provisions of SFAS 157 for non-financial assets and liabilities did not have a material impact on the Company’s consolidated financial statements.
     The Company uses the market approach technique to value its financial instruments and there were no changes in valuation techniques during the six months ended June 30, 2009. The Company’s financial assets and liabilities are primarily comprised of investments in insurance contracts held as assets to satisfy outstanding retirement liabilities.
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
The following tables present information about the Company’s financial assets measured at fair value on a recurring basis as of June 30, 2009 and December 31, 2008. There were no liabilities that require disclosure:

		Quoted
		Prices in
		Active	Significant Other	Significant
	As of	Markets	Observable Inputs	Unobservable
Description	June 30, 2009	(Level 1)	(Level 2)	Inputs ( Level 3)

Financial Assets
Cash Surrender Value of Life Insurance	$5,542,000	—	$5,542,000	—

Total Financial Assets	$5,542,000	—	$5,542,000	—

		Quoted
		Prices in
		Active	Significant Other	Significant
	As of	Markets	Observable Inputs	Unobservable
Description	December 31, 2008	(Level 1)	(Level 2)	Inputs ( Level 3)

Financial Assets
Cash Surrender Value of Life Insurance	$5,479,000	—	$5,479,000	—

Total Financial Assets	$5,479,000	—	$5,479,000	—

Notes to Condensed Consolidated Financial Statements (Continued)
(9) Income Taxes
     The Company adopted FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109”, (“FIN 48”) on January 1, 2007. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. As of June 30, 2009, the Company’s unrecognized tax benefits approximated $1,497,000. The Company believes that it is reasonably possible that the unrecognized tax benefits of $1,497,000 and accruals for interest and penalties of $75,000 will be settled in 2009 as a result of an ongoing Internal Revenue Service examination of the Company’s U.S. income tax returns for 2003 through 2006.
(10) Recent Accounting Pronouncements
     In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”. This FSP provides additional guidance for estimating fair value in accordance with FASB 157, “Fair Value Measurements,” when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. This FSP emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. This FSP is effective for interim and annual reporting periods ending after June 15, 2009. The adoption of this FSP FAS 157-4 did not have an impact on our unaudited consolidated financial statements.
     In May 2009, the FASB issued SFAS No. 165, “Subsequent Events.” SFAS No. 165 identifies the following: the period after the balance sheet date during which management shall evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; the circumstances under which an entity shall recognize events or transactions occurring after the balance sheet date in its financial statements; and the disclosures that an entity shall make about events or transactions that occurred after the balance sheet date. This statement is effective for the Company’s second quarter 2009, and there was no effect from adoption of this standard.
     In June 2009, the FASB issued FAS 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162 which is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of this pronouncement will not have an impact on our consolidated financial statements.
(11) Segment Information
     The Company follows SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”). SFAS 131 establishes standards for disclosing information about reportable segments in financial statements. Laboratory operating income includes the direct profits generated by laboratories owned by the Company and excludes general and administrative expenses of the Company’s corporate location, including amortization expenses associated with the Company’s intangible assets, as well as interest expense.
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

Notes to Condensed Consolidated Financial Statements (Continued)
     The following table sets forth information about the Company’s operating segments for the three and six months ended June 30, 2008 and 2009.

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2008	June 30, 2009	June 30, 2008	June 30, 2009
Revenue:
NDX Laboratories	$32,681,178	$31,612,101	$64,690,514	$61,995,459
Green Dental Laboratory	5,479,961	4,998,182	10,779,170	10,028,003
Keller Group	6,756,211	6,385,844	13,196,932	12,484,533

Subtotal	44,917,350	42,996,127	88,666,616	84,507,995
Inter-segment Revenues:
NDX Laboratories	100,114	92,107	194,450	172,311
Green Dental Laboratory	118,042	60,627	175,686	145,657
Keller Group	119,613	88,791	188,235	175,716

Net Sales	$44,579,581	$42,754,602	$88,108,245	$84,014,311

Laboratory Operating Income:
NDX Laboratories	$4,210,940	$5,116,274	$8,808,165	$9,706,635
Green Dental Laboratory	1,466,819	1,296,983	2,604,664	2,469,219
Keller Group	983,526	1,166,255	1,830,246	2,237,753

	$6,661,285	$7,579,512	$13,243,075	$14,413,607

Total Assets:
NDX Laboratories	$92,965,853	$93,328,496	$92,965,853	$93,328,496
Green Dental Laboratory	26,655,551	26,154,135	26,655,551	26,154,135
Keller Group	25,986,928	25,525,999	25,986,928	25,525,999
Corporate	15,871,649	15,134,426	15,871,649	15,134,426

	$161,479,981	$160,143,056	$161,479,981	$160,143,056

Capital Expenditures:
NDX Laboratories	$1,736,418	$287,797	$4,958,851	$1,251,319
Green Dental Laboratory	27,454	6,217	96,480	18,651
Keller Group	60,943	7,654	174,264	46,755
Corporate	451,910	27,834	613,320	141,032

	$2,276,725	$329,502	$5,842,915	$1,457,757

Depreciation & Amortization on Property, Plant & Equipment:
NDX Laboratories	$707,845	$662,518	$1,395,258	$1,399,338
Green Dental Laboratory	79,294	85,121	166,976	170,700
Keller Group	129,345	137,746	256,598	273,837
Corporate	195,004	220,527	380,969	428,926

	$1,111,488	$1,105,912	$2,199,801	$2,272,801

Reconciliation of Laboratory Operating Income with reported Consolidated Operating Income:

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2008	June 30, 2009	June 30, 2008	June 30, 2009
Laboratory Operating Income	$6,661,285	$7,579,512	$13,243,075	$14,413,607
Less:
Corporate Selling, General and Administrative Expenses	2,739,331	3,014,423	5,809,980	5,856,547
Amortization Expense — Intangible Assets	270,914	417,848	550,836	731,342
Add:
Other Expense	210,234	230,226	368,417	449,814

Consolidated Operating Income	$3,861,274	$4,377,467	$7,250,676	$8,275,532

(12) Subsequent Events
     The Company has assessed the impact of subsequent events through August 6, 2009, the date of the issuance of the unaudited consolidated financial statements, and has concluded that there were no such events that require adjustment to the unaudited consolidated financial statements or disclosure in the notes to the unaudited consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the Unaudited Consolidated Financial
Statements and the related notes that appear elsewhere in this document.
     Certain statements in this Quarterly Report, particularly statements contained in this Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words “anticipate”, “believe”, “estimate”, “expect”, “plan”, “intend” and other similar expressions are intended to identify these forward-looking statements, but are not the exclusive means of identifying them. Forward-looking statements included in this Quarterly Report or hereafter included in other publicly available documents filed with the Securities and Exchange Commission (“SEC”), reports to our stockholders and other publicly available statements issued or released by us involve known and unknown risks, uncertainties, and other factors which could cause our actual results, performance (financial or operating) or achievements to differ from the future results, performance (financial or operating) or achievements expressed or implied by such forward-looking statements. Such future results are based upon our best estimates based upon current conditions and the most recent results of operations. Various risks, uncertainties and contingencies could cause our actual results, performance or achievements to differ materially from those expressed in, or implied by, the forward-looking statements contained in this Quarterly Report. These include, but are not limited to, those described under “Factors that may Affect Future Results” and under Part II Item 1A “Risk Factors” of this Quarterly Report as well as under Item 1A of our most recently filed Annual Report on Form 10-K for the fiscal year ended December 31, 2008. We assume no obligation to update these forward-looking statements contained in this report, whether as a result of new information, future events, or otherwise.
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

Recent Trends
     We believe that the economic recession in the United States has negatively impacted the entire dental laboratory industry, as price-sensitive consumers postpone elective dental work. The current economic crisis, coupled with high unemployment, tight credit and continued problems in the housing market continues to dampen consumer confidence and purchasing activities. Additionally, we believe that the low cost segment for United States manufactured dental prosthetics has declined as competition from offshore laboratories, primarily those located in China, has become more intensive. While our business has not traditionally focused on this low cost segment of the market, certain customers are sensitive to price competition. As a result, these increasing competitive pressures have somewhat constrained our ability to increase prices. Since 2007, these increasing competitive pressures in the form of low price competition have been partially responsible for decreasing revenues or revenue growth in several marketplaces. In 2008, we partnered with Dentsply-Prident to offer a high quality, economical restoration manufactured in China with FDA registered materials for those practices that are more price focused than our typical customer. We believe that this strategic product offering, which has been made available in select marketplaces based upon individual customer needs and is coupled with disclosures regarding country of origin, materials and our satisfaction guarantee, provides our dentists with a low-risk, outsourced restoration alternative. In addition, we face growing competition from technology-based solutions that allow dentists to fabricate their own restorations without the use of a dental laboratory. These trends appear to be restraining industry growth, and have impacted our results of operations.
     The main components of our costs are labor and related employee benefits as well as raw materials, including precious metals such as gold and palladium. Over the past several years, competition for labor resources and increases in medical insurance costs, as well as volatility in the prices of many precious metals that we use have driven these costs higher. Beginning in the fourth quarter of 2008 and continuing into 2009, we proactively reduced staffing levels to improve profitability and eliminate excess capacity in response to the economic recession and the decline in consumer discretionary spending. As a result of reductions in staffing levels, our costs for labor and related benefits in the first six months of 2009 were significantly lower than incurred during the same period in 2008. We have also focused on reducing discretionary operating expenses to manage through the current recessionary environment, and as a result our operating expenses were reduced in the first six months of 2009. Additionally, technology-based dental laboratory CAD-CAM manufacturing solutions have required us to make additional investments in capital equipment. Our ability to afford and utilize these CAD-CAM systems provides us the opportunity to centrally produce product for many of our laboratories at more efficient and profitable levels. We believe we have begun to recognize these efficiencies and will continue to focus on more completely leveraging this technology investment to reduce labor costs. Therefore, we believe that these investments are critical to our long-term business strategy.
     As described in more detail below, our focus on controlling costs has resulted in improved profitability, even in the current environment of declining sales primarily due to the economic recession. As the economy comes out of this recessionary period, we anticipate that our new cost structure and improvements in productivity will allow us to capitalize on the expected increase in demand for dental services, as patients who deferred these types of expenditures no longer do so.
Acquisitions
     We continue to pursue strategic acquisitions, which have played an important role in helping us increase sales from $111,753,000 in 2004 to $171,674,000 in 2008. In March 2005, we completed the acquisition of Green Dental Laboratories, Inc. (“Green”). Green is treated as a separate reportable segment for financial reporting purposes. In October 2006, we completed our largest acquisition to date, that of Keller Group, Incorporated (“Keller”) of St. Louis, Missouri. Keller is also treated as a separate reportable segment for financial reporting purposes. Most recently, in September 2008, we completed the acquisition of Dental Art Laboratories, Inc. (“Dental Art”) of Lansing, Michigan, which is a part of our NADX Laboratory segment.
     The acquisition of Keller has broadened our marketing strategies and product offerings. In recent years Keller has changed its focus from local markets in the Midwest to the national marketplace. In order to sustain this strategy,

Keller invests significantly in product advertising, primarily in dental print publications and direct mail, on products that can generate strong revenue growth. One of these products is the NTI-tss plustm device, an alternative to full-coverage bite guards that is also approved by the FDA for use in the treatment of medically diagnosed migraine pain and jaw disorders, for which we hold exclusive rights for the production of the laboratory fabricated version of this product through March 2023.
     We have used long-term debt to finance the purchase of Green, Keller and Dental Art. Future acquisitions may also be funded using available debt financing. As a result of these acquisitions, we are more highly leveraged than we were previously. Our interest expense has therefore become a more significant component of our pre-tax earnings. Interest expense in 2006 was $1,523,000 compared to $2,803,000 in 2007 and $2,110,000 in 2008. The decline in 2008 was primarily a result of decreases in interest rates. Similarly, for the six months ended June 30, 2009, interest expense declined $296,000 to $725,000 from $1,021,000 for the six months ended June 30, 2008.
Overview of Results of Operations
     Sales for the six months ended June 30, 2009 decreased by $4,094,000 or 4.7% to $84,014,000 for the six months ended June 30, 2009 from $88,108,000 for the six months ended June 30, 2008. Excluding sales of $3,873,000 from the acquisition of Dental Art in September 2008, sales decreased $7,967,000 or 9.0%. On a sales per day basis, with two less business days in the first six months of 2009 as compared to the first six months of 2008, this decrease in sales was 7.6%. The decline in sales for laboratories held more than one year was primarily attributable to decreased patient demand, beginning in the fourth quarter of 2008, as consumers started to delay certain dental work due to the economic recession, and this trend has continued into 2009.
     Despite the decline in revenues of $4,094,000, gross profit for the six month period ended June 30, 2009 decreased by only $426,000, and our gross margins increased from 41.9% in the first six months of 2008 to 43.4% in the first six months of 2009. Within our cost of sales, production labor costs decreased by $1,398,000 and production employee benefits costs decreased by $493,000, as a result of reduced staffing levels and reduced overtime. Materials costs declined by $1,591,000, as a result of lower volume and lower costs for precious metals. Laboratory overhead expenses decreased $190,000 primarily as a result of cost reduction efforts.
     Operating expenses decreased $1,450,000 or 4.9% in the first six months of 2009, including decreases in labor and benefits of $758,000 at our laboratories, as a result of reduced staffing levels and various other expense items including delivery service, travel, and advertising expenses, as a result of cost reduction efforts and lower fuel prices. As a result of our improved profitability at certain laboratories, laboratory incentive compensation increased $745,000 to $1,134,000 for the six months ended June 30, 2009 from $389,000 for the six months ended June 30, 2008. Accruals for corporate incentive compensation increased by $465,000 as a result of the achievement of defined earnings targets. Amortization expense increased $181,000 to $731,000 for the six months ended June 30, 2009 from $550,000 for the six months ended June 30, 2008. As a result of these factors, operating income increased $1,025,000 or 14.1% to $8,276,000 for the six months ended June 30, 2009 from $7,251,000 for the six months ended June 30, 2008.
     Due primarily to lower interest rates, decreases in interest expense contributed $296,000 to pre-tax earnings. As a result of reductions in staffing levels, enhanced cost control efforts, and declines in commodity prices and interest rates, net income increased by $771,000, or 21.3% to $4,389,000 for six months ended June 30, 2009 from $3,618,000 for the six months ended June 30, 2008. Our second quarter net income improvement of $393,000, an increase of 20.3% as compared to the same quarter of the prior year, follows an improvement of $378,000 in the first quarter.

Liquidity and Capital Resources
     On August 9, 2005, we entered into an amended and restated financing agreement (the “Amended Agreement”) with Bank of America, N.A. (the “Bank”). The Amended Agreement included a revolving line of credit of $5,000,000, a revolving acquisition line of credit of $20,000,000 and a term loan facility of $20,000,000. The interest rate on both revolving lines of credit and the term loan was the prime rate or, at our option, LIBOR, a cost of funds rate, or the Bank’s fixed rate plus a range of 1.25% to 2.25% per anum, depending on the ratio of consolidated funded debt to consolidated “EBITDA”, as defined in the Amended Agreement. The Amended Agreement required monthly payments of principal on the term loan, based on a seven year amortization schedule, with a final payment due on the fifth anniversary of the Amended Agreement. The Amended Agreement required compliance with certain covenants, including the maintenance of specified net worth, income and other financial ratios.
     In October 2006 we borrowed against our acquisition line of credit to finance our acquisition of Keller. In order to refinance the borrowings incurred for the Keller acquisition, we and the Bank executed a Second Amended and Restated Loan Agreement as of November 7, 2006 (the “Second Agreement”) comprising uncollateralized senior credit facilities totaling $60,000,000. The Second Agreement amended and restated the Amended Agreement (a) to increase the term loan facility to an aggregate principal amount of $35,000,000 and used the proceeds of the increase in the term loan to repay the portion of the outstanding principal balance under the acquisition line of credit and (b) to adjust the allocation of availability under the lines of credit by increasing the revolving line of credit to $10,000,000 ($5,000,000 of which may be used for future acquisitions) and decreasing the acquisition line of credit from $20,000,000 to $15,000,000. The interest rate on both lines of credit and the term loan was the prime rate or, at our option, LIBOR, a cost of funds rate or the Bank’s fixed rate, plus, in each case, a range of 1.25% to 3.00% per anum, depending on the ratio of consolidated total funded debt to consolidated “EBITDA”, as each is defined in the Second Agreement. The term loan facility portion of the Second Agreement requires monthly interest payments and monthly payments of principal, based on a seven year amortization schedule, with a final payment due on the fifth anniversary of the Second Agreement. The Second Agreement requires compliance with certain covenants, including the maintenance of specified net worth, minimum consolidated total “EBITDA”, debt to income ratio and other financial ratios.
     The Second Agreement was amended on May 9, 2008, effective March 31, 2008, to revise certain financial targets within these covenants. Additionally, we and the Bank agreed to consolidate the revolving line of credit with the acquisition line of credit into a single line of credit of $25,000,000 to be used by us for general corporate purposes, including potential acquisitions. The Second Agreement was also amended on September 2, 2008 in connection with the acquisition of Dental Art, which increased our outstanding debt and therefore required an adjustment to an affected financial covenant. We further amended the agreement on December 16, 2008 to extend the maturity of the line of credit to November 7, 2011. The amendment changed the interest rate on both the line of credit and the term loan to prime rate or, at our option, LIBOR, a cost of funds rate, or the Bank’s fixed rate, plus, in each case, a range of 2.50% to 3.50% per anum, depending on the ratio of consolidated total funded debt to consolidated “EBITDA,” as each is defined in the Second Agreement and also increased the commitment fee on the unused portion of the line of credit from 0.125% to 0.50% per anum. In addition, the amendment revised certain financial targets within the covenants. Finally, on March 13, 2009, we amended the Second Agreement to exclude the $6,950,000 goodwill impairment in the fourth quarter of 2008 discussed previously from the calculation of “EBITDA,” used in determining our compliance with certain financial covenants. These amendments did not change the total availability under the Second Agreement. While we were in compliance with our debt covenants as of June 30, 2009; we continue to closely monitor our compliance with these covenants in future periods, particularly minimum consolidated total “EBITDA”, which may be negatively impacted by, among other things, potential declines in future earnings, including declines attributable to additional goodwill impairment.
     As of June 30, 2009, $12,739,000 was available under the consolidated revolving line of credit.
Long-Term Debt:

	December 31,	June 30,
	2008	2009
Term note	$24,583,000	$22,083,000
Borrowings classified as long term under the revolving line of credit	13,800,000	12,261,000
Borrowings classified as short term under the revolving line of credit	2,940,000	—
Other long-term debt	875,000	812,000

Total debt	42,198,000	35,156,000
Less: current maturities	8,055,000	5,095,000

Long-term debt, less current portion	$34,143,000	$30,061,000

     The table below reflects the expected repayment terms associated with the long-term debt at June 30, 2009. The weighted average annual interest rate on all of our borrowings was 3.5% as of June 30, 2009.

June 30, 2009
Principal Due

For the remainder of fiscal 2009	$3,803,000
Fiscal 2010	5,082,000
Fiscal 2011	25,678,000
Fiscal 2012	84,000
Fiscal 2013	85,000
Thereafter	424,000

Total	$35,156,000

Liquidity:
     Our working capital increased by $2,663,000 to $12,190,000 at June 30, 2009 from $9,527,000 at December 31, 2008. Operating activities provided $7,453,000 in cash flow for the six months ended June 30, 2009 compared to $7,282,000 during the six months ended June 30, 2008, an increase of $171,000. The increase in cash flow provided by operating activities during the six months ended June 30, 2009 is due primarily to increased net income of $771,000, increased depreciation and amortization of $265,000, increased payroll and bonus accruals of $980,000, offset by decreases in accounts payable of $1,995,000, due to timing, relative to the six months ended June 30, 2008.
     Investing activities consumed $1,070,000 in cash flow for the six months ended June 30, 2009 compared to $7,501,000 during the six months ended June 30, 2008, a decrease of $6,431,000. Capital expenditures decreased $3,354,000 to $1,031,000 for the six month period ended June 30, 2009 from $4,385,000 for the six month period ended June 30, 2008, primarily due to lower spending on new facilities. In addition, for the six months ended June 30, 2008, cash outflows related to deferred purchase price payments associated with prior period dental laboratory acquisitions totaled $1,278,000 and cash outflows related to notes receivable totaled $2,000,000, while there were no such outflows in 2009.
     For the six months ended June 30, 2009, financing activities consumed $6,726,000 compared to providing $574,000 for the six months ended June 30, 2008. The increased use of cash in financing activities of $7,300,000 is attributable to repayments on our revolving line of credit primarily as a result of greater availability of cash, due in large part to lower investing activities and increases in cash provided by operating activities, as discussed above.
     We believe that cash flow from operations and available financing will be sufficient to meet contemplated operating and capital requirements such as those discussed below, for the foreseeable future.

Commitments and Contingencies
     The following table represents a list of our contractual obligations and commitments as of June 30, 2009:

	Payments Due By Period
		Less Than			Greater Than
	Total	1 Year	1 - 3 Years	4 - 5 Years	5 Years
Term Loan Facility	$22,083,000	$5,000,000	$17,083,000	$—	$—
Line of Credit	12,261,000	—	12,261,000	—	—
Interest Expense	2,654,000	1,047,000	1,506,000	56,000	45,000
Capital Leases	812,000	95,000	168,000	170,000	379,000
Operating Leases:
Real Estate	20,074,000	3,865,000	6,790,000	4,751,000	4,668,000
Vehicles	664,000	449,000	215,000	—	—
Equipment	211,000	100,000	89,000	22,000	—
Laboratory Purchase Obligations	300,000	300,000	—	—	—

	$59,059,000	$10,856,000	$38,112,000	$4,999,000	$5,092,000

     Bank borrowings on the term loan facility, with repayment terms greater than one year, are classified as long-term debt on the balance sheet. Certain amounts borrowed for acquisitions on the line of credit have been classified as long-term debt. Interest expense payments, included in the above table, related to the term loan facility and line of credit have been projected using the weighted average interest rate associated with current borrowings which is 3.5%.
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
Results of Operations
     The following table sets forth for the periods indicated the percentage of net sales represented by certain items in our unaudited consolidated financial statements:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2008	2009	2008	2009
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	58.1	56.0	58.1	56.6

Gross profit	41.9	44.0	41.9	43.4
Selling, general and administrative expenses	33.2	33.8	33.6	33.5

Operating income	8.7	10.2	8.3	9.9
Other expense	0.5	0.5	0.4	0.5
Interest expense	1.2	0.9	1.2	0.9

Income before provision for income taxes	7.0	8.8	6.7	8.5
Provision for income taxes	2.7	3.3	2.6	3.3

Net income	4.3%	5.5%	4.1%	5.2%

Six Months Ended June 30, 2009 compared with Six Months Ended June 30, 2008
   Net Sales
     Net sales decreased $4,094,000 or 4.6% to $84,014,000 for the six months ended June 30, 2009 from $88,108,000 for the six months ended June 30, 2008. Excluding sales of $3,873,000 from the acquisition of Dental Art in September 2008, sales decreased $7,967,000, or 9.0% for the six months ended June 30, 2009 compared to the six months ended June 30, 2008. On a sales per day basis, with two less business days in the first six months of 2009 as compared to the first six months of 2008, this decrease in sales was 7.6% for the first six months of 2009 when compared to the first six months of 2008. The decline in sales for laboratories held more than one year was primarily attributable to decreased patient demand, beginning in the fourth quarter of 2008, as consumers started to delay elective dental work due to economic uncertainties, a trend that has continued into 2009. Net sales decreased approximately $700,000, or 5.4%, in the Keller operating segment and decreased approximately $721,000, or 6.8%, in the Green operating segment. Net sales decreased approximately $2,673,000 in the NDX Laboratories operating segment. Excluding the Dental Art acquisition, the NDX Laboratories operating segment sales decreased approximately $6,546,000 or 10.1%.
   Cost of Goods Sold
     Our cost of goods sold decreased by $3,668,000 or 7.2% to $47,565,000 for the six months ended June 30, 2009 from $51,233,000 for the six months ended June 30, 2008. As a percentage of sales, cost of goods sold decreased from 58.1% to 56.6%, primarily resulting from decreases in labor and employee benefits and materials expense in all operating segments.
     Production labor decreased by approximately $1,398,000 and related benefits decreased by approximately $493,000 for the six months ended June 30, 2009, compared to the six months ended June 30, 2008. Excluding the Dental Art acquisition, production labor and benefits decreased approximately $3,223,000 or 11.1% for the six months ended June 30, 2009, as compared to 2008. These decreases in expense resulted from a reduction in staffing levels. Production labor and benefits expense as a percentage of sales decreased to 32.4% for the six months ended June 30, 2009 from 33.1% for the six months ended June 30, 2008. Green’s production labor and benefits costs were 28.4% of sales for the six months ended June 30, 2009 compared to 28.3% for the six months ended June 30, 2008; Keller’s production labor and benefits costs were 22.1% of sales compared to 22.8% for these same periods; and NDX Laboratories’ production labor and benefits costs were 35.1% of sales compared to 35.9% for these same periods.
     The cost of raw materials as a percentage of sales decreased to 15.1% for the six months ended June 30, 2009 from 16.2% for the six months ended June 30, 2008. As a result of lower commodity costs, during the first six months of 2009, the average cost of palladium, a precious metal used as a component of many dental alloys, decreased by 51.1% over the average cost in the first six months of 2008, while the average cost for gold was relatively stable in comparison.
    Selling, General and Administrative Expenses
     Operating expenses, which consist of selling, delivery and administrative expenses both at the laboratory and corporate level, decreased by $1,450,000 or 4.9% to $28,174,000 for the six months ended June 30, 2009 compared to $29,624,000 for the six months ended June 30, 2008. Operating expenses as a percentage of net sales decreased to 33.5% in 2009 from 33.6% for the six months ended June 30, 2008. As a percentage of net sales, administrative expenses decreased to 9.0% for the six months ended June 30, 2009 from 9.9% for the six months ended June 30, 2008. As a percentage of net sales, delivery expenses decreased to 8.9% of sales in 2009 from 9.3% for the six months ended June 30, 2008. Selling expenses decreased to 6.5% in 2009 from 6.7% of sales for the six months ended June 30, 2008. Selling expenses in 2009 for the Keller segment were 14.4% of sales, or $1,773,000 compared to 16.5% of sales or $2,150,000 for 2008.
     The net decrease of $1,450,000 in our operating expenses in the first six months of 2009 compared to the same period in 2008 was primarily attributable to the following items:

•	Reductions in administrative expenses at the laboratory level, including $671,000 in decreased compensation and benefits and various other declines, including reduced travel costs of $145,000 and training and recruiting costs of $130,000— $1,437,000;

•	Decreases in delivery expenses, including reductions in labor and benefits of $425,000 and decreases in fuel and delivery services of $537,000 — $989,000;

•	Reductions in selling expenses, including decreased customer loyalty and promotional expenses of $453,000 and decreased travel related expenses of $122,000 — $730,000;

•	Reductions in compensation and benefits at the corporate level — $195,000;

•	Reductions in the expense related to deferred compensation accruals for our supplemental executive retirement plans and the cost of the underlying life insurance policies — $120,000;
      partially offset by:
•	Additional operating and amortization expense associated with the Dental Art acquisition— $850,000;

•	Increases in accruals for laboratory incentive compensation as a result of increased profit performance at certain laboratories — $695,000;

•	Increases in accruals for corporate incentive compensation as a result of the achievement of defined earnings targets — $465,000;

•	Impairment associated with trade names — $104,000.
    Operating Income
     As a result of the above factors, our operating income increased by $1,025,000 to $8,276,000 for the six months ended June 30, 2009 from $7,251,000 for the first six months of 2008. As a percentage of net sales, operating income increased to 9.9% for the first six months of 2009 from 8.2% for the first six months of 2008.
   Interest Expense
     Due primarily to lower interest rates, interest expense declined $296,000 to $725,000 for the six months ended June 30, 2009 from $1,021,000 for the six months ended June 30, 2008.
    Provision for Income Taxes
     The provision for income taxes increased by $469,000 to $2,712,000 for the six months ended June 30, 2009 from $2,243,000 in 2008. The 38.2% effective tax rate estimated for the first six months ended June 30, 2009 remained essentially unchanged from the 38.3% effective tax rate for the six months ended June 30, 2008.
    Net Income
     As a result of all the factors discussed above, net income increased $771,000, or 21.3% to $4,389,000 or $0.77 per share on a diluted basis for the six months ended June 30, 2009 from $3,618,000 or $0.64 per share on a diluted basis for the six months ended June 30, 2008.

Three Months Ended June 30, 2009 compared with Three Months Ended June 30, 2008
   Net Sales
     Net sales decreased $1,825,000 or 4.1% to $42,755,000 for the quarter ended June 30, 2009 from $44,580,000 for the quarter ended June 30, 2008. Excluding sales of $1,969,000 from the acquisition of Dental Art in September 2008, sales decreased $3,794,000, or 8.5% for the quarter ended June 30, 2009 compared to the quarter ended June 30, 2008 for reasons previously discussed in the six month comparison. Net sales decreased approximately $340,000, or 5.1%, in the Keller operating segment, $424,000, or 7.9%, in the Green operating segment and, excluding the Dental Art acquisition, $3,030,000 or 9.3%, in the NDX Laboratories operating segment.
   Cost of Goods Sold
     Our cost of goods sold decreased by $1,988,000 or 7.7% to $23,927,000 for the quarter ended June 30, 2009 from $25,915,000 for the quarter ended June 30, 2008. As a percentage of sales, cost of goods sold decreased from 58.1% to 56.0%, primarily resulting from decreases in labor and employee benefits and materials expense in all operating segments.
     Production labor decreased by approximately $629,000 and related benefits decreased by approximately $136,000 for the quarter ended June 30, 2009, compared to the quarter ended June 30, 2008. Excluding the Dental Art acquisition, production labor and benefits decreased approximately $1,414,000 or 9.7% for the quarter ended June 30, 2009, as compared to 2008. These decreases in expense resulted from a reduction in staffing levels. Production labor and benefits expense as a percentage of sales decreased to 32.3% for the quarter ended June 30, 2009 from 32.7% for the quarter ended June 30, 2008. Green’s production labor and benefits costs were 28.0% of sales for the quarter ended June 30, 2009 compared to 27.0% for the quarter ended June 30, 2008; Keller’s production labor and benefits costs were 22.3% of sales compared to 22.7%; and NDX Laboratories’ production labor and benefits costs were 35.0% of sales compared to 35.7%.
     The cost of raw materials as a percentage of sales decreased to 15.0% for the quarter ended June 30, 2009 from 16.4% for the quarter ended June 30, 2008 for reasons previously discussed in the six month comparison.
   Selling, General and Administrative Expenses
     Operating expenses, which consist of selling, delivery and administrative expenses both at the laboratory and corporate level, decreased by $353,000 or 2.4% to $14,450,000 for the quarter ended June 30, 2009 compared to $14,804,000 for the quarter ended June 30, 2008. Operating expenses as a percentage of net sales increased to 33.8% in 2009 from 33.2% in 2008. As a percentage of net sales, administrative expenses decreased to 9.0% for the quarter ended June 30, 2009 from 10.0% for the quarter ended June 30, 2008. As a percentage of net sales, delivery expenses decreased to 10.0% for the quarter ended June 30, 2009 from 9.5% in 2008. Selling expenses decreased to 6.4% of sales for the quarter ended June 30, 2009 from 6.6% in 2008. Selling expenses in the second quarter of 2009 for the Keller segment were 14.2% of sales, or $894,000 compared to 15.5% of sales or $1,026,000 for 2008.
     The net decrease of $353,000 in our operating expenses in the second quarter of 2009 compared to the same period in 2008 was primarily attributable to the following items:
•	Reductions in administrative expenses at the laboratory level, including $247,000 in decreased compensation and benefits and various other declines — $769,000;

•	Decreases in delivery expenses, including reductions in labor and benefits of $215,000 and decreases in fuel and delivery services of $318,000 — $548,000;

•	Reductions in selling expenses, including decreased customer loyalty and promotional expenses of $179,000 and decreased travel related expenses of $48,000 — $304,000;

•	Reductions in compensation and benefits at the corporate level — $200,000;

      partially offset by:
•	Additional operating and amortization expense associated with the Dental Art acquisition — $489,000;

•	Increases in accruals for laboratory incentive compensation as a result of increased profit performance at certain laboratories — $389,000;

•	Increases in accruals for corporate incentive compensation as a result of the achievement of defined earnings targets — $405,000;

•	Impairment associated with trade names — $104,000;
   Operating Income
     As a result of the above factors, our operating income increased by $516,000 to $4,377,000 for the quarter ended June 30, 2009 from $3,861,000 in the corresponding quarter of 2008. As a percentage of net sales, operating income increased to 10.2% for the second quarter of 2009 from 8.7% for the second quarter of 2008.
   Interest Expense
     Due primarily to lower interest rates, interest expense declined $133,000 to $380,000 for the quarter ended June 30, 2009 from $513,000 for the quarter ended June 30, 2008.
   Provision for Income Taxes
     The provision for income taxes increased by $236,000 to $1,437,000 for the quarter ended June 30, 2009 from $1,201,000 in 2008. The 38.1% effective tax rate estimated for the quarter ended June 30, 2009 remained essentially unchanged from the 38.3% effective tax rate for the quarter ended June 30, 2008.
   Net Income
     As a result of all the factors discussed above, net income increased $393,000, or 20.3% to $2,330,000 or $0.40 per share on a diluted basis for the quarter ended June 30, 2009 from $1,937,000 or $0.34 per share on a diluted basis for the quarter ended June 30, 2008.
Operating Segment Results
     Our business consists of a single industry segment, which is the design, fabrication, marketing and sale of custom dental prosthetic appliances for and to dentists in the United States and Canada. We report on three operating segments within this single industry segment. These three segments are known as Green Dental, representing the operations of Green Dental Laboratories, Inc. of Heber Springs, Arkansas, which we acquired in March 2005; Keller, representing the operations of Keller Group, Incorporated with laboratories in St. Louis, Missouri and Louisville, Kentucky, which we acquired in October, 2006; and NDX Laboratories, which represents our remaining laboratories (including Dental Art, which we acquired in September, 2008).

	Three Months Ended June 30,
	2008	2009	$ Change	% Change
Revenue:
NDX Laboratories	$32,681,178	$31,612,101	$(1,069,077)	(3.3)%
Green Dental Laboratory	5,479,961	4,998,182	(481,779)	(8.8)
Keller Group	6,756,211	6,385,844	(370,367)	(5.5)

Subtotal	44,917,350	42,996,127	(1,921,223)	(4.3)
Less: Inter-segment Revenues	337,769	241,525	(96,244)	(28.5)

Net Sales	$44,579,581	$42,754,602	$(1,824,979)	(4.1)

Laboratory Operating Income:
NDX Laboratories	$4,210,940	$5,116,274	$905,334	21.5
Green Dental Laboratory	1,466,819	1,296,983	(169,836)	(11.6)
Keller Group	983,526	1,166,255	182,729	18.6

Laboratory Operating Income	$6,661,285	$7,579,512	$918,227	13.8

	Six Months Ended June 30,
	2008	2009	$ Change	% Change
Revenue:
NDX Laboratories	$64,690,514	$61,995,459	$(2,695,055)	(4.2)%
Green Dental Laboratory	10,779,170	10,028,003	(751,167)	(7.0)
Keller Group	13,196,932	12,484,533	(712,399)	(5.4)

Subtotal	88,666,616	84,507,995	(4,158,621)	(4.7)
Less: Inter-segment Revenues:	558,371	493,684	(64,687)	(11.6)

Net Sales	$88,108,245	$84,014,311	$(4,093,934)	(4.6)

Laboratory Operating Income:
NDX Laboratories	$8,808,165	$9,706,635	$898,470	10.2
Green Dental Laboratory	2,604,664	2,469,219	(135,445)	(5.2)
Keller Group	1,830,246	2,237,753	407,507	22.3

Laboratory Operating Income	$13,243,075	$14,413,607	$1,170,532	8.8

Six Months Ended June 30, 2009 compared with Six Months Ended June 30, 2008
NDX Laboratories
     For the six months ended June 30, 2009, before elimination of inter-segment revenues, sales in this segment decreased by $2,695,000 or 4.2%. Excluding sales of $3,873,000 from the acquisition of Dental Art in September 2008, sales decreased $6,546,000, or 10.1% for the first six months of 2009 compared to the first six months of 2008. Gross profit as a percentage of sales increased to 40.1% for the six months ended June 30, 2009 compared to 38.5% for the six months ended June 30, 2008. Excluding Dental Art, production labor and benefits decreased $2,784,000 or 12.0% due primarily to a reduction in staffing levels. Materials expense decreased to 14.4% of sales in 2009 from 15.8% of sales in 2008, primarily as a result of declines in the cost of precious metal. Excluding Dental Art, materials costs declined $1,836,000 with approximately $900,000 attributable to lower materials costs and $936,000 attributable to lower volume. Excluding Dental Art, cost of goods sold decreased $5,007,000.
     Operating expenses, excluding Dental Art, decreased by $2,244,000 to $13,600,000 in 2009 from $15,844,000 in 2008. This decrease substantially resulted from decreases in labor and benefits of $1,042,000, decreases in marketing and promotional expenses of $202,000, decreases in various administrative expenses of $583,000, and decreases in fuel and delivery service of $257,000.
     Laboratory operating income as a percentage of sales for NDX Laboratories increased to 15.7% for the six months ended June 30, 2009 from 13.5% for the six months ended June 30, 2008 as a result of the factors discussed above.

Green Dental Laboratory
     The sales decrease before elimination of inter-segment revenues for the six months ended June 30, 2009 in this segment was $751,000 or 7.0%. Gross profit as a percentage of sales, increased to 48.9% for the six months ended June 30, 2009 from 48.8% for the six months ended June 30, 2008. Production labor and benefit costs for the six months ended June 30, 2009 decreased $189,000 while materials costs decreased $243,000 due to lower sales volume and lower materials costs. Precious metal usage continued to decline as precious metal-based unit volume was down in favor of zirconia-based, CAD-CAM produced units.
     As a result of the factors discussed above, laboratory operating income as a percentage of sales for Green increased slightly to 25.0% for the six months ended June 30, 2009 from 24.9% for the six months ended June 30, 2008. However, Green’s laboratory operating income decreased by $135,000 for the six months ended June 30, 2009 as compared to the same period in 2008, primarily due to decreased sales within a laboratory that historically has been, and continues to be, our most profitable operating segment due to economies of scale and previously enacted cost control measures.
Keller Group
     For the six months ended June 30, 2009, sales decreases before elimination of inter-segment revenues in this segment were $712,000 or 5.4%. Gross profit as a percentage of sales increased to 55.3% for the six months ended June 30, 2009 from 53.0% for the six months ended June 30, 2008, primarily as a result of decreased materials cost, including precious metals, and decreased labor and benefit costs. Selling and marketing expenses decreased by $377,000 in the six months ended June 30, 2009 compared to 2008 primarily due to decreased advertising. As a result of this decrease, selling costs decreased to 14.4% of sales in 2009 from 16.5% of sales in 2008.
     As a result of the factors discussed above, laboratory operating income as a percentage of sales for Keller increased to 18.2% for the six months ended June 30, 2009 compared to 14.4% for the six months ended June 30, 2008, a $408,000 increase for the six month period ended June 30, 2009 as compared to the same period in 2008.
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
     At June 30, 2009, we had variable rate debt of $33,344,000 associated with our credit facility. Based on this amount, the earnings and cash flows impact for the next year resulting from a one percentage point increase in interest rates would be approximately $212,000, net of tax, holding other variables constant.
     We have investments in a Canadian subsidiary. The net assets of this subsidiary are exposed to volatility in current exchange rates. Translation gains and losses related to the net assets of this subsidiary are included in accumulated other comprehensive income.

Item 4. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures.
     We carried out an evaluation, with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of June 30, 2009. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2009, our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e), were effective to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission is accumulated and communicated to management, including the CEO and CFO, to allow timely decisions regarding required disclosure.
(b) Changes in Internal Controls.
     No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings:
     We are subject to ordinary course litigation incidental to our business. Our management believes that the outcome of this litigation, individually or in the aggregate, will not have a material adverse effect upon our operations or financial condition and will not disrupt our normal operations. Refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, as filed with the SEC on March 16, 2009, for a discussion of certain litigation matters.
Item 1A. Risk Factors:
     There have been no material changes to the risk factors previously disclosed in Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, as filed with the SEC on March 16, 2009.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds:
     In November 2002, we announced that our Board of Directors approved the repurchase by us of up to 300,000 shares of our common stock pursuant to a stock repurchase program. During the six months ended June 30, 2009, we did not repurchase any shares of our common stock. We continue to consider repurchases on the open market or in privately-negotiated transactions, at management’s discretion, in each case subject to applicable securities law. In addition, before making any repurchases, we are required to obtain approval from our lender under the terms of the credit facility. The following table provides information about our repurchase activity during the first six months of 2009 and the number of shares that may yet be purchased under our stock repurchase program.
Issuer Purchases of Equity Securities

Maximum Number
			Total Number of	of Shares that
			Shares Purchased	May Yet Be
	Total Number	Average	as Part of Publicly	Purchased Under
	of Shares	Price Paid	Announced Plans	the Plans or
Fiscal Period	Purchased	per Share	or Programs	Programs
January 1, 2009 - June 30, 2009	—	$—	—	206,700
     We did not repurchase any of our equity securities during the six months ended June 30, 2009 or engage in any transactions during such period reportable pursuant to Item 703 of Regulation S-K.
Item 3. Defaults upon Senior Securities:
     Not Applicable
Item 4. Submission of Matters to a Vote of Security Holders:
     Our Special Meeting in Lieu of an Annual Meeting of Stockholders was held on May 12, 2009. At the meeting, the following matters were voted upon and approved:
(a)	Proposal to elect the following persons as directors.

		Number of Votes
	Number of Votes Cast	Withheld
Name	for Nominee	from Nominee

David L. Brown	4,311,436	617,388
Thomas E. Callahan	4,360,057	568,767
Jack R. Crosby	4,253,778	675,046
David V. Harkins	4,184,503	744,321
Norman F. Strate	4,322,703	606,121
James E. Mulvihill, D.M.D	4,360,207	568,617
(b)	Proposal to approve an amendment to the 1992 Employees’ Stock Purchase Plan (the “ESPP”) to increase the number of shares reserved for issuance under the ESPP by 250,000 shares.

Number of Votes Cast	Number of Votes Cast	Number of Votes	Number of
for Proposal	Against Proposal	Abstained	Broker Non-Votes

3,706,155	71,273	8,239	1,143,157

(c)	Proposal to ratify the selection of PricewaterhouseCoopers LLP as our independent auditors for the fiscal year ending December 31, 2009.

Number of Votes Cast	Number of Votes Cast	Number of Votes
for Proposal	Against Proposal	Abstained

4,914,548	9,647	4,629
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

NATIONAL DENTEX CORPORATION Registrant
August 6, 2009	By:	/s/ DAVID L. BROWN
David L. Brown
President, CEO and Director (Principal Executive Officer)

August 6, 2009	By:	/s/ WAYNE M. COLL
Wayne M. Coll
Vice President and Chief Financial Officer (Principal Financial Officer)

Exhibit Index

Exhibit
No.	Description

10.1(1)*	Form of Incentive Stock Option Agreement with extended exercisability on retirement.

10.2 (1)*	Form of Non-qualified Stock Option Agreement with extended exercisability on retirement.

10.3 (2)*	Third Amendment to the 1992 Employees’ Stock Purchase Plan.

31.1	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act (Chief Executive Officer).

31.2	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act (Chief Financial Officer).

32.1	Certification pursuant to 18 U.S.C. Section 1350 (Chief Executive Officer).

32.2	Certification pursuant to 18 U.S.C. Section 1350 (Chief Financial Officer).

(1)	Incorporated by reference from the Current Report on Form 8-K as filed with the Commission on April 23, 2009.

(2)	Incorporated by reference from the Registration Statement of Form S-8 (File No. 333-159637) as filed with the Commission on June 1, 2009.

*	This exhibit relates to a management contract or to a compensatory plan or arrangement. The file number for our Exchange Act reports is 0-23092.