Form 10-Q
period 2009-09-30
NATIONAL DENTEX CORP /MA/
filed 2009-11-05
CIK 913616

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of November 5, 2009, 5,764,075 shares of the registrant’s Common Stock, par value $.01 per share, were outstanding.

NATIONAL DENTEX CORPORATION
FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2009

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements:
NATIONAL DENTEX CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	December 31,	September 30,
	2008	2009
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,109,943	$1,348,985
Accounts receivable:
Trade, less allowance of $492,000 in 2008 and $572,000 in 2009	16,701,139	15,880,820
Other	2,527,168	1,610,282
Inventories	6,991,385	7,038,974
Prepaid expenses	3,688,057	4,062,014
Deferred tax asset	931,919	1,263,625
Property held for sale	69,822	—

Total current assets	33,019,433	31,204,700

PROPERTY, PLANT AND EQUIPMENT:
Land and buildings	7,535,015	7,535,015
Leasehold and building improvements	18,890,911	19,292,014
Laboratory equipment	22,503,086	22,065,390
Furniture and fixtures	8,721,724	8,529,943

	57,650,736	57,422,362
Less — Accumulated depreciation and amortization	24,213,721	25,782,196

Net property, plant and equipment	33,437,015	31,640,166

OTHER LONG-TERM ASSETS:
Goodwill	69,384,320	69,384,287
Trade names	9,977,917	9,919,196
Customer relationships	6,210,176	5,568,783
Non-competition agreements	1,583,895	1,364,124
Other assets	7,902,147	7,912,398

Total other assets	95,058,455	94,148,788

Total assets	$161,514,903	$156,993,654

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Revolving line of credit	$2,939,978	$—
Current portion of long-term debt	5,115,032	5,089,328
Accounts payable	3,541,996	3,875,582
Accrued liabilities:
Payroll and employee benefits	7,574,971	9,809,536
Deferred acquisition costs	300,000	300,000
Other accrued expenses	4,019,992	4,013,355

Total current liabilities	23,491,969	23,087,801

LONG-TERM LIABILITIES:
Long-term debt	34,142,891	22,580,879
Deferred compensation	6,114,609	6,487,128
Other accrued expenses	1,419,561	1,622,954
Deferred tax liability	5,853,821	6,071,569

Total long-term liabilities	47,530,882	36,762,530

COMMITMENTS AND CONTINGENCIES (Note 7)
STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value
Authorized — 500,000 shares
None issued and outstanding	—	—
Common stock, $.01 par value
Authorized — 8,000,000 shares
Issued and Outstanding — 5,663,749 shares at December 31, 2008 and 5,758,348 shares at September 30, 2009	56,637	57,583
Paid-in capital	19,522,536	20,242,155
Retained earnings	71,312,895	76,760,735
Other comprehensive (loss) income	(400,016)	82,850

Total stockholders’ equity	90,492,052	97,143,323

Total liabilities and stockholders’ equity	$161,514,903	$156,993,654

The accompanying notes are an integral part of these consolidated financial statements.

NATIONAL DENTEX CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2008	2009	2008	2009
Net sales	$42,302,267	$39,006,307	$130,410,512	$123,020,618
Cost of goods sold	25,750,109	23,170,043	76,983,200	70,734,790

Gross profit	16,552,158	15,836,264	53,427,312	52,285,828
Selling, general and administrative expenses	14,369,341	13,179,346	43,993,819	41,353,378
Goodwill impairment	—	263,537	—	263,537

Operating income	2,182,817	2,393,381	9,433,493	10,668,913
Other expense	211,440	168,977	579,857	618,791
Interest expense	519,952	292,252	1,541,039	1,017,058

Income before provision for income taxes	1,451,425	1,932,152	7,312,597	9,033,064
Provision for income taxes	659,953	873,412	2,903,303	3,585,224

Net income	$791,472	$1,058,740	$4,409,294	$5,447,840

Net income per share — basic	$.14	$.18	$.79	$.95

Net income per share — diluted	$.14	$.18	$.78	$.95

Weighted average shares outstanding — basic	5,654,546	5,771,421	5,597,829	5,727,672

Weighted average shares outstanding — diluted	5,664,840	5,823,359	5,621,707	5,746,128

The accompanying notes are an integral part of these consolidated financial statements.

NATIONAL DENTEX CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,	September 30,
	2008	2009
Cash flows from operating activities:
Net income	$4,409,294	$5,447,840
Adjustments to reconcile net income to net cash provided by operating activities, net of effects of acquisitions:
Depreciation and amortization	4,229,713	4,384,039
Gain on disposal of property, plant and equipment	(5,293)	(340,012)
Impairment of goodwill	—	263,537
Impairment of long-lived assets	—	104,000
Benefit for deferred income taxes	(60,945)	(145,264)
Provision for bad debts	79,563	186,897
Losses on write-down of inventories	102,589	95,477
Stock-based compensation expense	400,926	404,064
Other non-cash items	(61,864)	—
Changes in operating assets and liabilities, net of effects of acquisitions:
(Increase) decrease in accounts receivable	(193,178)	1,610,993
Increase in inventories	(240,794)	(118,119)
Decrease (increase) in prepaid expenses	183,561	(371,728)
Decrease (increase) in other assets	478,219	(12,153)
Increase in accounts payable and accrued liabilities	852,560	2,811,034

Net cash provided by operating activities	10,174,351	14,320,605

Cash flows from investing activities:
Payment for acquisitions, net of cash acquired	(10,000,000)	—
Payment of deferred purchase price	(1,277,068)	—
Increase in notes receivable	(2,000,000)	—
Premiums paid for life insurance policies	(318,287)	(166,845)
Proceeds received from life insurance policies	—	116,284
Additions to property, plant and equipment	(6,465,794)	(1,257,428)
Cash proceeds from the disposition of property, plant, and equipment	319,439	444,097

Net cash used in investing activities	(19,741,710)	(863,892)

Cash flows from financing activities:
Borrowings of revolving line of credit	42,548,416	38,572,977
Repayments of revolving line of credit	(42,894,197)	(49,262,255)
Borrowings of long-term debt	13,800,000	—
Repayments of long-term debt	(3,831,754)	(3,838,968)
Net proceeds from issuance of common stock	560,812	316,501

Net cash provided by (used in) financing activities	10,183,277	(14,211,745)
Effect of exchange rate changes on cash	(24,324)	(5,926)

Net increase (decrease) in cash and cash equivalents	591,594	(760,958)
Cash and cash equivalents at beginning of period	1,689,391	2,109,943

Cash and cash equivalents at end of period	$2,280,985	$1,348,985

The accompanying notes are an integral part of these consolidated financial statements.

NATIONAL DENTEX CORPORATION
Notes to Consolidated Financial Statements
September 30, 2009
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
(2) Acquisitions
     The Company has participated in the acquisition of dental laboratories that have been recorded as business combinations. Certain factors, such as the laboratory’s assembled workforce, technical skills, and value as a going concern result in the recognition of goodwill. All acquisitions consummated prior to December 31, 2008 have been reflected in the accompanying consolidated financial statements from the date of acquisition and have been accounted for as purchase business combinations in accordance with U.S. Generally Accepted Accounting Principles (GAAP). In connection with certain acquisition agreements, the Company incurred contractual obligations associated with deferred purchase price payments, which are not contingent on any future actions or performance measures. These deferred payments were recorded as a liability upon consummation of the acquisition and were included in the acquisition purchase price.
     In December 2007, the Financial Accounting Standards Board (FASB) issued an accounting standard amending the accounting for business combinations. The amendment established principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements, the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of business combinations. The amendment is effective on a prospective basis for financial statements issued for fiscal years beginning after December 15, 2008. Accordingly, any future business combination we enter into will be subject to this new standard. The amendment will impact financial statements at the acquisition date and in subsequent periods.
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
     There were no acquisitions of dental laboratory operations in the first nine months of 2009.

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

	Nine Months Ended
	September 30,	September 30,
	2008	2009
	(unaudited)
Net sales	$135,595,000	$123,021,000
Net income	4,873,000	5,448,000
Net income per share:
Basic	$0.87	$0.95
Diluted	$0.87	$0.95
(3) Goodwill and Other Intangible Assets
     The Company continually evaluates whether events and circumstances have occurred that indicate that the value of goodwill has been impaired. In addition, goodwill is evaluated for possible impairment on an annual basis, based on a two-step process. The Company has selected June 30th as the date for the annual assessment of goodwill impairment.
     The first step is used to identify potential impairment and involves comparing each reporting unit’s estimated fair value to its carrying value, including goodwill. A reporting unit is an operating segment or one level below an operating segment (referred to as a component). The Company has determined that each individual laboratory is a reporting unit. The second step of the goodwill impairment process involves the calculation of an implied fair value of goodwill for the laboratories which step one indicated were impaired. The Company assessed goodwill impairment as of June 30, 2009 and determined that no impairment charge was required. However, the Company’s impairment analysis incorporates forecasted financial results and assumptions for several laboratories within the NDX Laboratories operating segment. Although these laboratories were not impaired at June 30, 2009, in the third quarter of 2009, the Company recorded an impairment charge of $264,000, comprising the entire goodwill balance of one of its smaller laboratories, due to a significant decrease in revenues and operating income during the third quarter of 2009 at this laboratory. The Company will continue to closely monitor the financial results of certain other laboratories in subsequent periods in comparison to forecasted financial results and assumptions made at June 30, 2009 to determine whether any other impairment charges are warranted.

Notes to Condensed Consolidated Financial Statements (Continued)
     The changes in the carrying amount of goodwill for the nine months ended September 30, 2008 and 2009 are as follows:

	As of September 30,
	2008	2009
NDX Laboratories Segment

Goodwill, Balance as of January 1	$37,636,000	$44,983,000
Accumulated impairment losses	—	(6,950,000)

	37,636,000	38,033,000
Goodwill acquired during the year	7,501,000	—
Adjustments related to contingent consideration	300,000	—
Effects of exchange rate changes	(155,000)	264,000
Impairment losses	—	(264,000)

Balance as of September 30
Goodwill	45,282,000	45,247,000
Accumulated impairment losses	—	(7,214,000)

	$45,282,000	$38,033,000

	As of September 30,
	2008	2009
Green Dental Laboratory Segment

Goodwill balance	$15,208,000	$15,208,000

	As of September 30,
	2008	2009
Keller Group Segment

Goodwill balance	$16,143,000	$16,143,000

     There were no changes to the carrying values of goodwill for the Green Dental and Keller Group operating segment during the periods presented.

Notes to Condensed Consolidated Financial Statements (Continued)
Trade Names
     Trade names, as acquired, are valued using a quantification of the income generated based on the recognition afforded by the trade name in the marketplace, using the relief-from-royalty valuation approach. Company practice is to use existing and acquired trade names in perpetuity, and consequently, they have been treated as indefinite-lived intangibles. While these assets are not subject to amortization, they are tested for impairment on an annual basis, or as circumstances may require. The Company uses the relief-from-royalty valuation approach at each fiscal year end to determine the value of the asset. Trade name impairment charges generally result from a decline in forecasted revenue at specific laboratories in comparison to revenue forecasts used in previous valuation calculations. The Company recorded impairment charges of $104,000 in the second quarter of 2009.
     The changes in the carrying amount of trade names for the nine months ended September 30, 2008 and 2009 are as follows:

	As of September 30, 2008	As of September 30, 2009
Beginning of year	$8,998,000	$9,978,000
Trade Names acquired during the year	1,100,000	—

Effects of exchange rate changes	(27,000)	45,000

Trade names, gross	10,071,000	10,023,000
Less: Charged to impairment expense	—	(104,000)

Trade Names — End of period	$10,071,000	$9,919,000

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

	As of September 30, 2008	As of September 30, 2009
Beginning of year, Gross	$7,993,000	$9,439,000
Customer Relationships acquired during the year	1,500,000	—
Effects of exchange rate changes	(19,000)	30,000

Customer Relationships, Gross	9,474,000	9,469,000
Less: Accumulated amortization	(3,011,000)	(3,900,000)

Customer Relationships, Net	$6,463,000	$5,569,000

     Amortization expense associated with customer relationships totaled approximately $671,000 for the nine months ended September 30, 2009 and is recorded in selling, general and administrative expenses. Future amortization expense of the current customer relationship balance will be approximately:

For the remainder of fiscal 2009	$223,000
2010	894,000
2011	894,000
2012	824,000
2013	613,000
2014	482,000
Thereafter	1,639,000

$5,569,000

Notes to Condensed Consolidated Financial Statements (Continued)
Non-competition Agreements
     In connection with the acquisition of dental operations, the Company has executed non-compete agreements with certain individuals, ranging over periods of 2 to 15 years. The amounts assigned to non-competition agreements are amortized on a straight-line basis over the economic useful life of the agreement, and are recorded as operating expenses.

	As of September 30, 2008	As of September 30, 2009
Beginning of year, Gross	$10,553,000	$10,696,000
Non-competition Agreements acquired during the year	150,000	—
Effects of exchange rate changes	(3,000)	3,000

Non-competition Agreements, Gross	10,700,000	10,699,000
Less: Accumulated amortization	(9,037,000)	(9,335,000)

Non-competition Agreements, Net	$1,663,000	$1,364,000

     Amortization expense associated with non-competition agreements totaled approximately $223,000 for the nine months ended September 30, 2009.
     Future amortization expense of non-competition agreements will be approximately:

For the remainder of fiscal 2009	$73,000
2010	287,000
2011	246,000
2012	192,000
2013	170,000
2014	115,000
Thereafter	281,000

$1,364,000

(4) Earnings per Share
     The Company’s basic earnings per share is computed by dividing net income by the weighted average number of shares outstanding and diluted earnings per share reflects the dilutive effect of potential common shares. Potential common shares are considered to be dilutive whenever the exercise price is less than the average market price during the periods presented. The weighted average number of shares outstanding, the dilutive effects of outstanding stock options, and the shares under option plans that were anti-dilutive for the three and nine months ended September 30, 2008 and 2009 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2009	2008	2009
Weighted average number of shares used in basic earnings per share calculation	5,654,546	5,771,421	5,597,829	5,727,672
Incremental shares under option plans	10,294	51,938	23,878	18,456

Weighted average number of shares used in diluted earnings per share calculation	5,664,840	5,823,359	5,621,707	5,746,128

Shares under option plans excluded in computation of diluted earnings per share due to anti-dilutive effects	525,894	441,507	444,473	441,926

(5) Inventories
     Inventories consist of the following:

	December 31,	September 30,
	2008	2009
Raw Materials	$5,783,000	$5,693,000
Work in Process	985,000	1,145,000
Finished Goods	223,000	201,000

	$6,991,000	$7,039,000

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
(6) Comprehensive Income
     Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances derived from non-owner sources. The Company’s total comprehensive income was as follows for the periods presented:

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2009	2009
Net income	$1,058,740	$5,447,840
Foreign currency translation adjustments	301,371	482,866

Total comprehensive income	$1,360,111	$5,930,706

     Accumulated other comprehensive income (loss) at September 30, 2009 and December 31, 2008 of $82,850 and ($400,016) respectively, as presented in the equity section of the consolidated balance sheet, is attributable to accumulated foreign currency translation adjustments.
(7) Lines of Credit and Term Loan Facility
     On August 9, 2005, the Company entered into an amended and restated financing agreement (the “Amended Agreement”) with Bank of America, N.A. (the “Bank”). The Amended Agreement included a revolving line of credit of $5,000,000, a revolving acquisition line of credit of $20,000,000 and a term loan facility of $20,000,000. The interest rate on both revolving lines of credit and the term loan was the prime rate or, at the Company’s option, LIBOR, a cost of funds rate or the Bank’s fixed rate plus a range of 1.25% to 2.25% per annum, depending on the ratio of consolidated funded debt to consolidated “EBITDA”, as defined in the Amended Agreement. The Amended Agreement required monthly payments of principal, based on a seven-year amortization schedule, with a final payment due on the fifth anniversary of the Amended Agreement. The Amended Agreement required compliance with certain covenants, including the maintenance of specified net worth, income and other financial ratios.
     In October 2006, the Company borrowed against its acquisition line of credit to finance the acquisition of Keller Group, Incorporated (“Keller”). In order to refinance the borrowings incurred for the Keller acquisition, the Company and the Bank executed a Second Amended and Restated Loan Agreement as of November 7, 2006 (the “Second Agreement”) comprised of uncollateralized senior credit facilities that at that time totaled $60,000,000. The Second Agreement amended and restated the Amended Agreement (a) to increase the term loan facility to an aggregate principal amount of $35,000,000 and used the proceeds of the increase in the term loan to repay the outstanding principal balance under the acquisition line of credit and (b) to adjust the allocation of availability under the lines of credit by increasing the revolving line of credit to $10,000,000 ($5,000,000 of which may be used for future acquisitions) and decreasing the acquisition line of credit from $20,000,000 to $15,000,000. The interest rate on both lines of credit and the term loan was the prime rate or, at the Company’s option, LIBOR, a cost of funds rate or the Bank’s fixed rate, plus, in each case, a range of 1.25% to 3.00% per annum, depending on the ratio of consolidated total funded debt to consolidated “EBITDA”, as each is defined in the Second Agreement. The term loan facility portion of the Second Agreement requires monthly interest payments and monthly payments of principal, based on a seven year amortization schedule, with a final payment due on the fifth anniversary of the Second Agreement. The Second Agreement requires compliance with certain covenants, including the maintenance of specified net worth, minimum consolidated total “EBITDA”, debt to income ratio and other financial ratios.
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

Notes to Condensed Consolidated Financial Statements (Continued)
The amendment changed the interest rate on both the line of credit and the term loan to prime rate or, at the Company’s option, LIBOR, a cost of funds rate, or the Bank’s fixed rate, plus, in each case, a range of 2.50% to 3.50% per annum, depending on the ratio of consolidated total funded debt to consolidated “EBITDA,” as each is defined in the Second Agreement and also increased the commitment fee on the unused portion of the line of credit from 0.125% to 0.50% per annum. In addition, the amendment revised certain financial targets within the covenants. Finally, on March 13, 2009, the Second Agreement was further amended to exclude $6,950,000 of goodwill impairment in the fourth quarter of 2008 from the calculation of “EBITDA,” used in determining compliance with certain financial covenants. These amendments did not change the total availability under the Second Agreement. While the Company was in compliance with its debt covenants as of September 30, 2009, it continues to closely monitor compliance with these covenants in future periods, particularly minimum consolidated total “EBITDA,” which may be negatively impacted by, among other things, potential declines in future earnings, or declines attributable to additional goodwill impairment.
     As of September 30, 2009, $18,949,000 was available under the consolidated revolving line of credit.
Long-Term Debt:

	December 31,	September 30,
	2008	2009
Term note	$24,583,000	$20,833,000
Borrowings classified as long term under the revolving line of credit	13,800,000	6,051,000
Borrowings classified as short term under the revolving line of credit	2,940,000	—
Other long-term debt	875,000	786,000

Total debt	42,198,000	27,670,000
Less: current maturities	8,055,000	5,089,000

Long-term debt, less current portion	$34,143,000	$22,581,000

     The table below reflects the expected repayment terms associated with the Company’s long-term debt at September 30, 2009. The weighted average interest rate associated with the Company’s borrowings as of September 30, 2009 was 3.3%.

September 30,
2009
Principal Due
For the remainder of fiscal 2009	$1,277,000
Fiscal 2010	5,082,000
Fiscal 2011	20,718,000
Fiscal 2012	84,000
Fiscal 2013	85,000
Thereafter	424,000

Total	$27,670,000

(8) Fair Value Measurements
     Effective January 1, 2008, the Company adopted accounting standards that define fair value, establish a framework for measuring fair value under GAAP and enhance disclosures about fair value measurements. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. These standards establish a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value; describe three levels of inputs that may be used to measure fair value which are provided in the table below; and allow an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis. The adoption of these standards had no material impact on the Company’s financial statements.

Notes to Condensed Consolidated Financial Statements (Continued)
     The Company uses the market approach technique to value its financial instruments and there were no changes in valuation techniques during the nine months ended September 30, 2009. The Company’s financial assets and liabilities are primarily comprised of investments in insurance contracts held as assets to satisfy outstanding retirement liabilities.
Assets and liabilities carried at fair value are classified and disclosed in one of the following three categories:
Level 1: Quoted market prices in active markets for identical assets or liabilities that the Company has the ability to access.
Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data such as quoted prices, interest rates, and yield curves.
Level 3: Inputs are unobservable data points that are not corroborated by market data.
The following tables present information about the Company’s financial assets measured at fair value on a recurring basis as of September 30, 2009 and December 31, 2008. There were no liabilities that require disclosure:

		Quoted	Significant
		Prices in	Other	Significant
	As of	Active	Observable	Unobservable
	September 30,	Markets	Inputs	Inputs
Description	2009	(Level 1)	(Level 2)	( Level 3)

Financial Assets
Cash Surrender Value of Life Insurance	$5,583,000	—	$5,583,000	—

Total Financial Assets	$5,583,000	—	$5,583,000	—

		Quoted	Significant
		Prices in	Other	Significant
	As of	Active	Observable	Unobservable
	December 31,	Markets	Inputs	Inputs
Description	2008	(Level 1)	(Level 2)	( Level 3)

Financial Assets
Cash Surrender Value of Life Insurance	$5,479,000	—	$5,479,000	—

Total Financial Assets	$5,479,000	—	$5,479,000	—

Notes to Condensed Consolidated Financial Statements (Continued)
(9) Income Taxes
     As of September 30, 2009, the Company’s unrecognized tax benefits approximated $1,497,000. The Company believes that it is reasonably possible that the unrecognized tax benefits of $1,497,000 and accruals for interest and penalties of $80,000 will be settled in 2009 as a result of an ongoing Internal Revenue Service examination of the Company’s U.S. income tax returns for 2003 through 2006.
(10) Recent Accounting Pronouncements
     In April 2009, the FASB issued additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased and for identifying circumstances that indicate a transaction is not orderly. This guidance emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. This guidance is effective for interim and annual reporting periods ending after June 15, 2009 and its adoption did not have an impact on the Company’s unaudited consolidated financial statements.
     In May 2009, the FASB issued a pronouncement on subsequent event accounting. The guidance identifies the following: the period after the balance sheet date during which management shall evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; the circumstances under which an entity shall recognize events or transactions occurring after the balance sheet date in its financial statements; and the disclosures that an entity shall make about events or transactions that occurred after the balance sheet date. This statement was effective for the Company’s second quarter 2009, and there was no effect from adoption.
     In June 2009, the FASB issued guidance on The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles, which is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of this pronouncement did not have an impact on the Company’s consolidated financial statements.
(11) Segment Information
     GAAP establishes standards for disclosing information about reportable segments in financial statements. Laboratory operating income includes the direct profits generated by laboratories owned by the Company and excludes general and administrative expenses of the Company’s corporate location, including amortization expenses associated with the Company’s intangible assets, as well as interest expense.
     In March 2005, the Company acquired Green Dental Laboratories, Inc. of Heber Springs, Arkansas. In October 2006, the Company acquired Keller Group, Incorporated, a privately-held dental laboratory business with production facilities in both St. Louis, Missouri and Louisville, Kentucky. The Company has identified both Green and Keller as separate operating segments for financial reporting purposes. All of the Company’s remaining laboratories are included under the NDX Laboratories segment. As a result, the Company has three reportable segments. The accounting policies of these segments are consistent with those described for the consolidated financial statements in the summary of significant accounting policies.

Notes to Condensed Consolidated Financial Statements (Continued)
     The following table sets forth information about the Company’s operating segments for the three and nine months ended September 30, 2008 and 2009.

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2008	2009	2008	2009
Revenue:
NDX Laboratories	$30,902,054	$28,884,454	$95,592,567	$90,867,320
Green Dental Laboratory	5,206,998	4,618,547	15,986,168	14,646,551
Keller Group	6,549,375	5,779,795	19,746,307	18,264,329

Subtotal	42,658,427	39,282,796	131,325,042	123,778,200
Inter-segment Revenues:
NDX Laboratories	108,044	92,107	302,494	251,825
Green Dental Laboratory	96,321	76,914	272,007	222,572
Keller Group	151,795	107,468	340,029	283,185

Net Sales	$42,302,267	$39,006,307	$130,410,512	$123,020,618

Laboratory Operating Income:
NDX Laboratories	$3,099,506	$3,381,754	$11,907,671	$13,088,389
Green Dental Laboratory	1,197,431	962,398	3,802,095	3,431,617
Keller Group	960,057	963,220	2,790,303	3,200,973

	$5,256,994	$5,307,372	$18,500,069	$19,720,979

Total Assets:
NDX Laboratories	$102,949,887	$90,670,697	$102,949,887	$90,670,697
Green Dental Laboratory	26,570,815	25,847,807	26,570,815	25,847,807
Keller Group	25,850,547	25,019,622	25,850,547	25,019,622
Corporate	16,791,199	15,455,528	16,791,199	15,455,528

	$172,162,448	$156,993,654	$172,162,448	$156,993,654

Capital Expenditures:
NDX Laboratories	$801,637	$162,258	$5,760,487	$1,413,577
Green Dental Laboratory	36,106	7,671	132,586	26,323
Keller Group	176,637	22,115	350,901	68,869
Corporate	211,233	65,451	824,554	206,484

	$1,225,613	$257,495	$7,068,528	$1,715,253

Depreciation & Amortization on Property, Plant & Equipment:
NDX Laboratories	$755,009	$730,218	$2,150,267	$2,129,556
Green Dental Laboratory	79,758	85,214	246,734	255,914
Keller Group	138,137	150,217	394,735	424,054
Corporate	235,711	200,708	616,680	629,634

	$1,208,615	$1,166,357	$3,408,416	$3,439,158

Reconciliation of Laboratory Operating Income with reported Consolidated Operating Income:

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2008	2009	2008	2009
Laboratory Operating Income	$5,256,994	$5,307,372	$18,500,069	$19,720,979
Less:
Corporate Selling, General and Administrative Expenses	2,998,564	2,501,923	8,808,544	8,358,470
Amortization Expense — Intangible Assets	287,053	317,509	837,889	1,048,851
Goodwill Impairment	—	263,536	—	263,536
Add:
Other Expense	211,440	168,977	579,857	618,791

Consolidated Operating Income	$2,182,817	$2,393,381	$9,433,493	$10,668,913

Notes to Condensed Consolidated Financial Statements (Continued)
(12) Subsequent Events
     The Company has assessed the impact of subsequent events through November 5, 2009, the date of the issuance of the unaudited consolidated financial statements, and has concluded that there were no such events that require adjustment to the unaudited consolidated financial statements or disclosure in the notes to the unaudited consolidated financial statements.

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
Overview
     We own and operate 44 dental laboratories located in 30 states and one Canadian province, serving an active customer base of over 24,000 dentists. Our business consists of the design, fabrication, marketing and sale of custom dental prosthetic appliances for dentists located primarily in North America.
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

Recent Trends
     We believe that the economic recession in the United States has negatively impacted the entire dental laboratory industry, as price-sensitive consumers postpone elective dental work. The current economic conditions, coupled with high unemployment, tight credit and continued difficulties in the housing market, continue to dampen consumer confidence and purchasing activities. Additionally, we believe that the low cost segment for United States manufactured dental prosthetics has declined as competition from offshore laboratories, primarily those located in China, has become more intensive. While our business has not traditionally focused on this low cost segment of the market, certain customers are sensitive to price competition. As a result, these increasing competitive pressures have somewhat constrained our ability to increase prices. Since 2007, these increasing competitive pressures in the form of low price competition have been partially responsible for decreasing revenues or revenue growth in several marketplaces. In 2008, in an effort to provide full services to our customers, we partnered with Dentsply-Prident to offer a high quality, economical restoration manufactured in China with FDA registered materials for those practices that are more price focused than our typical customer. We believe that this strategic product offering, which has been made available in select marketplaces based upon individual customer needs and is coupled with disclosures regarding country of origin, materials and our satisfaction guarantee, provides our company with a defensive measure for our existing price-sensitive customers. In addition, we face growing competition from technology-based solutions that allow dentists to fabricate their own restorations without the use of a dental laboratory. These trends appear to be restraining industry growth, and have impacted our results of operations.
     The main components of our costs are labor and related employee benefits as well as raw materials, including precious metals such as gold and palladium. Beginning in the fourth quarter of 2008 and continuing into 2009, we proactively reduced staffing levels to improve profitability and eliminate excess capacity in response to the economic recession and the decline in consumer discretionary spending. As a result of reductions in staffing levels, our costs for labor and related benefits for the nine month period ended September 30, 2009 were significantly lower than incurred during the same period in 2008. We have also focused on reducing discretionary operating expenses to manage through the current recessionary environment, and as a result our operating expenses were reduced in the nine month period ended September 30, 2009.
     In addition to our cost reduction efforts, we have made additional investments in capital equipment for technology-based dental laboratory CAD-CAM manufacturing solutions. Our ability to afford and utilize these CAD-CAM systems provides us the opportunity to centrally produce product for many of our laboratories at more efficient and profitable levels. We believe we have begun to recognize these efficiencies and will continue to focus on more completely leveraging this and future technology investments to reduce labor costs. Therefore, we believe that these investments are critical to our long-term business strategy.
     As described in more detail below, our focus on controlling costs has resulted in improved profitability, even in the current environment of declining sales primarily due to the economic recession. As the economy recovers, we anticipate that our new cost structure and improvements in productivity will allow us to capitalize on the expected increase in demand for dental services, as patients who deferred these types of expenditures no longer do so.
Acquisitions
     We continue to pursue strategic acquisitions, which have played an important role in helping us increase sales from $111,753,000 in 2004 to $171,674,000 in 2008. In March 2005, we completed the acquisition of Green Dental Laboratories, Inc. (“Green”). In October 2006, we completed our largest acquisition to date, that of Keller Group, Incorporated (“Keller”) of St. Louis, Missouri. Both Green and Keller are also treated as separate reportable segments for financial reporting purposes. In September 2008 we completed the acquisition of Dental Art Laboratories, Inc. (“Dental Art”) of Lansing, Michigan, which is a part of our NDX Laboratories operating segment.
     The acquisition of Keller has broadened our marketing strategies and product offerings. In recent years Keller has changed its focus from local markets in the Midwest to the national marketplace. In order to sustain this strategy, Keller invests significantly in product advertising, primarily in dental print publications and direct mail, on products that can generate strong revenue growth. One of these products is the NTI-tss plus tm device, an alternative to full-coverage bite guards that is also approved by the FDA for use in the treatment of medically diagnosed migraine pain and jaw disorders. We hold exclusive rights for the production of the laboratory fabricated version of this product through March 2023.

     We have used long-term debt to finance the purchase of Green, Keller and Dental Art. Future acquisitions may also be funded using available debt financing. As a result of these acquisitions, we are more highly leveraged than we were five years ago. Our interest expense has therefore become a more significant component of our pre-tax earnings. Interest expense in 2006 was $1,523,000 compared to $2,803,000 in 2007 and $2,110,000 in 2008. The decline in 2008 was primarily a result of decreases in interest rates. During the nine months ended September 30, 2009, interest expense further declined $524,000 to $1,017,000 from $1,541,000 for the nine months ended September 30, 2008. During this period our interest bearing debt declined $14,528,000 while the interest rates associated with our costs of borrowing declined from a weighted average rate of 5.5% for the nine months ended September 30, 2008 to 3.6% for the nine months ended September 30, 2009.
Overview of Results of Operations
     Sales for the nine months ended September 30, 2009 decreased by $7,390,000 or 5.7% to $123,021,000 from $130,411,000 for the nine months ended September 30, 2008. In September 2008, we acquired Dental Art. Therefore, Dental Art’s results for the three and nine month period ending September 30, 2008 include only one month of sales. Excluding sales of $5,067,000, representing the sales for the first eight months of 2009 for Dental Art, sales decreased $12,457,000 or 9.6%. The decline in sales for laboratories held more than one year was primarily attributable to decreased patient demand, beginning in the fourth quarter of 2008, as consumers started to delay certain dental work due to the economic recession. This trend has continued through 2009.
     Despite the decline in revenues of $7,390,000, gross profit for the nine months ended September 30, 2009 decreased by only $1,141,000, and our gross margins increased to 42.5% from 41.0% for the nine months ended September 30, 2008. Within our cost of sales, production labor costs decreased by $2,715,000 and production employee benefits costs decreased by $722,000, as a result of reduced staffing levels and reduced overtime. Materials costs declined by $2,590,000, as a result of lower volume and lower costs for precious metals. Laboratory overhead expenses decreased $225,000 primarily as a result of cost reduction efforts.
     Operating expenses decreased $2,640,000 or 6.0% for the nine months ended September 30, 2009, including decreases in labor and benefits of $1,011,000 at our laboratories, as a result of reduced staffing levels and lower levels of various other expense items including delivery service, travel, and advertising expenses, from cost reduction efforts and lower fuel prices. As a result of our improved profitability at certain laboratories, laboratory incentive compensation increased $1,046,000 to $1,533,000 for the nine months ended September 30, 2009 from $487,000 for the nine months ended September 30, 2008. Accruals for corporate incentive compensation increased $651,000 to $794,000 for the nine months ended September 30, 2009 from $143,000 for the same period in the prior year as a result of the achievement of defined earnings targets. We recognized impairments of $104,000 related to trade names earlier this year and $264,000 related to goodwill in the third quarter of 2009. Also in the third quarter of 2009, we recognized a gain of $365,000 resulting from the sale of real estate in Denver, Colorado that had been held for sale since December 2008. As a result of these factors, operating income increased $1,235,000 or 13.1% to $10,669,000 for the nine months ended September 30, 2009 from $9,434,000 for the nine months ended September 30, 2008.
     Due to lower interest rates and debt levels, decreases in interest expense contributed $524,000 to pre-tax earnings. As a result of reductions in staffing levels, enhanced cost control efforts, and declines in commodity prices and interest rates, net income increased by $1,039,000, or 23.6% to $5,448,000 for nine months ended September 30, 2009 from $4,409,000 for the nine months ended September 30, 2008. Our third quarter net income improvement of $267,000, an increase of 33.8% as compared to the same quarter of the prior year, follows improvements of $393,000 in the second quarter and $378,000 in the first quarter.

Liquidity and Capital Resources
     On August 9, 2005, we entered into an amended and restated financing agreement (the “Amended Agreement”) with Bank of America, N.A. (the “Bank”). The Amended Agreement included a revolving line of credit of $5,000,000, a revolving acquisition line of credit of $20,000,000 and a term loan facility of $20,000,000. The interest rate on both revolving lines of credit and the term loan was the prime rate or, at our option, LIBOR, a cost of funds rate, or the Bank’s fixed rate plus a range of 1.25% to 2.25% per annum, depending on the ratio of consolidated funded debt to consolidated “EBITDA,” as defined in the Amended Agreement. The Amended Agreement required monthly payments of principal on the term loan, based on a seven-year amortization schedule, with a final payment due on the fifth anniversary of the Amended Agreement. The Amended Agreement required compliance with certain covenants, including the maintenance of specified net worth, income and other financial ratios.
     In October 2006 we borrowed against our acquisition line of credit to finance our acquisition of Keller. In order to refinance the borrowings incurred for the Keller acquisition, we and the Bank executed a Second Amended and Restated Loan Agreement as of November 7, 2006 (the “Second Agreement”) comprising uncollateralized senior credit facilities that at that time totaled $60,000,000. The Second Agreement amended and restated the Amended Agreement (a) to increase the term loan facility to an aggregate principal amount of $35,000,000 and used the proceeds of the increase in the term loan to repay the portion of the outstanding principal balance under the acquisition line of credit and (b) to adjust the allocation of availability under the lines of credit by increasing the revolving line of credit to $10,000,000 ($5,000,000 of which may be used for future acquisitions) and decreasing the acquisition line of credit from $20,000,000 to $15,000,000. The interest rate on both lines of credit and the term loan was the prime rate or, at our option, LIBOR, a cost of funds rate or the Bank’s fixed rate, plus, in each case, a range of 1.25% to 3.00% per annum, depending on the ratio of consolidated total funded debt to consolidated “EBITDA,” as each is defined in the Second Agreement. The term loan facility portion of the Second Agreement requires monthly interest payments and monthly payments of principal, based on a seven year amortization schedule, with a final payment due on the fifth anniversary of the Second Agreement. The Second Agreement requires compliance with certain covenants, including the maintenance of specified net worth, minimum consolidated total “EBITDA,” debt to income ratio and other financial ratios.
     The Second Agreement was amended on May 9, 2008, effective March 31, 2008, to revise certain financial targets within these covenants. Additionally, we and the Bank agreed to consolidate the revolving line of credit with the acquisition line of credit into a single line of credit of $25,000,000 to be used by us for general corporate purposes, including potential acquisitions. The Second Agreement was also amended on September 2, 2008 in connection with the acquisition of Dental Art, which increased our outstanding debt and therefore required an adjustment to an affected financial covenant. We further amended the agreement on December 16, 2008 to extend the maturity of the line of credit to November 7, 2011. The amendment changed the interest rate on both the line of credit and the term loan to prime rate or, at our option, LIBOR, a cost of funds rate, or the Bank’s fixed rate, plus, in each case, a range of 2.50% to 3.50% per annum, depending on the ratio of consolidated total funded debt to consolidated “EBITDA,” as each is defined in the Second Agreement and also increased the commitment fee on the unused portion of the line of credit from 0.125% to 0.50% per annum. In addition, the amendment revised certain financial targets within the covenants. Finally, on March 13, 2009, we amended the Second Agreement to exclude the $6,950,000 goodwill impairment in the fourth quarter of 2008 discussed previously from the calculation of “EBITDA,” used in determining our compliance with certain financial covenants. These amendments did not change the total availability under the Second Agreement. While we were in compliance with our debt covenants as of September 30, 2009, we continue to closely monitor our compliance with these covenants in future periods, particularly minimum consolidated total “EBITDA”, which may be negatively impacted by, among other things, potential declines in future earnings, including declines attributable to additional goodwill impairment.

     As of September 30, 2009, $18,949,000 was available under the consolidated revolving line of credit.
Long-Term Debt:

	December 31,	September 30,
	2008	2009
Term note	$24,583,000	$20,833,000
Borrowings classified as long term under the revolving line of credit	13,800,000	6,051,000
Borrowings classified as short term under the revolving line of credit	2,940,000	—
Other long-term debt	875,000	786,000

Total debt	42,198,000	27,670,000
Less: current maturities	8,055,000	5,089,000

Long-term debt, less current portion	$34,143,000	$22,581,000

     The table below reflects the expected repayment terms associated with the Company’s long-term debt at September 30, 2009. The weighted average annual interest rate on all of our borrowings was 3.3% as of September 30, 2009.

September 30, 2009
Principal Due

For the remainder of fiscal 2009	$1,277,000
Fiscal 2010	5,082,000
Fiscal 2011	20,718,000
Fiscal 2012	84,000
Fiscal 2013	85,000
Thereafter	424,000

Total	$27,670,000

Liquidity:
     Our working capital decreased by $1,410,000 to $8,117,000 at September 30, 2009 from $9,527,000 at December 31, 2008. Operating activities provided $14,321,000 in cash flow for the nine months ended September 30, 2009 compared to $10,174,000 during the nine months ended September 30, 2008, an increase of $4,147,000. The increase in cash flow provided by operating activities during the nine months ended September 30, 2009, as compared to the prior year period, is due primarily to the increase in net income of $1,039,000, decreases in trade accounts receivable of $1,363,000 due to the timing of their collection and increases in accounts payable of $2,529,000 due to the timing of their payments.
     Investing activities consumed $864,000 in cash flow for the nine months ended September 30, 2009 compared to $19,742,000 during the nine months ended September 30, 2008, a decrease of $18,878,000. Capital expenditures decreased $5,209,000 to $1,257,000 for the nine month period ended September 30, 2009 from $6,466,000 for the nine month period ended September 30, 2008, primarily due to lower spending on new facilities as a multi-year phase of laboratory construction has concluded. In addition, for the nine months ended September 30, 2008, acquisition related cash outflows totaled $11,277,000, and cash outflows related to notes receivable totaled $2,000,000, while there were no such outflows in 2009.
     For the nine months ended September 30, 2009, financing activities consumed $14,212,000 compared to providing $10,183,000 for the nine months ended September 30, 2008. The increased use of cash in financing activities of $24,395,000 is attributable to repayments on our revolving line of credit primarily as a result of greater availability of cash, due in large part to lower investing activities and increases in cash provided by operating activities, as discussed above.
     We believe that cash flow from operations and available financing will be sufficient to meet contemplated operating and capital requirements such as those discussed below, for the foreseeable future.

Commitments and Contingencies
     The following table represents a list of our contractual obligations and commitments as of September 30, 2009:

	Payments Due By Period
		Less Than			Greater Than
	Total	1 Year	1 - 3 Years	4 - 5 Years	5 Years
Term Loan Facility	$20,833,000	$5,000,000	$15,833,000	$—	$—
Line of Credit	6,051,000	—	6,051,000	—	—
Capital Leases	786,000	89,000	167,000	173,000	357,000
Operating Leases:
Real Estate	19,099,000	3,822,000	6,613,000	4,421,000	4,243,000
Vehicles	604,000	435,000	169,000	—	—
Equipment	226,000	112,000	95,000	19,000	—
Laboratory Purchase Obligations	300,000	300,000	—	—	—

	$47,899,000	$9,758,000	$28,928,000	$4,613,000	$4,600,000

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
     Laboratory purchase obligations totaling $300,000 classified as deferred acquisition costs are presented in the liability section of the balance sheet. These obligations, including deferred obligations associated with non-competition agreements, represent purchase price commitments arising from dental laboratory acquisitions.
Results of Operations
     The following table sets forth for the periods indicated the percentage of net sales represented by certain items in our unaudited consolidated financial statements:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2008	2009	2008	2009
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	60.9	59.4	59.0	57.5

Gross profit	39.1	40.6	41.0	42.5
Selling, general and administrative expenses	33.9	33.8	33.8	33.6
Goodwill impairment	—	0.7	—	0.2

Operating income	5.2	6.1	7.2	8.7
Other expense	0.5	0.4	0.4	0.5
Interest expense	1.2	0.7	1.2	0.9

Income before provision for income taxes	3.5	5.0	5.6	7.3
Provision for income taxes	1.6	2.3	2.2	2.9

Net income	1.9%	2.7%	3.4%	4.4%

Nine Months Ended September 30, 2009 compared with Nine Months Ended September 30, 2008
Net Sales
     Net sales decreased $7,390,000 or 5.7% to $123,021,000 for the nine months ended September 30, 2009 from $130,411,000 for the nine months ended September 30, 2008. Excluding sales of $5,067,000 from the acquisition of Dental Art in September 2008, sales decreased $12,457,000, or 9.6% for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008. The decline in sales for laboratories held more than one year was primarily attributable to decreased patient demand, beginning in the fourth quarter of 2008, as consumers started to delay elective dental work due to the economic recession, a trend that has continued through 2009. Net sales decreased approximately $1,425,000, or 7.3%, in the Keller operating segment and decreased approximately $1,290,000, or 8.2%, in the Green operating segment. Net sales decreased approximately $4,675,000, or 4.9%, in the NDX Laboratories operating segment and net of the acquisition of Dental Art, decreased approximately $9,792,000 or 10.3%.
Cost of Goods Sold
     Our cost of goods sold decreased by $6,248,000 or 8.1% to $70,735,000 for the nine months ended September 30, 2009 from $76,983,000 for the nine months ended September 30, 2008. As a percentage of sales, cost of goods sold decreased to 57.5% from 59.0%, primarily resulting from decreases in labor and employee benefits and materials expense primarily in the NDX Laboratories operating segment.
     Production labor decreased by approximately $2,715,000 and related benefits decreased by approximately $722,000 for the nine months ended September 30, 2009, compared to the nine months ended September 30, 2008. Excluding the Dental Art acquisition, production labor and benefits decreased approximately $5,221,000 or 11.9% for the nine months ended September 30, 2009, as compared to 2008. These decreases in expense resulted from a reduction in staffing levels. Production labor and benefits expense as a percentage of sales decreased to 32.9% for the nine months ended September 30, 2009 from 33.7% for the nine months ended September 30, 2008. Green’s production labor and benefits costs were 28.6% of sales for the nine months ended September 30, 2009 compared to 28.4% for the nine months ended September 30, 2008; Keller’s production labor and benefits costs were 22.7% of sales compared to 23.0% for these same periods; and NDX Laboratories’ production labor and benefits costs were 35.6% of sales compared to 36.7% for these same periods.
     The cost of raw materials as a percentage of sales decreased to 15.1% for the nine months ended September 30, 2009 from 16.3% for the nine months ended September 30, 2008 as a result of lower commodity costs. During the period ended September 30, 2009 the average cost of palladium, a precious metal used as a component of many dental alloys, decreased by 42.1% over the average cost for the period ended September 30, 2008, while the average cost for gold was relatively stable in comparison.
Selling, General and Administrative Expenses
     Operating expenses, net of goodwill impairment and consisting of selling, delivery and administrative expenses, both at the laboratory and corporate level, decreased by $2,640,000 or 6.0% to $41,353,000 for the nine months ended September 30, 2009 compared to $43,994,000 for the nine months ended September 30, 2008. Operating expenses as a percentage of net sales increased slightly to 33.8% in 2009 from 33.7% for the nine months ended September 30, 2008. As a percentage of net sales, administrative expenses decreased to 9.2% for the nine months ended September 30, 2009 from 9.8% for the nine months ended September 30, 2008. As a percentage of net sales, delivery expenses decreased to 9.1% of sales in 2009 from 9.5% for the nine months ended September 30, 2008. Selling expenses decreased to 6.5% in 2009 from 6.6% of sales for the nine months ended September 30, 2008. Selling expenses in 2009 for the Keller segment were 14.2% of sales, or $2,550,000 compared to 15.5% of sales or $3,001,000 for 2008.
     The net decrease of $2,640,000 in our operating expenses in the period ended September 30, 2009, compared to the same period in 2008 was primarily attributable to the following items:

•	Reductions in administrative expenses at the laboratory level, including $813,000 in decreased compensation and benefits and various other declines, including reduced travel costs of $244,000, supplies of $105,000, and training and recruiting costs of $174,000— $1,903,000;
•	Decreases in delivery expenses, including decreases in fuel and delivery services of $862,000 and reductions in labor and benefits of $649,000 — $1,545,000;
•	Reductions in selling expenses, including decreased customer loyalty and promotional expenses of $291,000, decreased marketing expenses of $260,000, reduced sales compensation and benefits of $201,000, and decreased travel related expenses of $185,000 — $959,000;
•	The gain from the sale of real estate in Denver, Colorado — $365,000;
•	Reductions in the expense related to deferred compensation accruals for our supplemental executive retirement plans and the cost of the underlying life insurance policies — $302,000;
•	Reductions in compensation and benefits at the corporate level — $164,000; and
•	Decreases in training and travel expense at the corporate level — $202,000;
partially offset by:
•	Additional operating and amortization expense associated with the Dental Art acquisition— $1,084,000;
•	Increases in accruals for laboratory incentive compensation as a result of increased profit performance at certain laboratories — $996,000;
•	Increases in accruals for corporate incentive compensation as a result of the achievement of defined earnings targets — $651,000; and
•	Impairment charges associated with trade names — $104,000.
Goodwill Impairment
     The Company assessed goodwill impairment as of June 30, 2009 and determined that no impairment charge was required. However, the Company’s impairment analysis incorporates forecasted financial results and assumptions for several laboratories within the NDX laboratories operating segment. Although these laboratories were not impaired at June 30, 2009, the Company recorded an impairment charge of $264,000, comprising the entire goodwill of one of its smaller laboratories, due to a significant decrease in revenues and operating income in the third quarter of 2009 at this laboratory. The Company will continue to closely monitor the financial results of the other locations in subsequent periods in comparison to forecasted financial results and assumptions made at June 30, 2009.
Operating Income
     As a result of the above factors, our operating income increased by $1,235,000 to $10,669,000 for the nine months ended September 30, 2009 from $9,433,000 for the nine months ended September 30, 2008. As a percentage of net sales, operating income increased to 8.7% for the nine months ended September 30, 2009 from 7.2% for the nine months ended September 30, 2008.
Interest Expense
     Due to lower interest rates and debt levels, interest expense declined $524,000 to $1,017,000 for the nine months ended September 30, 2009 from $1,541,000 for the nine months ended September 30, 2008.

Provision for Income Taxes
     The provision for income taxes increased by $682,000 to $3,585,000 for the nine months ended September 30, 2009 from $2,903,000 in 2008. The 39.7% effective tax rate estimated for the nine months ended September 30, 2009 remained essentially unchanged from the 39.7% effective tax rate for the nine months ended September 30, 2008.
Net Income
     As a result of all the factors discussed above, net income increased $1,039,000, or 23.6% to $5,448,000 or $0.95 per share on a diluted basis for the nine months ended September 30, 2009 from $4,409,000 or $0.78 per share on a diluted basis for the nine months ended September 30, 2008.
Three Months Ended September 30, 2009 compared with Three Months Ended September 30, 2008
Net Sales
     Net sales decreased $3,296,000 or 7.8% to $39,006,000 for the quarter ended September 30, 2009 from $42,302,000 for the quarter ended September 30, 2008. Excluding sales of $1,194,000 from the acquisition of Dental Art in September 2008, sales decreased $4,490,000, or 10.6% for the quarter ended September 30, 2009 compared to the quarter ended September 30, 2008 for the reasons previously discussed in the nine month comparison. Net sales decreased approximately $725,000, or 11.3%, in the Keller operating segment, $569,000, or 11.1%, in the Green operating segment and, excluding the Dental Art acquisition, $3,195,000 or 10.4%, in the NDX Laboratories operating segment.
Cost of Goods Sold
     Our cost of goods sold decreased by $2,580,000 or 10.0% to $23,170,000 for the quarter ended September 30, 2009 from $25,750,000 for the quarter ended September 30, 2008. As a percentage of sales, cost of goods sold decreased to 59.4% from 60.9%, primarily resulting from decreases in labor and employee benefits and materials expense in the NDX Laboratories operating segment.
     Production labor decreased by approximately $1,317,000 and related benefits decreased by approximately $230,000 for the quarter ended September 30, 2009, compared to the quarter ended September 30, 2008. Excluding the Dental Art acquisition, production labor and benefits decreased approximately $1,998,000 or 13.5% for the quarter ended September 30, 2009, as compared to 2008. These decreases in expense resulted from a reduction in staffing levels. Production labor and benefits expense as a percentage of sales decreased to 34.0% for the quarter ended September 30, 2009 from 35.0% for the quarter ended September 30, 2008. Green’s production labor and benefits costs were 28.9% of sales for the quarter ended September 30, 2009 compared to 28.6% for the quarter ended September 30, 2008; Keller’s production labor and benefits costs were 24.1% of sales compared to 23.5%; and NDX Laboratories’ production labor and benefits costs were 36.7% of sales compared to 38.4%.
     The cost of raw materials as a percentage of sales decreased to 15.3% for the quarter ended September 30, 2009 from 16.5% for the quarter ended September 30, 2008 for reasons previously discussed in the nine month comparison.
Selling, General and Administrative Expenses
     Operating expenses, net of goodwill impairment and consisting of selling, delivery and administrative expenses, both at the laboratory and corporate level, decreased by $1,190,000 or 8.3% to $13,179,000 for the quarter ended September 30, 2009 compared to $14,369,000 for the quarter ended September 30, 2008. Operating expenses as a percentage of net sales decreased to 33.8% in 2009 from 34.0% in 2008. As a percentage of net sales, administrative expenses decreased to 9.5% for the quarter ended September 30, 2009 from 9.7% for the quarter ended September 30, 2008. As a percentage of net sales, delivery expenses decreased to 9.5% for the quarter ended September 30, 2009 from 9.9% in 2008. Selling expenses increased to 6.5% of sales for the quarter ended September 30, 2009 from 6.4% in 2008. Selling expenses in the third quarter of 2009 for the Keller operating segment were 13.7% of sales, or $777,000 compared to 13.3% of sales or $851,000 for 2008.

     The net decrease of $1,190,000 in our operating expenses in the third quarter of 2009 compared to the same period in 2008 was primarily attributable to the following items:
•	Decreases in delivery expenses, including decreases in fuel and delivery services of $325,000 and reductions in labor and benefits of $223,000 — $556,000;
•	Reductions in administrative expenses at the laboratory level, including $217,000 in decreased compensation and benefits and various other declines — $567,000;
•	The gain from the sale of real estate in Denver, Colorado — $365,000;
•	Reductions in selling expenses, including decreased customer loyalty and promotional expenses of $63,000, reductions in labor and benefits of $64,000, and decreases in travel related expenses of $63,000 — $229,000; and
•	Reductions in the expense related to deferred compensation accruals for our supplemental executive retirement plans and the cost of the underlying life insurance policies — $182,000;
partially offset by:
•	Additional operating and amortization expense associated with the Dental Art acquisition — $284,000;
•	Increases in accruals for laboratory incentive compensation as a result of increased profit performance at certain laboratories — $251,000;
•	Increases in accruals for corporate incentive compensation as a result of the achievement of defined earnings targets — $187,000; and
•	Increases in bad debt expense, primarily attributable to the increased allowance for doubtful accounts — $102,000.
Goodwill Impairment
     For the quarter ended September 30, 2009 we recognized $264,000 of goodwill impairment for reasons previously discussed in the nine-month comparison.
Operating Income
     As a result of the above factors, our operating income increased by $210,000 to $2,393,000 for the quarter ended September 30, 2009 from $2,183,000 in the corresponding quarter of 2008. As a percentage of net sales, operating income increased to 6.1% for the third quarter of 2009 from 5.2% for the third quarter of 2008.
Interest Expense
     Due to lower interest rates and debt levels, interest expense declined $228,000 to $292,000 for the quarter ended September 30, 2009 from $520,000 for the quarter ended September 30, 2008.
Provision for Income Taxes
     The provision for income taxes increased by $213,000 to $873,000 for the quarter ended September 30, 2009 from $660,000 in 2008. The effective tax rate estimated for the quarter ended September 30, 2009 was 45.2% due primarily to the non-deductible goodwill impairment charge while the effective tax rate for the quarter ended September 30, 2008 was 45.5% due to changes in the amounts of certain other non-deductible expenses.

Net Income
     As a result of all the factors discussed above, net income increased $267,000, or 33.9% to $1,059,000 or $0.18 per share on a diluted basis for the quarter ended September 30, 2009 from $791,000 or $0.14 per share on a diluted basis for the quarter ended September 30, 2008.
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

	Three Months Ended September 30,
	2008	2009	$ Change	% Change
Revenue:
NDX Laboratories	$30,902,054	$28,884,454	$(2,017,600)	(6.5)%
Green Dental Laboratory	5,206,998	4,618,547	(588,451)	(11.3)
Keller Group	6,549,375	5,779,795	(769,580)	(11.8)

Subtotal	42,658,427	39,282,796	(3,375,631)	(7.9)
Less: Inter-segment Revenues	356,160	276,489	(79,671)	(22.4)

Net Sales	$42,302,267	$39,006,307	$(3,295,960)	(7.8)

Laboratory Operating Income:
NDX Laboratories	$3,099,506	$3,381,754	$282,248	9.1
Green Dental Laboratory	1,197,431	962,398	(235,033)	(19.6)
Keller Group	960,057	963,220	3,163	0.3

Laboratory Operating Income	$5,256,994	$5,307,372	$50,378	1.0

	Nine Months Ended September 30,
	2008	2009	$ Change	% Change
Revenue:
NDX Laboratories	$95,592,567	$90,867,320	$(4,725,247)	(4.9)%
Green Dental Laboratory	15,986,168	14,646,551	(1,339,617)	(8.4)
Keller Group	19,746,307	18,264,329	(1,481,978)	(7.5)

Subtotal	131,325,042	123,778,200	(7,546,842)	(5.7)
Less: Inter-segment Revenues:	914,530	757,582	(156,948)	(17.2)

Net Sales	$130,410,512	$123,020,618	$(7,389,894)	(5.7)

Laboratory Operating Income:
NDX Laboratories	$11,907,671	$13,088,389	$1,180,718	9.9
Green Dental Laboratory	3,802,095	3,431,617	(370,478)	(9.7)
Keller Group	2,790,303	3,200,973	410,670	14.7

Laboratory Operating Income	$18,500,069	$19,720,979	$1,220,910	6.6

Nine Months Ended September 30, 2009 compared with Nine Months Ended September 30, 2008
NDX Laboratories
     For the nine months ended September 30, 2009, before elimination of inter-segment revenues, sales in this segment decreased by $4,725,000 or 4.9%. Excluding sales of $5,067,000 from the acquisition of Dental Art in September 2008, sales decreased $9,792,000, or 10.3% for the first nine months of 2009 compared to the first nine months of 2008. Gross profit as a percentage of sales increased to 39.3% for the nine months ended September 30, 2009 compared to 37.3% for the nine months ended September 30, 2008. Excluding Dental Art, production labor and benefits decreased $4,500,000 or 12.9% due primarily to a reduction in staffing levels. Materials expense decreased to 14.5% of sales in 2009 from 15.9% of sales in 2008, primarily as a result of declines in the cost of precious metal. Excluding Dental Art, materials costs declined $2,755,000 with approximately $1,335,000 attributable to lower materials costs and $1,420,000 attributable to lower volume. Excluding Dental Art, cost of goods sold decreased $7,822,000.
     Operating expenses, excluding Dental Art, decreased by $2,184,000 to $21,579,000 in 2009 from $23,763,000 in 2008. This decrease substantially resulted from decreases in labor and benefits of $1,258,000, decreases in marketing and promotional expenses of $248,000, decreases in various administrative expenses of $777,000, and decreases in fuel and delivery service of $411,000 offset by $911,000 of laboratory incentive compensation.
     Laboratory operating income as a percentage of sales for NDX Laboratories increased to 14.4% for the nine months ended September 30, 2009 from 12.4% for the nine months ended September 30, 2008 as a result of the factors discussed above.
Green Dental Laboratory
     The sales decrease before elimination of inter-segment revenues for the nine months ended September 30, 2009 in this segment was $1,340,000 or 8.4%. Gross profit as a percentage of sales, remained flat at 48.5% for the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008. Production labor and benefit costs for the nine months ended September 30, 2009 decreased $339,000 while materials costs decreased $395,000 due to lower sales volume and lower materials costs. Precious metal usage continued to decline as precious metal-based unit volume was down in favor of zirconia-based, CAD-CAM produced units.
     As a result of the factors discussed above, laboratory operating income as a percentage of sales for Green decreased slightly to 23.8% for the nine months ended September 30, 2009 from 24.5% for the nine months ended September 30, 2008. Additionally, Green’s laboratory operating income decreased by $370,000 for the nine months ended September 30, 2009, or 9.7%, including a decrease of $235,000 for the three months ended September 30, 2009, as compared to the same period in 2008. The decrease in operating income for the nine months ended September 30, 2009 as compared to the prior year period is primarily due to decreased sales as a result of the economic recession and an increase in price competition.
Keller Group
     For the nine months ended September 30, 2009, the sales decrease before elimination of inter-segment revenues in this segment was $1,482,000 or 7.5% as compared to the prior year period. Gross profit as a percentage of sales increased to 53.9% for the nine months ended September 30, 2009 from 52.9% for the nine months ended September 30, 2008, primarily as a result of decreased materials cost, including precious metals, and decreased labor and benefit costs. Selling and marketing expenses decreased by $450,000 in the nine months ended September 30, 2009 compared to 2008 primarily due to decreased advertising. As a result of this decrease, selling costs decreased to 14.2% of sales in 2009 from 15.5% of sales in 2008.
     As a result of the factors discussed above, laboratory operating income as a percentage of sales for Keller increased to 17.8% for the nine months ended September 30, 2009 compared to 14.7% for the nine months ended September 30, 2008, a $350,000 increase for the nine month period ended September 30, 2009 as compared to the same period in 2008.

Factors That May Affect Future Results
     Various risks, uncertainties and contingencies could cause our actual results, performance or achievements to differ materially from those expressed in, or implied by, statements contained in this Quarterly Report on Form 10-Q, including, but not limited to those risks described in this Quarterly Report and in Item 1A, “Risk Factors” in our most recently filed Annual Report on Form 10-K.
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
     At September 30, 2009, we had variable rate debt of $26,884,000 associated with our credit facility. Based on this amount, the earnings decrease and cash flows impact for the next year resulting from a one percentage point increase in interest rates would be approximately $162,000, net of tax, holding other variables constant.
     We have investments in a Canadian subsidiary. The net assets of this subsidiary are exposed to volatility in currency exchange rates. Translation gains and losses related to the net assets of this subsidiary are included in accumulated other comprehensive income.
Item 4. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures.
     We carried out an evaluation, with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of September 30, 2009. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2009, our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, were effective to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission is accumulated and communicated to management, including the CEO and CFO, to allow timely decisions regarding required disclosure.
(b) Changes in Internal Controls.
     No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds:
     In November 2002, we announced that our Board of Directors approved the repurchase by us of up to 300,000 shares of our common stock pursuant to a stock repurchase program. During the nine months ended September 30, 2009, we did not repurchase any shares of our common stock. We continue to consider repurchases on the open market or in privately-negotiated transactions, at management’s discretion, in each case subject to applicable securities law. In addition, before making any repurchases, we are required to obtain approval from our lender under the terms of our credit facility. The following table provides information about our repurchase activity during the first nine months of 2009 and the number of shares that may yet be purchased under our stock repurchase program.
Issuer Purchases of Equity Securities

Maximum Number
			Total Number of	of Shares that
			Shares Purchased	May Yet Be
	Total Number	Average	as Part of Publicly	Purchased Under
	of Shares	Price Paid	Announced Plans	the Plans or
Fiscal Period	Purchased	per Share	or Programs	Programs
January 1, 2009 — September 30, 2009	—	$—	—	206,700
     We did not repurchase any of our equity securities during the nine months ended September 30, 2009 or engage in any transactions during such period reportable pursuant to Item 703 of Regulation S-K.
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

NATIONAL DENTEX CORPORATION Registrant
November 5, 2009	By:	/s/ DAVID L. BROWN
David L. Brown
President, CEO and Director (Principal Executive Officer)

November 5, 2009	By:	/s/ WAYNE M. COLL
Wayne M. Coll
Vice President and Chief Financial Officer (Principal Financial Officer)

Exhibit Index

Exhibit
No.	Description

10.1	Written Summary of Compensation Arrangements with the Named Executive Officers effective August 31, 2009.*

31.1	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act (Chief Executive Officer).

31.2	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act (Chief Financial Officer).

32.1	Certification pursuant to 18 U.S.C. Section 1350 (Chief Executive Officer).

32.2	Certification pursuant to 18 U.S.C. Section 1350 (Chief Financial Officer).

*	This exhibit relates to a management contract or to a compensatory plan.