Form 10-K/A
period 2009-12-31
NATIONAL DENTEX CORP /MA/
filed 2010-04-30
CIK 913616

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K/A
Amendment No. 1
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
None
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐      No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐      No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑      No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐      No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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
     As of April 28, 2010, 5,913,464 shares of the registrant’s Common Stock, par value $.01 per share, were issued and outstanding.

Explanatory Note
This is Amendment No. 1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009, which was originally filed with the Securities and Exchange Commission (“SEC”) on March 12, 2010. This amendment is being filed to include responses to the items required by Part III, which originally were expected to be incorporated by reference to the Registrant’s definitive Proxy Statement to be delivered to the Registrant’s stockholders in connection with its 2010 Annual Meeting of Stockholders. The original Form 10-K is also amended hereby to revise the cover page thereof to delete the reference to the incorporation by reference of the Proxy Statement in Part III of such report. As required by Rule 12b-15 promulgated under the Securities Exchange Act of 1934, as amended, our Chief Executive Officer and Chief Financial Officer are providing Rule 13a-14(a) certifications dated April 30, 2010 in connection with this Form 10-K/A. No other information in the original filing is amended hereby, and this Form 10-K/A does not otherwise reflect events occurring after the original filing date of March 12, 2010.
The Registrant, National Dentex Corporation, has postponed its 2010 Annual Meeting of Stockholders because of the pending merger transaction described below. On April 5, 2010, National Dentex announced that it had entered into an Agreement and Plan of Merger (the “Merger Agreement”) among GDC Holdings, Inc. (“Parent”), a Delaware corporation, Royal Acquisition Corp., a Delaware corporation and an indirect wholly owned subsidiary of Parent and a direct wholly owned subsidiary of GeoDigm Corporation, a Minnesota corporation (“Merger Sub”). Under the Merger Agreement, Merger Sub will be merged with and into National Dentex, with National Dentex being the surviving corporation (the “Merger”). If the Merger is completed, each share of common stock of National Dentex will be converted into the right to receive $17.00 in cash, and National Dentex will no longer be a public company.
Many of the required disclosures set forth in this Amendment No. 1 provide information as of December 31, 2009, and with respect to the fiscal year then ended. If the Merger is completed, certain of the director and executive officer compensation and other disclosures herein would be rendered moot as to future periods. The effects of the Merger Agreement and the Merger on our directors and executive officers are set forth in the proxy statement which we have filed with the SEC and which we intend to deliver to stockholders to seek their adoption and approval of the Merger Agreement and the transactions contemplated thereby, including the Merger. The information in this Amendment No. 1 should be considered in light of such further disclosure.

     PART III
Item 10. Directors, Executive Officers and Corporate Governance
DIRECTORS OF NATIONAL DENTEX
     Our entire Board of Directors, consisting of six members, serve one year terms or until their successors are elected and qualified. The following information is furnished with respect to each director:
     Biographies of Directors.

Name	Age	Office Held
David L. Brown	69	Chairman of the Board, Director and Chief Executive Officer
David V. Harkins	69	Lead Independent Director
Thomas E. Callahan	70	Director
Jack R. Crosby	83	Director
Norman F. Strate	69	Director
James E. Mulvihill, D.M.D	69	Director
     David L. Brown has served as a director of National Dentex since 1998 when he was also appointed President. He became our Chief Executive Officer in 2000 and was named Chairman in January 2010. Mr. Brown joined National Dentex in 1984 as our Vice President-Finance and Chief Financial Officer, and was appointed Treasurer in 1991. He is the past Chairman of the Dental Trade Alliance and is a former member of its Board of Directors. Mr. Brown is a former director of the Dental Trade Alliance Foundation and of the National Association of Dental Laboratories and is a former member of the Board of Fellows of the Harvard School of Dental Medicine. The Company believes that Mr. Brown’s detailed and extensive knowledge of the issues, opportunities and challenges facing the Company and his strong leadership role in the Company give him the qualities and skills to serve as a director of the Company.
     David V. Harkins served as the Chairman of our Board from our founding in 1982 until being named Lead Independent Director in January 2010. Mr. Harkins has been affiliated with Thomas H. Lee Partners, L.P. and its predecessor Thomas H. Lee Company, since its founding in 1974, and currently serves as Vice Chairman of Thomas H. Lee Partners, L.P. He has over 30 years experience in the investment and venture capital industry, including with the John Hancock Mutual Life Insurance Company, where he began his career, as well as TA Associates and Massachusetts Capital Corporation. He is currently a director of Dunkin’ Brands, Inc. and was a director of Nortek, Inc. The Company believes that Mr. Harkins’ broad based experience in business and financial matters, including as Vice Chairman of a leading private equity firm, gives him the qualities to serve as a director of the Company.
     Thomas E. Callahan has served as a director of National Dentex since 2004. Mr. Callahan served as Senior Vice President and Chief Financial Officer of Welch Foods, Inc. from 1990 until his retirement in 2001. He also served as a director of Welch Foods from 1996 through 2001. Mr. Callahan formerly served on the Board of Directors of Circor International, a leading provider of valves and fluid control products listed on the New York Stock Exchange. He is a Trustee and was formerly Chairman of the Board of Trustees of the Tilton School in Tilton, New Hampshire and is a director of the Economic Education Foundation, a non-profit organization that promotes economic education in Massachusetts schools. He is also a former director of the Boston Chapter of Financial Executives International. Mr. Callahan has obtained a professional director certification earned through an extended series of director education programs sponsored by the Corporate Director Group, an accredited organization of Risk Metrics ISS. The Company believes that Mr. Callahan’s broad based experience in business and financial matters, including as Senior Vice President and Chief Financial Officer of Welch Foods and his experiences as a public company director, gives him the qualities to serve as a director of the Company.
     Jack R. Crosby has served as a director of National Dentex since 1992. He is Chairman of The Rust Group, a private investment partnership headquartered in Austin, Texas. Mr. Crosby formerly served as Chief Executive Officer and director of CinemaStar Luxury Theaters, Inc. (which filed for protection under Chapter 11 of the U.S. Bankruptcy Code during 2001 and emerged from bankruptcy in August 2002), as well as numerous other privately-held entities. The Company believes that Mr. Crosby’s extensive business and financial background, including his experience as a venture capitalist, as a chief executive officer and as a business consultant to small and medium size firms, gives him the qualities to serve as a director of the Company.
     Norman F. Strate has served as a director of National Dentex since 1997. He is currently the President and a member of the Advisory Board of TBS Technologies, a company developing proprietary technology for the generation and delivery of chlorine dioxide in low cost, portable and effective systems for disinfection applications. He is on the Board of Directors of Trenergi, a company focused on developing micro-CHP systems for alternative energy sources with residential applications. He is the former President and Chief Executive Officer of Protonex Technology Corporation as well as a former member of its Board of Directors. He served as Chief Executive Officer of J.F. Jelenko & Co., a supplier of dental products to dental labs, from 1986 until it was acquired by Heraeus, GmbH in 1996. He is also a partner in The Strate Group, a merger and acquisitions firm and a member of the Advisory Board of Strategic Insights, a global commercial intelligence firm. Mr. Strate is a former member of the Board of Fellows of the Harvard School of Dental Medicine, a former member of the Lehigh University Alumni Association Board, and a former member of the Permanent Board of Directors of The William J. Gies Foundation for the Advancement of Dentistry of the American Dental Education Association. In 2008, Mr. Strate received a Certificate of Director Education from the NACD Corporate Directors Institute. The Company believes that Mr. Strate’s broad based experience in business and financial matters, his leadership experience as the CEO of a number of technology companies and his experience in the dental industry, including as the CEO of a supplier of dental products to dental laboratories, gives him the qualities to serve as a director of the Company.
     James E. Mulvihill, D.M.D. was elected to the Board of National Dentex in 2007. From 1980 to 1992, Dr. Mulvihill was Vice President for Health Affairs, Executive Director and Provost of the University of Connecticut Health Center. From 1982 to 1994 he was Senior Vice President for Health Policy of the Travelers Insurance Company. In 1995, Dr. Mulvihill became President and CEO of the Forsyth Dental Center in Boston, Massachusetts. In 1996, he was appointed to a three year term as President and CEO of the Juvenile Diabetes Foundation International (“JDFI”). Since leaving JDFI, Dr. Mulvihill has worked with a number of non-profit health care organizations, including The American Dental Education Association and its William J. Gies Foundation, Harvard University Health Services, The University of Connecticut Health Center and Foundation, and The First Tee, a national youth development program. Dr. Mulvihill has served on the Board of Directors of the National Fund for Medical Education and is a member of the Board of Overseers of the Joslin Diabetes Center. He holds a Doctor of Dental Medicine degree and a specialty certificate in Periodontology from the Harvard School of Dental Medicine. The Company believes that Dr. Mulvihill’s detailed and extensive knowledge of the dental and health care industries and his strong leadership roles in various organizations give him the qualities and skills to serve as a director.
EXECUTIVE OFFICERS OF NATIONAL DENTEX
     The following table sets forth our current executive officers, their ages, the positions and offices held by each person, and the year each person first served as an executive officer of National Dentex. The officers serve at the discretion of the Board of Directors.

			First Year
			as an
			Executive
Name	Age	Offices Held	Officer
David L. Brown	69	Chairman of the Board and Chief Executive Officer	1984
John W. Green, IV	56	President and Chief Operating Officer	2007
Richard F. Becker, Jr	58	Executive Vice President, Treasurer, and Assistant Secretary	1990
Wayne M. Coll	46	Vice President, Chief Financial Officer, and Assistant Treasurer	2003
     David L. Brown’s background is summarized above.
     John W. Green, IV founded Green Dental Laboratories in Heber Springs, Arkansas in 1980, which was acquired by National Dentex in March 2005. In January 2007, Mr. Green was appointed our Executive Vice President of Laboratory Operations. Prior to his appointment, Mr. Green was serving as a consultant to the

Company. Mr. Green has lectured nationally and internationally on dental laboratory management and implant and cosmetic reconstruction. He has served on the boards of directors of both The Dental Laboratory Conference and the American Dental Trade Association.
     Richard F. Becker, Jr. served as Corporate Controller of National Dentex from 1984 to 1990, Vice President and Corporate Controller from 1990 to 1996 and Vice President, Treasurer and Chief Financial Officer from 1996 to 2007. He was appointed Executive Vice President in 2005 and is currently our Executive Vice President, Treasurer and Assistant Secretary. Prior to joining National Dentex, Mr. Becker held a number of financial management positions with Etonic, Inc. and Kendall Company, subsidiaries of Colgate-Palmolive, Adage Corporation, William Underwood Company and Rix Corporation. Mr. Becker is a member of the board of directors of the National Association of Dental Laboratories and the Laboratory Advisory Committee of the National Foundation of Dentistry for the Handicapped.
     Wayne M. Coll has been employed by National Dentex since 1990 and had been our Corporate Controller since 1996. He was elected to the positions of Assistant Treasurer in April 2003, Vice President, Corporate Controller in January 2006, and Chief Financial Officer in January 2007. He is currently our Vice President, Chief Financial Officer and Assistant Treasurer. Prior to joining National Dentex, Mr. Coll held several financial management positions, including Assistant Controller at Depot Distributors, Inc.
SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE
     Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) requires our officers, directors and greater than 10% stockholders (“reporting persons”) to file certain reports with the SEC (“Section 16 reports”) with respect to beneficial ownership of our equity securities. Based solely on a review of the Section 16 reports furnished to us by or on behalf of the reporting persons and, where applicable, any written representation by any of them that Section 16 reports were not required, we believe that all Section 16(a) filing requirements applicable to our reporting persons during and with respect to 2009 have been complied with on a timely basis, except for the following: one Form 4 was filed late for Mr. Harkins, disclosing two restricted stock grants for his service as a director.
AUDIT COMMITTEE
     We have a separately designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The members of the Audit Committee are Thomas Callahan, Jack Crosby and Norman Strate. Our Board has determined that each of the three members of the Audit Committee named above is “independent” under applicable NASDAQ rules, which impose additional independence criteria in determining eligibility for director service on audit committees. In addition, our Board of Directors has determined that Mr. Callahan qualifies as an “audit committee financial expert” as defined by applicable regulations promulgated by the SEC pursuant to Section 407 of the Sarbanes-Oxley Act.
CODE OF ETHICS
     We have adopted a written code of business conduct and ethics that applies to all our directors, officers and employees, a copy of which is located on the Investor Relations page of our website which is located at www.nationaldentex.com. We intend to disclose any amendments to, or waivers from, our code of business conduct and ethics on that same page of our website.
Item 11. Executive Compensation
COMPENSATION DISCUSSION AND ANALYSIS
Overview
     Employees are the key to success in the dental laboratory industry, which is driven by the importance of building and fostering relationships with dentists. Accordingly, we believe that it is necessary for us to have a competitive compensation and benefits program that will enable us to attract, retain and motivate the employees we need to operate successfully in our competitive industry. We recognize that our compensation programs must be fair and equitable and also cost efficient. Additionally, we believe that we should give our employees the opportunity to participate in the ownership of National Dentex in proportion to each employee’s contribution to our success.
     This Compensation Discussion and Analysis, or CD&A, describes the compensation program for our executive officers and how it relates to this overall philosophy.
Role of the Compensation Committee
     The Compensation Committee of our Board of Directors is composed of three directors, all of whom meet the applicable independence requirements of the SEC and NASDAQ. The Board of Directors appoints the Committee’s Chairman and determines the composition of the Committee’s members.
     The Compensation Committee is responsible for approving our compensation practices and philosophy in light of our corporate objectives and the interests of our stockholders. The Committee is responsible for administering and interpreting our various equity compensation and other benefit plans. The Compensation Committee also has the authority to retain, compensate and/or terminate our external compensation consultants.
     The Compensation Committee annually reviews and approves the corporate goals and objectives for our Chairman and CEO, evaluates his performance in light of those goals and objectives, establishes his total compensation, and refers its recommendations to the independent directors of the Board of Directors for ratification.
     In addition, the Compensation Committee annually reviews with our Chairman and CEO the individual compensation for our other executive officers, evaluates their performance with him in light of corporate goals and objectives, previously approved by the Committee, and establishes their total compensation. Below this level, the Compensation Committee approves the overall design of the executive compensation program and delegates the discretion to approve individual compensation decisions to our Chairman and CEO.
     Our Compensation Committee met four times during 2009. At those meetings, the Compensation Committee reviewed and approved our corporate goals and objectives relative to executive compensation and evaluated the performance of the Chairman and CEO and other members of our senior management in light of those goals and objectives.
Elements of Compensation
     The fundamental purpose of our executive compensation program is to provide competitive compensation and benefits that will enable us to attract, retain and motivate the senior management and other personnel we need to operate successfully in our competitive industry and meet our financial objectives. Specific goals to achieve this purpose are to:
•	provide compensation competitive with similar companies;

•	reward executives consistent with the performance of National Dentex;

•	recognize individual performance;

•	attract, retain and motivate qualified executives; and

•	encourage our executives to increase stockholder value by aligning their interests with the interests of our stockholders.
     To achieve these goals, the Compensation Committee has put in place an executive compensation program with five basic elements; base salary, annual cash bonus, stock options, health and welfare benefits, and change-in-control agreements. The Committee intends to review its compensation policies from time to time in order to take into account factors which are unique to National Dentex.

     The Compensation Committee does not use specific formulas to determine the amount of compensation allocated to each element of the compensation program. Instead, the Compensation Committee makes subjective, individual decisions that provide for what it believes is an appropriate mix of the elements of compensation based upon the individual’s job responsibilities, overall job performance and the competitive marketplace.
     Base Salary. The Compensation Committee determines the base salary of each executive officer. The Compensation Committee considers competitive industry salaries, the nature of the officer’s position, the officer’s contribution and experience, and the officer’s length of service. Base salaries are conservatively pegged to a level we subjectively believe to be competitive with the median levels of base salary for similar positions in organizations of similar size. Decisions regarding salary increases take into account the executive’s current salary and amounts paid to the executive’s peers within and outside of the Company. The Compensation Committee generally reviews and establishes base salaries in February of each year.
     In reviewing compensation policies and practices for executives, the Compensation Committee reviews data from various executive compensation surveys provided by its independent compensation consultant, Strategic Compensation Partners, obtained from The Survey Group, AON Consulting, ERI Executive Salary Assessor, and Towers Perrin. The surveys are generally based on broad indexes of U.S. public companies of reasonably comparable size.
     Annual Cash Bonus. The Compensation Committee grants annual cash bonuses to executive officers based directly on the short-term financial performance of both our operating dental laboratories and National Dentex as a whole. This annual cash bonus is designed to provide better-than-competitive pay only for better-than-competitive financial performance.
     National Dentex has established cash incentive plans which reward:
•	dental laboratory management and other key employees who directly influence the financial performance of an individual dental laboratory, as expressed in terms of growth in laboratory operating income; and

•	key executives, based upon our achievement of corporate earning targets, expressed in terms of pre-tax income as compared to our budget for each year.
     This “compensation-for-performance” philosophy is designed to ensure that annual compensation awards follow the achievement of specific financial goals that are important to National Dentex’s overall business objectives. Our bonus plans at both the laboratory and corporate level provide that cash bonuses will be paid only upon the achievement of certain performance targets.
     Laboratory Incentive Compensation Plan
     At the laboratory level, these targets were changed in 2008 to reward growth in laboratory operating income, as compared to our prior targets that were based on a combination of sales growth, customer retention and percentage of laboratory operating income. We changed the targets to growth in laboratory operating income in order to increase the focus of the laboratory management on internal growth, both in sales and profits, and away from a system which mainly rewarded operating efficiency. In 2009, payments under our laboratory plan were $1,879,000, an increase of $1,288,000 from the payments of $591,000 made for 2008. This increase in payments under the plan was attributable to an increase in laboratory operating income of $2,747,000 from $24,106,000 or 14.0% of sales in 2008 to $26,853,000 or 16.7% of sales in 2009.
     Corporate Executive Incentive Plan
     At the corporate level, the targets are based on pre-tax income (which may exclude non-recurring charges) for our business as a whole. We focus on results for the entire Company for corporate-level executives, which includes all of our executive officers, because we believe that they are in a better position than the laboratory executive to impact our overall financial performance. Participants may receive a bonus payment expressed as a percentage of base salary. The target payment is 50% of base salary for the CEO, and lesser percentages for other executive officers, which is called the annual standard bonus. The bonus for which a participant is eligible under the corporate executive incentive plan ranges from 50% to a maximum 200% of that person’s annual standard bonus, depending on the level of achievement relative to the performance targets. If performance targets are not satisfied, the corporate executive incentive plan allows for a discretionary bonus, which in fiscal 2009 could be up to 25% of a person’s annual standard bonus. For 2009, 100% of the annual standard bonus would have been payable upon the Company’s achievement of $9,019,000 of pre-tax income. The actual pre-tax income of $10,055,000 resulted in 132% of each participant’s annual standard bonus being paid in February 2010. In the aggregate total payments under the corporate plan for 2009 were $872,000.
     Stock Options and other Equity Awards. The Compensation Committee administers our stock incentive plans, which seek to reward executives and other employees for helping create long-term value to our stockholders. The goals of our stock incentive plans are to:
•	reward executives for long-term strategic management and the enhancement of stockholder value through appropriate equity ownership in National Dentex;

•	support a performance-oriented environment that rewards plan participants for improving the financial performance of National Dentex; and

•	attract and retain key executives and employees that are important to our long-term success.
     The number of stock options granted is within the discretion of the Compensation Committee and is based on a variety of subjective factors, including past performance, competitive factors, evaluation of other compensation, anticipated future contribution, and the overall ability to impact our results. All stock options are granted at an exercise price equal to the closing price our of common stock on the date of grant. In granting options, the Compensation Committee does not have any policy or practice of linking grants to the public release of financial or other information. We prohibit the repricing of stock options without the approval of shareholders.
     In 2003, the Financial Accounting Service Board, or FASB, adopted ASC 718, “Compensation-Stock Compensation” (formerly SFAS No. 123R (revised 2004), “Share Based Payments”), which impacted the accounting treatment of options. After the adoption of ASC 718, the Compensation Committee temporarily stopped making stock option grants, although it believed that grants of stock options were still an important element of an appropriate compensation policy.
     In 2008, the Compensation Committee discussed the Company’s compensation programs, target levels of equity ownership by executive officers, the types of stock grants it may award in the future, and the accounting consequences of such grants. After reviewing these matters with its consultant, the Compensation Committee believed that in order to better align the retention value of each individual’s option grants with the performance of the individual, their job levels and future contribution to the Company, performance-based options would be an effective form of equity compensation. Thus, the Compensation Committee granted performance options to certain executive and senior officers, including the Chairman and CEO, to purchase up to 275,000 shares of common stock. The performance-based grants were contingent on specific performance criteria, specifically earnings per share (“EPS”) targets for 2009, 2010, and 2011. If the annual performance targets are met, the option vests following the Audit Committee’s approval of the Company’s financial statements for the applicable fiscal year. If any of the performance targets are not satisfied, the options are cancelled and returned to the 2001 Stock Plan. The 2009 EPS target was not achieved and as a result the first 1/3 of the grants, or 91,664 options, were forfeited back into the 2001 Stock Plan.
     In April 2009, the Compensation Committee approved grants of an aggregate of 120,000 incentive stock options to executive officers and other key employees to encourage their continued focus in a difficult operating environment and to tie their compensation to the long term success of the Company.
     All of these grants to each of our executive officers are reflected in the Compensation Tables below.

     Since 2006, the Compensation Committee also has had the ability to grant shares of restricted stock or restricted stock units. While these have been offered to directors in lieu of their annual cash retainer and, starting in 2007, in the form of annual equity grants, the Committee has not made any such grants to executive officers or other employees since this time.
     Employees’ Stock Purchase Plan. Our Employees’ Stock Purchase Plan (“ESPP”) is intended to encourage ownership of our common stock by our employees and to provide additional incentive for employees to promote the success of our business. The ESPP enables our employees, through a payroll deduction program, to purchase shares of our common stock at a discount, primarily at a price equal to 85% of the fair market value of our common stock on certain specified dates during a particular plan year. The ESPP is intended to be an “Employee Stock Purchase Plan” within the meaning of Section 423 of the Internal Revenue Code. It is a broad-based plan that is open to substantially all of our full-time employees.
     Employee benefits and retirement plans. Our various employee benefits and retirement plans are intended to attract and retain qualified executives by ensuring that our overall benefits package is competitive and provides an adequate opportunity for retirement savings. We maintain a number of broad-based benefit plans that are available to all of our employees, including group medical, dental, life insurance and short and long term disability plans, all of which are contributory. We offer all of our employees, including our executive officers, the ability to participate in a tax-qualified defined contribution 401(k) plan, which allows savings for retirement on a tax deferred basis. We provide matching contributions of up to 2.5% of deferred compensation. The Summary Compensation Table below includes information about contributions we made for our named executive officers for 2009.
     In 1995 we implemented a Supplemental Executive Retirement Plan and in 1996 we implemented a Supplemental Laboratory Executive Retirement Plan. These plans are designed to provide certain of our key employees, including some of our named executive officers, annual benefits payable over a period of ten years beginning on the participant’s 65th birthday or the participant’s date of retirement (whichever comes later), if the key employee has elected to defer retirement in accordance with the terms of the plan. In order to provide these benefits, we have purchased life insurance contracts for each participating employee. The benefits for each participant vest over periods of ten years. Accordingly, certain participants are fully vested. The benefits payable are based on the cash value of the life insurance policies. In 2006, we implemented an additional Supplemental Executive Retirement Plan in which our Chairman and CEO, David L. Brown, participates, which vests over a five year period and would provide Mr. Brown with ten annual payments of $125,000 beginning at age 75. The Summary Compensation Table and the Nonqualified Deferred Compensation Table below include information regarding premiums we have paid, our contributions during the years indicated, and accumulated benefits as of December 31, 2009, the end of our most recently completed fiscal year, for each of our named executive officers.
     Employment Contracts and Change in Control Agreements. National Dentex has entered into employment agreements with David L. Brown, our Chairman and CEO, and Richard F. Becker, Jr., who serves as Executive Vice President and Treasurer, which provide for annual base salaries that may be increased at the discretion of our Board of Directors. These agreements also provide for participation in our executive incentive compensation plan, reimbursement of expenses, and the same types of benefits that we generally offer to our other executives. In the event that either terminate their employment with good reason, the Company terminates them without cause, or their death or disability, each as defined in their employment agreement, the Company will continue to pay their current base salary and average bonus for a period of two years following the date of termination, which amount may be reduced in the second year to the extent of compensation received from other employment, and in the case of disability, may be reduced to the extent of any payments under the Company’s long term disability plan. The average bonus paid in each of these scenarios means the average bonus paid to these executives in the previous two years. Also, in the event of such a termination, the Company will also provide health and welfare benefits for the shorter of (i) two years following the termination date, or (ii) until Mr. Brown or Mr. Becker has commenced other employment. Mr. Brown and Mr. Becker are also subject to certain non-competition provisions covering the dental laboratory business. The agreements automatically renew for one-year terms until such time as they may be terminated by National Dentex or the named employee.
     National Dentex has also has entered into change of control and severance agreements with each of David L. Brown, John W. Green IV, Richard F. Becker, Jr. and Wayne M. Coll which provide for a severance benefit upon termination of employment within two years after a change in control of National Dentex. Except for Mr. Brown, these agreements provide that, in the event that the named employee is terminated without “cause” (as defined in the agreements), or terminates his employment for certain specified reasons constituting “good reason” (as defined in the agreements and including, without limitation, a reduction in compensation or duties) within two years of a change of control, the employee will receive severance benefits equal to two times his base salary in effect immediately prior to the date of termination, plus two times the average amount of the bonus payable for the two fiscal years ending on or immediately prior to the date of termination. In Mr. Brown’s case, these severance benefits are three times salary and three times the average bonus over the two preceding years. These agreements also provide for two years of post-termination health and welfare benefits. The severance payments are payable in a lump sum within thirty (30) days of the qualifying termination following a change of control. The Merger is a change of control under these agreements.
     Executive Compensation Decisions in 2009. Our Compensation Committee determines the compensation of our Chairman and CEO, which is ratified by the independent directors serving on our Board of Directors. Our Chairman and CEO recommends compensation for the other named executive officers to the Compensation Committee for their review and approval.
     In February 2009, the Compensation Committee determined, in light of the financial uncertainties caused by the economic recession, not to adjust base salaries for our executive team, including Mr. Brown. In August 2009, the Compensation Committee unanimously voted to increase Mr. Coll’s base salary to $200,000, effective August 27, 2009, as a result of his performance and his increased responsibilities in managing the information services department. In December 2009, in connection with the announcement of our management succession plan, the Compensation Committee unanimously voted to increase Mr. Green’s base salary to $400,000, effective January 1, 2010, as a result of his appointment as President and Chief Operating Officer. In addition, Mr. Becker’s base salary was increased to $250,000, also effective January 1, 2010, to reflect his continued responsibilities and performance.
     In light of the management succession plan and other determinations made in 2009, our Compensation Committee determined that no further adjustments to base salaries were necessary for 2010. Following are the base salaries for 2010 for our named executive officers, other than Mr. Champagne who retired on December 31, 2009:

		Percentage
		Increase
	2010	Over 2009
Named Executive Officer	Base Salary	Base Salary
David L. Brown	$400,000	—%
John W. Green IV	400,000	14.3%
Richard F. Becker, Jr.	250,000	4.2%
Wayne M. Coll	200,000	—%
     As detailed above under Corporate Executive Incentive Plan, our executive officers were paid 132% of their annual standard bonuses for 2009. Mr. Brown received $264,000, Mr. Green $161,700, Mr. Becker $110,880, Mr. Coll $79,200 and Mr. Champagne $36,630. For 2010, Mr. Brown and Mr. Green have target bonuses of 50% of their base salaries or $200,000. Mr. Becker and Mr. Coll have targeted bonuses of 35% of their base salaries or $87,500 and $70,000 respectively.
     Conclusion
     In evaluating the individual components of compensation for each of our executive officers, the Compensation Committee reviews each element of compensation as well as the level of total compensation. Through the compensation programs discussed above, a significant portion of each executive officer’s compensation is contingent upon individual as well as Company performance. The Compensation Committee believes this compensation-for-performance philosophy is in the best interests of the Company and our stockholders.
COMPENSATION COMMITTEE REPORT
     The Compensation Committee has reviewed and discussed with our management the Compensation Discussion and Analysis appearing above, and based on this review and discussion, the Compensation

Committee has recommended to our Board of Directors that the Compensation Discussion and Analysis be included in this Amendment No. 1 to our Annual Report on Form 10-K.
     The foregoing report has been furnished on behalf of the Board of Directors by the members of its Compensation Committee.
Submitted by:

Norman F. Strate, Chairman
Jack R. Crosby
Thomas E. Callahan
RISK CONSIDERATIONS IN OUR COMPENSATION PROGRAMS
     The Compensation Committee believes that risks arising from our policies and practices for compensating employees are not reasonably likely to have a material adverse effect on the Company.
COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION
     During fiscal 2009, our Compensation Committee consisted of Norman F. Strate (Chairman), Jack R. Crosby, and Thomas E. Callahan. No member of our Compensation Committee is serving or has served as one of our or our subsidiaries’ officers or employees at any time. None of our executive officers serves as a member of the compensation committee of any other company that has an executive officer serving as a member of our Board of Directors. None of our executive officers serves as a member of the board of directors of any other company that has an executive officer serving as a member of our Board’s Compensation Committee.
     None of our directors is a director or executive officer of any other company that has a director or executive officer who is also a director of the Company.
SUMMARY COMPENSATION TABLE
     The table below summarizes the compensation that we paid to our CEO, our CFO and other “named executive officers” for the three fiscal years ended December 31, 2009.

							Change in
							Pension Value
						Non Equity	Non-qualified
Name						Incentive	Deferred
and				Stock	Option	Plan	Compensation	All Other
Principal Position	Year	Salary	Bonus	Awards	Awards (1)	(2)	Earnings	Compensation		Total
David L. Brown	2009	$400,000	$—	$—	$77,400	$264,000	$—	$9,375	(3)	$750,775
Chairman, CEO	2008	371,154	—	—	—	—	—	156,822		527,976
	2007	350,000	—	—	—	92,750	—	156,697		599,447

John W. Green IV	2009	350,000	—	—	51,600	161,700	—	8,400	(4)	571,700
President, COO	2008	350,000	—	—	—	—	—	4,900		354,900
	2007	350,000	—	—	—	56,000	—	—		406,000

							Change in
							Pension Value
						Non Equity	Non-qualified
Name						Incentive	Deferred
and				Stock	Option	Plan	Compensation	All Other
Principal Position	Year	Salary	Bonus	Awards	Awards (1)	(2)	Earnings	Compensation		Total
Richard F. Becker, Jr.	2009	240,000	—	—	51,600	110,880	—	8,650	(5)	411,130
Executive VP,	2008	233,846	—	—	—	—	—	16,649		250,495
Treasurer	2007	228,077	—	—	—	37,000	—	14,421		279,498

Wayne M. Coll	2009	182,855	—	—	51,600	79,200	—	17,396	(6)	331,051
Vice President, CFO	2008	169,327	—	—	—	—	—	17,145		186,472
	2007	160,000	—	—	—	22,000	—	15,842		197,842

Arthur B. Champagne (8)	2009	185,000	—	—	—	36,630	—	11,925	(7)	233,555
Senior VP	2008	181,442	—	—	—	—	—	8,425		189,867
	2007	185,000	—	—	—	15,000	—	6,550		206,550

(1)	In 2009, the Company granted incentive stock options to each of Mr. Brown, Mr. Green, Mr. Becker and Mr. Coll. The option awards represent the grant date full value of the options granted in 2009 computed in accordance with ASC 718. We calculated the estimated fair value of the award on the date of grant using the Black-Scholes option pricing model. The assumptions used were: risk-free interest rate of 2.91%; expected life of eight years, no dividend yield, and expected volatility of 58.02%.

(2)	Paid in the subsequent year for services rendered in the year specified under the Corporate Executive Incentive Plan.

(3)	Represents $5,250 for use of an automobile and $4,125 in matching contributions under National Dentex’s 401(k) plan.

(4)	Represents $8,400 for use of an automobile.

(5)	Represents $4,525 for use of an automobile and $4,125 in matching contributions under National Dentex’s 401(k) plan.

(6)	Represents $4,810 for life insurance premiums, $8,014 for use of an automobile and $4,572 in matching contributions under National Dentex’s 401(k) plan.

(7)	Represents $7,800 for use of an automobile and $4,125 in matching contributions under National Dentex’s 401(k) plan.

(8)	Mr. Champagne retired on December 31, 2009.
2009 GRANTS OF PLAN-BASED AWARDS
     The following table sets forth information concerning grants of equity and non-equity incentive plan awards during 2009 to our named executive officers.

					All Other
		Estimated Future Payouts			Option Awards:	Exercise	Grant Date
		Under			Number of	or Base	Fair Value of
		Non-Equity Incentive			Securities	Price of	Stock and
		Plan Awards (1)			Underlying	Option	Option
		Threshold	Target	Maximum	Options (2)	Awards	Awards (3)
Name	Grant Date	$	$	$	(#)	($/Sh)	($)
David L. Brown	04-17-09				30,000	$4.07	$77,400
	03-10-09	$100,000	$200,000	$400,000

John W. Green IV	04-17-09				20,000	4.07	51,600
	03-10-09	61,250	122,500	245,000

Richard F. Becker, Jr.	04-17-09				20,000	4.07	51,600
	03-10-09	42,000	84,000	168,000

Wayne Coll	04-17-09				20,000	4.07	51,600
	03-10-09	30,000	60,000	120,000

Arthur Champagne	03-10-09	13,875	27,750	55,500

(1)	These columns relate to awards granted in 2009 under the Corporate Executive Incentive Plan. Under the Corporate Executive Incentive Plan, a percentage of the officer’s standard annual bonus is awarded if certain levels of the Company’s pre-tax income are achieved. If the minimum level of pre-tax income is not achieved, no cash bonus is awarded. However, the Compensation Committee may award a discretionary bonus under the plan based on individual performance. The maximum cash bonus achievable under the Corporate Executive Incentive Plan is 200% of the officer’s standard annual bonus. For a further discussion of the Corporate Executive Incentive Plan, see the “Compensation Discussion and Analysis” above. In 2009 the Company achieved pre-tax income of $10,055,000, which resulted in a payout of 132% of the officers’ standard annual bonus under the Corporate Executive Incentive Plan in February 2010. The payouts of cash bonuses under this corporate incentive plan for the named executive officers in the table above were as follows: Mr. Brown, $264,000; Mr. Green, $161,700; Mr. Becker, $110,880; Mr. Coll, $79,200; and Mr. Champagne, $36,630.

(2)	On April 17, 2009, the Company granted incentive stock options for an aggregate of 120,000 shares to certain executives and senior officers under the 2001 Stock Plan, including the named executive officers above. The incentive stock options vest, with the exception of Mr. Brown’s grant, in three equal installments on April 17, 2010, 2011 and 2012. Mr. Brown’s options vest in two equal installments on each of April 17, 2010 and 2011. All of the options expire ten years from the date of grant.

(3)	Represents the estimated fair value of the award as of the grant date in accordance with ASC 718 (assuming no forfeitures). We calculated the estimated fair value of the award on the date of grant using the Black-Scholes option pricing model. The assumptions used were: risk-free interest rate of 2.91%; expected life of eight years, no dividend yield, and expected volatility of 58.02%.
OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2009
     The following table sets forth information concerning outstanding equity-based awards to our named executive officers as of December 31, 2009.

			Equity
			Incentive
			Plan
			Awards
	Number of	Number of	Number of
	Securities	Securities	Securities
	Underlying	Underlying	Underlying
	Unexercised	Unexercised	Unexercised
	Options	Options	Unearned		Option	Option
	#	#	Options		Exercise	Expiration
Name	Exercisable	Unexercisable	#		Price ($)	Date (1)
David L. Brown	11,250	—	—		8.6667	04-05-10
	58,500	—	—		13.5000	01-23-11
	91,500	—	—		13.3667	04-10-11
	18,000	—	—		16.4533	01-22-12
	12,000	—	—		13.3667	01-21-13
	—	—	53,334	(2)	12.0000	09-08-18
	—	30,000	—		4.0700	04-17-19

John W. Green IV	—	—	26,667	(2)	12.0000	07-14-18
	—	20,000	—		4.0700	04-17-19

Richard F. Becker, Jr.	7,500	—	—		8.6667	04-05-10
	13,500	—	—		13.5000	01-23-11
	18,000	—	—		16.4533	01-22-12
	12,000	—	—		13.3667	01-21-13
	—	—	26,667	(2)	12.0000	07-14-18
	—	20,000	—		4.0700	04-17-19

Wayne M. Coll	3,000	—	—		8.6667	04-05-10
	3,000	—	—		13.9333	05-24-11
	3,600	—	—		16.4533	01-22-12
	3,000	—	—		13.3667	01-21-13
	—	—	23,334	(2)	12.0000	07-14-18
	—	20,000	—		4.0700	04-17-19

Arthur B. Champagne	13,500	—	—		13.5000	01-23-11
	18,000	—	—		16.4533	01-22-12
	12,000	—	—		13.3667	01-21-13

(1)	The expiration date of each option is ten years after the date of grant. Each option, other than the 30,000 share option grant to Mr. Brown, became vested in three equal increments beginning on the first anniversary of the grant date and on each of the second and third anniversaries of the grant date. Mr. Brown’s 30,000 options vest in two equal increments on the first anniversary of the grant date and on the second anniversary of the grant date.

(2)	These represent performance based options granted during 2008 that vest in three equal increments, beginning in 2010, contingent upon the Company’s achievement of earnings per share targets for fiscal years 2009 ($1.42 per share), 2010 ($1.63 per share) and 2011($1.87 per share). The expiration of any portion of the option that vests is ten years after the date of grant. The 2009 earnings per share target was not achieved, and therefore the 2010 vesting increment was forfeited and is not included in this table.
OPTION EXERCISES AND STOCK VESTED DURING 2009
     The were no options or shares realized pursuant to the vesting or exercise of equity-based awards during the fiscal year ended December 31, 2009 for our named executive officers.
PENSION BENEFITS
     We do not have a defined benefit pension plan. Accordingly, we have omitted the table otherwise required to be included here detailing any pension benefit to our named executive officers. The table below under the caption “Nonqualified Deferred Compensation” provides information regarding certain plans that provide for payments at, following, or in connection with the retirement of our named executive officers.
NONQUALIFIED DEFERRED COMPENSATION
     The following table includes information about the participation of our named executive officers in the supplemental executive retirement plans discussed in the Compensation Discussion and Analysis above under the caption “Employee benefits and retirement plans.” Mr. Green was not a participant at fiscal year end. The amounts noted in column 2 are also included in “All Other Compensation” in the Summary Compensation Table.

	Executive	Registrant	Aggregate	Aggregate	Aggregate
	Contributions in	Contributions	Earnings	Withdrawals/	Balance at
	Last FY	in Last FY	in Last FY	Distributions	Last FYE
Name	($)	($)	($)	($)	($)
David L. Brown	$0	$0	$257,065	$0	$1,678,668	(1)
Richard F. Becker, Jr.	0	0	9,369	0	122,395	(1)
Wayne M. Coll	0	4,810	6,402	0	42,484	(1)
Arthur B. Champagne	0	0	26,015	0	349,151	(1)

(1)	The Aggregate Balance includes amounts previously recorded in the Summary Compensation Tables under “All Other Compensation.” These amounts aggregate as follows: for Mr. Brown $1,307,846; for Mr. Becker $44,504; for Mr. Coll $14,430; and for Mr. Champagne $101,826.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE-IN-CONTROL
     The following table sets forth an estimate of the dollar amounts potentially payable to our named executive officers assuming termination of employment or change-in-control under various scenarios as of December 31, 2009. Mr. Champagne retired on December 31, 2009. The applicable agreements are described in the Compensation Discussion and Analysis above. As defined in the explanatory note, the Merger constitutes a “change of control” under the agreements.
David L. Brown

	Voluntary
	Termination			Involuntary		Termination
	For			Not for	Involuntary	Upon
	Good	Early	Normal	Cause	For Cause	Change in
	Reason	Retirement	Retirement	Termination	Termination	Control		Death	Disability
Severance	$0	$0	$0	$0	$0	$1,596,000		$0	$0
SERP (1)	2,250,000	1,750,000	1,750,000	2,250,000	1,750,000	2,250,000		1,750,000	1,750,000
Employment Agreement	1,064,000	0	0	1,064,000	0	0	(2)	1,064,000	1,064,000	(3)

TOTAL	$3,314,000	$1,750,000	$1,750,000	$3,314,000	$1,750,000	$3,846,000		$2,814,000	$2,814,000

John W. Green, IV

	Voluntary
	Termination			Involuntary		Termination
	For			Not for	Involuntary	Upon
	Good	Early	Normal	Cause	For Cause	Change in
	Reason	Retirement	Retirement	Termination	Termination	Control	Death	Disability
Severance	$0	$0	$0	$0	$0	$861,700	$0	$0

TOTAL	$0	$0	$0	$0	$0	$861,700	$0	$0

Richard F. Becker, Jr.

	Voluntary
	Termination			Involuntary		Termination
	For			Not for	Involuntary	Upon
	Good	Early	Normal	Cause	For Cause	Change in
	Reason	Retirement	Retirement	Termination	Termination	Control		Death	Disability
Severance	$0	$0	$0	$0	$0	$590,880		$0	$0
SERP (1)	315,000	315,000	315,000	315,000	315,000	315,000		200,000	315,000
Employment Agreement	590,880	0	0	590,880	0	0	(2)	590,880	590,880	(3)

TOTAL	$905,880	$315,000	$315,000	$905,880	$315,000	$905,880		$790,880	$905,880

Wayne M. Coll

	Voluntary
	Termination			Involuntary		Termination
	For			Not for	Involuntary	Upon
	Good	Early	Normal	Cause	For Cause	Change in
	Reason	Retirement	Retirement	Termination	Termination	Control	Death	Disability
Severance	$0	$0	$0	$0	$0	$479,200	$0	$0
SERP (1)	280,000	0	0	280,000	0	280,000	200,000	0

TOTAL	$280,000	$0	$0	$280,000	$0	$759,200	$200,000	$0

Arthur B. Champagne

	Voluntary
	Termination			Involuntary		Termination
	For			Not for	Involuntary	Upon
	Good	Early	Normal	Cause	For Cause	Change in
	Reason	Retirement	Retirement	Termination	Termination	Control	Death	Disability
Severance	$0	$0	$0	$0	$0	$406,630	$0	$0
SERP (1)	367,500	367,500	367,500	367,500	367,500	367,500	367,500	367,500

TOTAL	$367,500	$367,500	$367,500	$367,500	$367,500	$774,130	$367,500	$367,500

(1)	Payable in ten equal annual installments beginning after attaining the age of 65, in accordance with the terms of the SERP. Solely as to Mr. Brown, these amounts include an additional SERP that provides for ten equal annual installments of $125,000, beginning when Mr. Brown terminates employment and attains age 75. Under Mr. Brown’s additional SERP, he and his spouse are entitled to receive medical and dental insurance coverage similar to senior executives for the remainder of their lives.

(2)	The terms of the Employment Agreements stipulate that in the event of a change in control the determination and payment of any benefits following a qualified termination would be exclusively governed by the provisions of any existing Change in Control Severance Agreement. Under either agreement, the executives would also be entitled to continuation of health insurance and other welfare benefits for up to two years.

(3)	In the case of termination for disability, payment would be reduced by the amount of disability compensation received by the executive pursuant to the Company’s long-term disability plan.

DIRECTOR COMPENSATION
     Annual Retainer. In prior years, we have granted to each of our non-employee directors the opportunity to receive, at their individual election, either (1) an annual cash retainer fee of $30,000, or (2) restricted stock or restricted stock units having a fair market value of $36,000 on the date the grants are awarded. These grants of restricted stock or restricted stock units vest one year from the award date. The settlement of restricted stock units may, at the director’s election, be further deferred for not less than three years, if the election is made prior to the year of the grant. All of our directors except Mr. Brown are non-employee directors.
     With respect to 2009, however, this election between cash and stock was eliminated due to the lack of shares available under our 2001 Stock Plan, and the cash retainer fee was set at $36,000 for each of our non-employee directors.
     Annual Equity Grant. In 2007, the Company began to make annual equity grants to its directors valued at $18,000. In 2008, the Compensation Committee increased the annual equity grant from $18,000 to $36,000. On May 12, 2009, the Compensation Committee proposed and the Board granted to each non-employee director a cash payment of $36,000 in lieu of the annual equity grant due to the lack of available shares under the 2001 Stock Plan.
     Committee Service and Attendance Fees. In addition to the annual retainer and annual equity grant, we pay each non-employee director $1,000 for each meeting of the Board of Directors that he attends (or $500 for participating by telephone) and $500 for each committee meeting not held on the day of a regular board meeting. We pay the Chairman of the Audit Committee (Mr. Callahan) an additional $10,000 for serving in that capacity. We pay the other members of the Audit Committee (Messrs. Crosby and Strate) an additional $2,000 annually for their service on that Committee. We also pay the Chairman of each of our Executive, Compensation and Nominating Committees (Messrs. Harkins, Strate, and Crosby, respectively) an additional $2,000 for serving in those capacities. All of these additional payments for committee service and attendance are made in cash. In addition, all of our directors are reimbursed for travel and similar expenses incurred in connection with their service. We do not offer our directors any other perquisites or benefits in exchange for their service.
     Processes and Procedures for Determining Director Compensation. The Compensation Committee is comprised of three directors, all of whom meet the applicable independence requirements of the SEC and NASDAQ. The Board of Directors appoints the Chairman of the Compensation Committee and determines which directors serve on the Committee. The Compensation Committee is responsible for determining all matters concerning compensation for the independent members of the Board. Director compensation recommendations by the Compensation Committee are submitted to the full Board for ratification. Directors who are employees of National Dentex do not receive any compensation for their service as a director. The Compensation Committee has sole authority to directly retain external consultants and to commission surveys or analyses that it determines necessary to fulfill its responsibilities. Executive officers play no role in determining the amount or form of director compensation, other than gathering information, such as survey data, from external sources, as directed by the Compensation Committee. The Committee periodically reviews the competitiveness of our director compensation using available survey data covering similarly sized U.S. public companies from general industry.
     Director Stock Ownership Policy. The Board has adopted stock ownership guidelines for non-employee directors, pursuant to which each director has committed to own and maintain an equity interest in National Dentex common stock equal to at least two times the director’s annual cash and equity Board compensation. Non-employee directors have committed to attain such ownership by August 2010.

DIRECTOR COMPENSATION TABLE
     The table below summarizes the compensation that we paid our non-employee directors for the fiscal year ended December, 31, 2009. Our Chairman and Chief Executive Officer, Mr. Brown, earned no compensation for his service as a director.

						Change in
						Pension
						Value and
	Fees Earned				Non-Equity	Nonqualified
	or Paid in		Stock	Option	Incentive Plan	Deferred	All Other
Name	Cash		Awards	Awards	Compensation	Compensation	Compensation	Total
David V. Harkins	$78,500	(1)	$0	$0	$0	$0	$0	$78,500
Thomas E. Callahan	97,500	(2)	0	0	0	0	0	97,500
Jack R. Crosby	88,500	(3)	0	0	0	0	0	88,500
Norman F. Strate	91,500	(4)	0	0	0	0	0	91,500
James E. Mulvihill, D.M.D.	78,500	(5)	0	0	0	0	0	78,500

(1)	Mr. Harkins received a $72,000 cash retainer fee, $2,000 as Executive Committee Chairman and $4,500 in meeting fees.

(2)	Mr. Callahan received a $72,000 cash retainer, $10,000 as Audit Committee Chairman and $15,500 in meeting fees.

(3)	Mr. Crosby received a $72,000 cash retainer, $2,000 as Nominating Committee Chairman, $2,000 as a member of the Audit Committee and $12,500 in meeting fees.

(4)	Mr. Strate received a $72,000 cash retainer, $2,000 as Compensation Committee Chairman, $2,000 as a member of the Audit Committee and $15,500 in meeting fees.

(5)	Dr. Mulvihill received a $72,000 cash retainer and $6,500 in meeting fees.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Security Ownership of Certain Beneficial Owners and Management
     The following table shows the number of shares of our common stock beneficially owned as of April 16, 2010 by:
•	each person known by us to own more than 5% of our common stock;

•	each director;

•	each of our named executive officers; and

•	all executive officers and directors as a group.

		Percentage of
	Number of	Outstanding
Name	Shares(1)	Shares(2)
5% Stockholders:
FMR LLC(3)	747,449	12.6%
82 Devonshire Street, Boston, MA 02109
GAMCO Investors, Inc.(4)	558,200	9.4%
One Corporate Center, Rye, New York 10580-1435
Heartland Advisors, Inc.(3)	524,682	8.9%
789 North Water Street, Milwaukee, WI 53202
Artisan Partners Limited Partnership (3)	421,451	7.1%
875 East Wisconsin Ave., #800, Milwaukee, WI 53202
ClearBridge Advisors, LLC (3)	325,797	5.5%
620 Eighth Avenue, New York, NY 10018
Wilen Management Company, Inc.(3)	304,351	5.1%
2360 West Joppa Road, Suite 226, Lutherville, MD 21093
T. Rowe Price Associates, Inc.(3)	297,500	5.0%
100 E. Pratt Street, Baltimore, MD 21202

Directors and Executive Officers:
David V. Harkins (5)*	59,075	1.0%
Jack R. Crosby (6)*	9,535	0.2%
Norman F. Strate (7)*	16,083	0.3%
Thomas E. Callahan (8)*	25,413	0.4%
James E. Mulvihill, D.M.D. (9)*	4,380	0.1%
David L. Brown (10)*†	258,072	4.2%
John W. Green IV (11) †	45,249	0.8%
Richard F. Becker, Jr. (12)†	80,941	1.4%
Wayne M. Coll (13)†	25,251	0.4%
All executive officers and directors as a group (9 persons)	523,999	8.5%

*	Director. The address of this person is c/o National Dentex Corporation, 2 Vision Drive, Natick, MA 01760.

†	Executive officer. The address of this person is c/o National Dentex Corporation, 2 Vision Drive, Natick, MA 01760.

(1)	The number of shares beneficially owned by each entity, person, director, or named executive officer is determined under applicable SEC rules, particularly Rule 13d-3 under the Exchange Act, and the information is not necessarily indicative of beneficial ownership for any other purposes. Under such rules, each entity or individual is considered the beneficial owner of any shares as to which they have the sole or shared voting power or investment power. Such persons are also deemed under the same rules to beneficially own any shares that they have the right to acquire within 60 days of April 16, 2010, through the exercise of stock options or other similar rights. This stock ownership information is based upon information furnished to us by the persons named on the table. Unless otherwise indicated, these individuals have sole voting and dispositive power over the shares indicated.

(2)	Ownership percentage is reported based on 5,913,464 shares of common stock outstanding on April 16, 2010, plus, as to each holder thereof and no other person, the number of shares (if any) that such person has the right to acquire within 60 days of April 16, 2010, through the exercise of stock options or other similar rights.

(3)	Information as to the number of shares is as of December 31, 2009 and is furnished in reliance on the most recently filed Schedule 13G of the named beneficial owner, as follows:
•	Based solely on a 13G filed on February 12, 2010, FMR LLC is the parent company of Fidelity Management & Research Company (“Fidelity”). Fidelity is the beneficial owner of 747,449 shares as a result of acting as an investment advisor to various funds. Edward Johnson and FMR LLC, through their control of Fidelity and the funds, each have the sole power to dispose of these shares.

•	Based solely on a 13G filed on February 10, 2010, Heartland Advisors, Inc. shares voting and dispositive power over these shares with William Nasgovitz, as a result of his ownership interest in Heartland Advisors, Inc. Heartland Advisors and William Nasgovitz each specifically disclaim beneficial ownership of these shares.

•	Based solely on a 13G filed on February 11, 2010, Artisan Partners Limited Partnership (“Artisan Partners”) and its controlling persons have shared voting power over 382,151 shares of common stock and shared dispositive power over 421,451 shares of common stock. The general partner of Artisan Partners is Artisan Investment Corporation, whose sole stockholder is ZFIC, Inc. The principal stockholders of ZFIC, Inc. are Andrew A. Ziegler and Carlene M. Ziegler.

•	Based solely on a 13G filed on February 12, 2010, ClearBridge Advisors, LLC has sole power to vote 296,490 shares of common stock and sole power to dispose 325,797 shares of common stock.

•	Based solely on a 13G filed on January 15, 2010, Wilen Management Company, Inc. has sole power to vote and sole power to dispose 304,351 shares of common stock.

•	Based solely on a 13G filed on February 11, 2010, T. Rowe Price Associates, Inc. (“Price Associates”) has sole power to vote 4,800 shares of common stock and sole power to dispose 297,500 shares of common stock. These shares are owned by various individual and institutional investors for which Price Associates serves as an investment adviser with power to direct investments and/or sole power to vote the securities. Price Associates expressly disclaims beneficial ownership of such securities.

(4)	Based solely on a 13 D/A filed on April 16, 2010, Mario Gabelli is deemed to have beneficial ownership of the shares owned beneficially by each of the following reporting persons: (a) GAMCO Asset Management, Inc., which owns 99,500 shares; (b) Gabelli Funds, LLC, which owns 365,000 shares; (c) Gabelli Securities, Inc., which owns 20,000 shares; and (d) Teton Advisors, Inc., which owns 73,700 shares. Each of the reporting persons and directors and executive officers thereof has the sole power to vote or direct the vote and sole power to dispose or to direct the disposition of the shares reported for it, either for its own benefit or for the benefit of its investment clients or its partners, except that (i) Gabelli Funds, LLC has sole dispositive and voting power with respect to the shares held by certain funds Gabelli Funds, LLC manages so long as the aggregate voting interest of all joint filers does not exceed 25% of their total voting interest in National Dentex and, in that event, the proxy voting committee of each such fund shall respectively vote that fund’s shares, (ii) at any time, the proxy voting committee of each such fund may take and exercise in its sole discretion the entire voting power with respect to the shares held by such fund under special circumstances such as regulatory considerations, and (iii) the power of Mario Gabelli, GAMCO Asset Management, Inc., and GGCP, Inc. is indirect with respect to shares beneficially owned directly by other reporting persons.

(5)	Mr. Harkins owns 59,075 shares of common stock, of which 1,690 shares are restricted stock. The restricted stock vests on May 13, 2010.

(6)	Mr. Crosby owns 9,535 shares of common stock, of which 1,690 shares are restricted stock. The restricted stock vests on May 13, 2010.

(7)	Mr. Strate owns 16,083 shares of common stock, of which 1,690 shares are restricted stock. The restricted stock vests on May 13, 2010. He also owns 5,381 restricted stock units, the receipt of which has been deferred and are not included in the above table.

(8)	Mr. Callahan owns 25,413 shares of common stock, of which 1,690 shares are restricted stock. The restricted stock vests on May 13, 2010.

(9)	Dr. Mulvihill owns 4,380 shares of common stock, of which 1,690 shares are restricted stock. The restricted stock vests on May 13, 2010. He also owns 5,381 restricted stock units, which have been deferred, and are not included in the above table.

(10)	Mr. Brown owns 68,072 shares of common stock which he holds jointly with his wife, and holds options for 263,334 shares, of which 190,000 shares are exercisable within 60 days of April 16, 2010.

(11)	Mr. Green owns 38,583 shares of common stock, and holds options for 46,667 shares, 6,666 shares of which are exercisable within 60 days of April 16, 2010.

(12)	Mr. Becker owns 30,775 shares of common stock, which he holds jointly with his wife, and holds options for 90,167 shares, 50,166 shares of which are exercisable within 60 days of April 16, 2010.

(13)	Mr. Coll owns 8,460 shares of common stock which he holds indirectly with his wife, and holds options for 53,459 shares, 16,791 shares of which are exercisable within 60 days of April 16, 2010.
Changes in Control
     As noted above, on April 5, 2010, National Dentex announced that it had entered into an Agreement and Plan of Merger (the “Merger Agreement”) among GDC Holdings, Inc. (“Parent”), a Delaware corporation, Royal Acquisition Corp., a Delaware corporation and an indirect wholly owned subsidiary of Parent and a direct wholly owned subsidiary of GeoDigm Corporation, a Minnesota corporation (“Merger Sub”) and National Dentex. Under the Merger Agreement, Merger Sub will be merged with and into National Dentex, with National Dentex being the surviving corporation (the “Merger”). If the Merger is completed, each share of common stock of National Dentex will be converted into the right to receive $17.00 in cash, and National Dentex will no longer be a public company.

Equity Compensation Plan Information
     The following table provides aggregate information with respect to all of our equity compensation plans in effect as of December 31, 2009:

			Number of
			Shares of
	Number of Shares of		National Dentex
	National Dentex	Weighted	Corporation
	Corporation	Average	Common Stock
	Common Stock to	Exercise Price	Remaining
	Be Issued Upon	of	Available
	Exercise of	Outstanding	for Future
	Outstanding Options	Options	Issuance
1992 LTIP(1)	150,925	$12.20	None
2001 Stock Plan (2)	590,586	$11.58	89,051
ESPP(3)	—	—	273,195

Total	741,511	$11.71	362,246

(1)	In 1992, the Board and stockholders adopted the 1992 Long-Term Incentive Plan (“1992 LTIP”). Key employees, officers and directors were eligible to receive grants under the plan. No additional options may be granted under this plan.

(2)	In January 2001, the Board adopted the 2001 Stock Plan (“2001 Stock Plan”), which was approved by our stockholders in April 2001. Key employees, officers and directors are eligible to receive grants under the plan. On May 16, 2006, our shareholders approved an amendment to the 2001 Stock Plan at our annual meeting of stockholders to allow for the issuance of restricted stock and restricted stock units.

(3)	We maintain an employee stock purchase plan titled the 1992 Employees’ Stock Purchase Plan (“ESPP”), described in Item 11 above, that is qualified under Section 423 of the Internal Revenue Code of 1968, as amended. The aggregate number of shares that have been reserved under the ESPP is 700,000.
Item 13. Certain Relationships, Related Transactions, and Director Independence
Transactions With Related Persons
     Under SEC rules, we are required to disclose transactions in excess of $120,000 in which National Dentex was a participant in which “related persons” had or will have a direct or indirect material interest. Related persons include any of our directors, nominees for director, or executive officers, and any immediate family members of such persons. The term “transaction” is broadly defined under SEC rules to include any financial transaction, arrangement or relationship, including any indebtedness transaction or guarantee of indebtedness.
     Based on information available to us and provided to us by our directors and executive officers, we do not believe that there were any such transactions in effect since January 1, 2009, or any such transactions proposed to be entered into during 2010.
     Our Board of Directors has a policy that generally requires it to review and approve any related party transactions. Management is required to present to the Board specific information with respect to any such transaction expected to be entered into. After reviewing this information, the Board will approve such transaction only if the following two conditions are met: (1) the Board believes that the transaction is in the best interests (or not inconsistent with the best interests) of National Dentex and its stockholders, and (2) the transaction must be entered into by National Dentex on terms that are comparable to, or better than, those that would be obtained in an arm’s length transaction with an unrelated third party. If any additional related party transactions are entered into without prior approval of the Board, management is required to present such transactions to the Board for approval or ratification at the next subsequent Board meeting.

Director and Committee Independence
     Director Independence. Our Board members are Mr. Brown, Mr. Harkins, Mr. Callahan, Mr. Crosby, Dr. Mulvihill and Mr. Strate. The Board has determined that each of our directors are “independent” directors as defined under applicable NASDAQ rules, except for Mr. Brown, who serves as our Chief Executive Officer. The “independent” directors thus constitute a majority of our Board of Directors.
     Committees of the Board and Committee Independence. Our Board has four principal committees: the Audit Committee, the Compensation Committee, the Nominating Committee, and the Executive Committee.
     The members of the Audit Committee are Mr. Callahan, Mr. Crosby and Mr. Strate. Our Board has determined that each of the three members of the Audit Committee is “independent” under applicable NASDAQ rules, which impose additional independence criteria in determining eligibility for director service on audit committees. The Compensation Committee of our Board is composed of three directors, Mr. Strate, Mr. Crosby and Mr. Callahan, all of whom meet the applicable independence requirements of the SEC and NASDAQ. The Nominating Committee of our Board is composed of three directors, Mr. Crosby, Mr. Strate and Dr. Mulvihill, all of whom meet the independence requirements of the NASDAQ listing standards. Mr. Harkins, Mr. Strate and Mr. Brown are the members of the Executive Committee. Each of the members of the Executive Committee is “independent” under applicable NASDAQ rules, except for Mr. Brown.
Item 14. Principal Accountant Fees and Services
Independent Registered Accounting Firm’s Fees and Services
     The following table represents fees that we paid to PricewaterhouseCoopers LLP (“PwC”) for professional services rendered for the audit of our annual financial statements for 2008 and 2009 and fees billed for audit-related services, tax services, and all other services by PwC for 2008 and 2009.

	2008	2009
Audit fees	$624,000	$548,530
Audit-Related fees	—	—
Tax fees	27,100	18,500
All other fees	4,575	3,075

Total	$655,675	$570,105

     Audit Fees
     These are fees related to professional services that PwC rendered in connection with the audit of our annual financial statements included in our Annual Report on Form 10-K, the audit of management’s assessment of our internal control over financial reporting and PwC’s own audit of our internal control over financial reporting, the reviews of the financial statements included in each of our Quarterly Reports on Form 10-Q, and accounting consultations that relate to the audited financial statements and are necessary to comply with generally accepted auditing standards.
     Audit-Related Fees
     We did not incur any audit-related fees in 2008 and 2009, which are generally fees for assurance and related services.
     Tax Fees
     These are fees for professional services related to tax return preparation services and tax compliance services.
     All Other Fees
     Consist of fees for services provided by PwC that are not included in the categories reported above. These included fees billed by PwC in fiscal 2008 and in fiscal 2009 related to compliance products.
     Engagement of Deloitte & Touche LLP and Accounting Management Solutions, Inc.
     The implementation of Section 404 of the Sarbanes-Oxley Act of 2002 prompted us to engage the services of Deloitte & Touche LLP (“D&T”), which provided internal control design consultation and testing services as well as project management in 2008 to help us meet our compliance obligations. In 2009 we engaged Accounting Management Solutions, Inc. (“AMS”) to provide these same services. Our engagements of D&T and AMS did not relate to the audit of our annual financial statements. The amounts we paid D&T and AMS for their professional services were in addition to the amounts set forth above.
     Audit Committee’s Pre-Approval Policy and Procedures
     The Audit Committee of our Board of Directors has adopted policies and procedures for the pre-approval of audit and non-audit services for the purpose of maintaining the independence of our independent auditors. We may not engage our independent auditors to render any audit or non-audit service unless either the service is approved in advance by the Audit Committee or the engagement to render the service is entered into pursuant to the Audit Committee’s pre-approval policies and procedures. The Audit Committee may pre-approve services that are expected to be provided to National Dentex by the independent auditors during the following 12 months. At the time the Audit Committee grants such pre-approval, it must (1) identify the particular pre-approved services in a sufficient level of detail so that management will not be called upon to make judgment as to whether a proposed service fits within the pre-approved services and (2) establish a monetary limit with respect to each particular pre-approved service, which limit may not be exceeded without obtaining further pre-approval under the policy. At regularly scheduled meetings of the Audit Committee, management or the independent auditors must report to the Audit Committee regarding each service actually provided to National Dentex.
     During 2009, PwC provided no services other than in accordance with the pre-approval policies and procedures described above.

PART IV
Item 15. Exhibits and Financial Statement Schedules
     (b) Exhibits:
     See “Exhibit Index.”

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL DENTEX CORPORATION
By:	/s/ DAVID L. BROWN
David L. Brown, Chief Executive Officer

April 30, 2010
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DAVID V. HARKINS	Director	April 30, 2010
David V. Harkins

/s/ JACK R. CROSBY	Director	April 30, 2010
Jack R. Crosby

/s/ THOMAS E. CALLAHAN	Director	April 30, 2010
Thomas E. Callahan

/s/ NORMAN F. STRATE	Director	April 30, 2010
Norman F. Strate

/s/ JAMES E. MULVIHILL, D.M.D.	Director	April 30, 2010
James E. Mulvihill, D.M.D.

/s/ DAVID L. BROWN	Chairman and CEO (Principal Executive Officer)	April 30, 2010
David L. Brown

/s/ WAYNE M. COLL	Vice President & Chief Financial	April 30, 2010
Wayne M. Coll	Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act (Chief Executive Officer).*

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act (Chief Financial Officer). *

*	Filed herewith.