Form 10-Q
period 2010-03-31
NATIONAL DENTEX CORP /MA/
filed 2010-05-14
CIK 913616

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of May 6, 2010, 5,913,464 shares of the registrant’s Common Stock, par value $.01 per share, were outstanding.

NATIONAL DENTEX CORPORATION
FORM 10-Q
QUARTER ENDED MARCH 31, 2010

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements:
NATIONAL DENTEX CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	December 31,	March 31,
	2009	2010
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,510,046	$1,260,694
Accounts receivable:
Trade, less allowance of $583,000 in 2009 and $585,000 in 2010	16,132,939	17,490,241
Other	1,728,591	1,823,248
Inventories	6,890,017	7,240,200
Prepaid expenses	3,784,470	3,434,431
Deferred tax assets	973,237	948,746

Total current assets	31,019,300	32,197,560

PROPERTY, PLANT AND EQUIPMENT:
Land and buildings	7,535,015	7,535,015
Leasehold and building improvements	19,334,362	19,249,937
Laboratory equipment	20,459,600	20,767,279
Furniture and fixtures	8,337,527	8,522,746

	55,666,504	56,074,977
Less — Accumulated depreciation and amortization	24,946,070	25,928,135

Net property, plant and equipment	30,720,434	30,146,842

OTHER ASSETS, net:
Goodwill	69,616,034	69,682,080
Trade names	9,490,645	9,501,994
Customer relationships	5,352,962	5,136,163
Non-competition agreements	1,291,824	1,219,632
Other assets	7,803,877	7,779,862

Total other assets	93,555,342	93,319,731

Total assets	$155,295,076	$155,664,133

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$5,071,050	$5,072,121
Accounts payable	3,495,044	3,692,953
Accrued liabilities:
Payroll and employee benefits	9,315,821	8,069,810
Other accrued expenses	3,841,752	4,719,335

Total current liabilities	21,723,667	21,554,219

LONG-TERM LIABILITIES:
Long-term obligations	21,776,455	20,557,220
Deferred compensation	6,739,265	6,772,472
Other accrued expenses	1,475,247	1,403,599
Deferred tax liabilities	5,789,956	5,696,486

Total long-term liabilities	35,780,923	34,429,777

COMMITMENTS AND CONTINGENCIES (Note 7)
STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value Authorized — 500,000 shares
None issued and outstanding	—	—
Common stock, $.01 par value Authorized — 8,000,000 shares
Issued and Outstanding — 5, 761,363 shares at December 31, 2009 and March 31, 2010	57,613	57,613
Paid-in capital	20,374,197	20,500,462
Retained earnings	77,189,758	78,836,955
Accumulated other comprehensive income	168,918	285,107

Total stockholders’ equity	97,790,486	99,680,137

Total liabilities and stockholders’ equity	$155,295,076	$155,664,133

The accompanying notes are an integral part of these consolidated financial statements.

NATIONAL DENTEX CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended
	March 31,	March 31,
	2009	2010
Net sales	$41,259,709	$40,258,817
Cost of goods sold	23,637,927	22,479,949

Gross profit	17,621,782	17,778,868
Selling, general and administrative expenses	13,723,717	14,347,378

Operating income	3,898,065	3,431,490
Other expense	219,588	211,157
Interest expense	344,833	182,906

Income before provision for income taxes	3,333,644	3,037,427
Provision for income taxes	1,274,785	1,390,230

Net income	$2,058,859	$1,647,197

Net income per share — basic	$.36	$.29

Net income per share — diluted	$.36	$.28

Weighted average shares outstanding — basic	5,656,547	5,763,675

Weighted average shares outstanding — diluted	5,749,649	5,943,073

The accompanying notes are an integral part of these consolidated financial statements.

NATIONAL DENTEX CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended
	March 31,	March 31,
	2009	2010
Cash flows from operating activities:
Net income	$2,058,859	$1,647,197
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,480,384	1,460,655
(Gain) loss on disposal of property, plant and equipment	(3,282)	2,802
Benefit for deferred income taxes	(67,190)	(76,826)
Provision for bad debts	27,815	46,492
Losses on write-down of inventories	33,595	22,379
Stock-based compensation expense	110,180	126,266
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	309,419	(1,485,679)
Increase in inventories	(489,960)	(366,415)
Decrease in prepaid expenses	291,744	350,112
Decrease in other assets	35,080	2,996
Increase (decrease) in accounts payable and accrued liabilities	811,343	(287,980)

Net cash provided by operating activities	4,597,987	1,441,999

Cash flows from investing activities:
Premiums paid for life insurance policies	(2,598)	(2,598)
Proceeds received from life insurance policies	25,200	—
Additions to property, plant and equipment	(651,335)	(483,038)
Cash proceeds from the disposition of property, plant, and equipment	4,300	150

Net cash used in investing activities	(624,433)	(485,486)

Cash flows from financing activities:
Borrowings of revolving line of credit	13,536,382	14,853,402
Repayments of revolving line of credit	(16,355,932)	(14,804,200)
Repayments of long-term debt	(1,280,691)	(1,267,365)

Net cash used in financing activities	(4,100,241)	(1,218,163)

Effect of exchange rate changes on cash	(11,391)	12,298

Net decrease in cash and cash equivalents	(138,078)	(249,352)
Cash and cash equivalents at beginning of period	2,109,943	1,510,046

Cash and cash equivalents at end of period	$1,971,865	$1,260,694

The accompanying notes are an integral part of these consolidated financial statements.

NATIONAL DENTEX CORPORATION
Notes to Consolidated Financial Statements
March 31, 2010
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
     Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). The accompanying unaudited consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements for the year ended December 31, 2009 contained in its Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the SEC on March 12, 2010.
(2) Recent Accounting Pronouncements
     In January 2010, the Financial Accounting Standards Board (“FASB”) issued an accounting standard update that requires new disclosures related to fair value measurements. A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. This update also clarifies existing disclosures by requiring fair value measurement disclosures for each class of assets and liabilities as well as disclosures about inputs and valuation techniques for fair value measurements that fall into Level 2 or Level 3. This update also includes conforming amendments to the guidance on employers’ disclosures about postretirement benefit plans that changes the terminology from major categories of assets to classes of assets. This update was effective for us on January 1, 2010 and had no material impact on the fair value disclosures made in our consolidated financial statements. In addition, in the reconciliation for fair value measurements using significant unobservable inputs (Level 3), an entity should present separately information about purchases, sales, issuances and settlements on a gross basis rather than as one net number. This update will be effective for us on January 1, 2011 and will have no material impact on the fair value disclosures made in our consolidated financial statements.
     On March 30, 2010, the President of the United States signed the Health Care and Education Reconciliation Act of 2010, which is a reconciliation bill that amends the Patient Protection and Affordable Care Act, that was signed by the President on March 23, 2010 (together the “Acts”). As a result of this legislation, the tax treatment related to the Medicare Part D subsidy has changed, requiring companies to determine the financial impact, if any, of this change. We have evaluated the potential financial impact of this change and have determined that there is no material impact on our consolidated financial statements. We are continuing to evaluate the other provisions of the Acts, but we are not currently able to determine the potential impact the Acts will have on our consolidated financial statements, if any.
(3) Goodwill and Other Intangible Assets
     The Company’s acquisition strategy has been to consolidate within the dental laboratory industry and use its financial and operational synergies to create a competitive advantage. Certain factors, such as the laboratory’s assembled workforce and technical skills, result in the recognition of goodwill. The Company continually evaluates whether events and circumstances have occurred that indicate that the value of goodwill has been impaired. In addition, goodwill is evaluated for possible impairment on an annual basis, based on a two-step process. The Company has selected June 30th as the date for the annual assessment of goodwill impairment.

Notes to Condensed Consolidated Financial Statements (Continued)
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
     The Company’s most recent goodwill impairment test as of June 30, 2009 incorporated forecasted results and assumptions for its laboratories. The Company continues to closely monitor the financial results of certain laboratories in the NDX laboratories operating segment in subsequent periods in comparison to forecasted financial results and assumptions made at June 30, 2009 to determine whether any impairment charges are warranted for these laboratories. Based on the foregoing, the Company recorded a $264,000 impairment expense in the third quarter of 2009 related to one of the laboratories in the NDX Laboratories operating segment. There were no circumstances in the first quarter of 2010 that triggered an interim evaluation of goodwill. As of March 31, 2010, the Company had $69,682,000 of goodwill remaining on its consolidated balance sheet.
     The changes in the carrying amount of goodwill for the three months ended March 31, 2009 and 2010 are as follows:

	As of March 31,
	2009	2010
NDX Laboratories Segment

Goodwill, Balance as of January 1	$44,983,000	$45,299,000
Accumulated impairment losses	(6,950,000)	(7,034,000)

	38,033,000	38,265,000
Effects of exchange rate changes	(52,000)	66,000

Balance as of March 31
Goodwill	44,931,000	45,365,000
Accumulated impairment losses	(6,950,000)	(7,034,000)

	$37,981,000	$38,331,000

	As of March 31,
	2009	2010
Green Dental Laboratory Segment

Goodwill balance	$15,208,000	$15,208,000

	As of March 31,
	2009	2010
Keller Group Segment

Goodwill balance	$16,143,000	$16,143,000

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
     The changes in the carrying amount of trade names for the three months ended March 31, 2009 and 2010 are as follows:

	As of March 31, 2009	As of March 31, 2010
Beginning of year	$9,978,000	$9,491,000
Effects of exchange rate changes	(9,000)	11,000

Trade Names, end of period	$9,969,000	$9,502,000

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

	As of March 31, 2009	As of March 31, 2010
Beginning of year, gross	$9,439,000	$9,474,000
Effects of exchange rate changes	(6,000)	7,000

Customer relationships, gross	9,433,000	9,481,000
Less: Accumulated amortization	(3,452,000)	(4,345,000)

Customer relationships, net	$5,981,000	$5,136,000

     Amortization expense associated with customer relationships totaled approximately $224,000 for the three months ended March 31, 2010 and is recorded in selling, general and administrative expenses. Future amortization expense of the current customer relationship balance will be approximately:

For the remainder of fiscal 2010	$672,000
2011	895,000
2012	826,000
2013	614,000
2014	483,000
2015	477,000
Thereafter	1,169,000

$5,136,000

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

	As of March 31, 2009	As of March 31, 2010
Beginning of year, gross	$10,696,000	$10,699,000
Effects of exchange rate changes	(1,000)	—

Non-competition agreements, gross	10,695,000	10,699,000
Less: Accumulated amortization	(9,186,000)	(9,479,000)

Non-competition agreements, net	$1,509,000	$1,220,000

     Amortization expense associated with non-competition agreements totaled approximately $73,000 for the three months ended March 31, 2010.
     Future amortization expense of non-competition agreements will be approximately:

For the remainder of fiscal 2010	$215,000
2011	247,000
2012	192,000
2013	170,000
2014	115,000
2015	91,000
Thereafter	190,000

$1,220,000

(4) Earnings per Share
     The Company’s basic earnings per share is computed by dividing net income by the weighted average number of shares outstanding and diluted earnings per share reflects the dilutive effect of potential common shares. Potential common shares are considered to be dilutive whenever the exercise price is less than the average market price during the periods presented. The weighted average number of shares outstanding, the dilutive effects of outstanding stock options, and the shares under option plans that were anti-dilutive for the three months ended March 31, 2009 and 2010 are as follows:

	Three Months	Three Months
	Ended	Ended
	March 31, 2009	March 31, 2010
Weighted average number of shares used in basic earnings per share calculation	5,656,547	5,763,675
Incremental shares under option plans	93,102	179,398

Weighted average number of shares used in diluted earnings per share calculation	5,749,649	5,943,073

Shares under option plans excluded in computation of diluted earnings per share due to anti-dilutive effects	717,330	576,511

Notes to Condensed Consolidated Financial Statements (Continued)
(5) Inventories
     Inventories consist of the following:

	December 31, 2009	March 31, 2010
Raw Materials	$5,726,274	$5,769,025
Work in Process	945,196	1,278,770
Finished Goods	218,547	192,405

	$6,890,017	$7,240,200

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
(6) Comprehensive Income
     Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances derived from non-owner sources. The Company’s total comprehensive income was as follows for the periods presented:

	March 31,
	2009	2010
Net income	$2,058,859	$1,647,197
Foreign currency translation adjustments	(105,895)	116,189

Total comprehensive income	$1,952,964	$1,763,386

     Accumulated other comprehensive income at December 31, 2009 and March 31, 2010 of $168,918 and $285,107 respectively, as presented in the equity section of the consolidated balance sheet, is attributable to accumulated foreign currency translation adjustments.
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

Notes to Condensed Consolidated Financial Statements (Continued)
principal, based on a seven year amortization schedule, with a final payment due on the fifth anniversary of the Second Agreement. The Second Agreement requires compliance with certain covenants, including the maintenance of specified net worth, minimum consolidated total “EBITDA”, debt to income ratio and other financial ratios.
     The Second Agreement was amended on May 9, 2008, effective March 31, 2008, to revise certain financial targets within these covenants. Additionally, the Bank and the Company agreed to consolidate the revolving line of credit with the acquisition line of credit into a single line of credit of $25,000,000 to be used by the Company for general corporate purposes, including potential acquisitions. The Second Agreement was also amended on September 2, 2008 in connection with the acquisition of Dental Art, which increased the Company’s outstanding debt and therefore required an adjustment to an affected financial covenant. The Company further amended the agreement on December 16, 2008 to extend the maturity of the line of credit to November 7, 2011. The amendment changed the interest rate on both the line of credit and the term loan to prime rate or, at the Company’s option, LIBOR, a cost of funds rate, or the Bank’s fixed rate, plus, in each case, a range of 2.50% to 3.50% per annum, depending on the ratio of consolidated total funded debt to consolidated “EBITDA,” as each is defined in the Second Agreement and also increased the commitment fee on the unused portion of the line of credit from 0.125% to 0.50% per annum. In addition, the amendment revised certain financial targets within the covenants. Finally, on March 13, 2009, the Second Agreement was further amended to exclude $6,950,000 of goodwill impairment in the fourth quarter of 2008 from the calculation of “EBITDA,” used in determining compliance with certain financial covenants. These amendments did not change the total availability under the Second Agreement. While the Company was in compliance with its debt covenants as of March 31, 2010, it continues to closely monitor compliance with these covenants in future periods, particularly minimum consolidated total “EBITDA,” which may be negatively impacted by, among other things, potential declines in future earnings, or declines attributable to additional goodwill impairment.
     As of March 31, 2010, $18,422,000 was available under the consolidated revolving line of credit.
Long-Term Debt:

	December 31,	March 31,
	2009	2010
Term note	$19,583,000	$18,333,000
Borrowings classified as long term under the revolving line of credit	6,529,000	6,578,000
Other long-term debt	736,000	718,000

Total debt	26,848,000	25,629,000
Less: current maturities	5,072,000	5,072,000

Long-term debt, less current portion	$21,776,000	$20,557,000

     The table below reflects the expected repayment terms associated with the Company’s long-term debt at March 31, 2010. The weighted average interest rate associated with the Company’s borrowings as of March 31, 2010 was 2.7%.

March 31, 2010
Principal Due
For the remainder of fiscal 2010	$3,804,000
Fiscal 2011	21,237,000
Fiscal 2012	80,000
Fiscal 2013	85,000
Fiscal 2014	90,000
Thereafter	333,000

Total	$25,629,000

(8) Fair Value Measurements
     Effective January 1, 2008, the Company adopted accounting standards that define fair value, establish a framework for measuring fair value and enhance disclosures about fair value measurements. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or

Notes to Condensed Consolidated Financial Statements (Continued)
most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. These standards establish a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value; describe three levels of inputs that may be used to measure fair value which are provided in the table below; and allow an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis. The adoption of these standards had no material impact on the Company’s financial statements.
     The Company uses the market approach technique to value its financial instruments using policy values provided by the supplier of these products and there were no changes in valuation techniques during the three months ended March 31, 2010. The Company’s financial assets and liabilities are primarily comprised of investments in insurance contracts held as assets to satisfy outstanding retirement liabilities.
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
The following tables present information about the Company’s financial assets measured at fair value on a recurring basis as of March 31, 2010 and December 31, 2009. There were no liabilities that require disclosure:

		Quoted
		Prices in
		Active	Significant Other	Significant
	As of	Markets	Observable Inputs	Unobservable
Description	March 31, 2010	(Level 1)	(Level 2)	Inputs ( Level 3)

Financial Assets
Cash Surrender Value of Life Insurance	$5,554,000	—	$5,554,000	—

Total Financial Assets	$5,554,000	—	$5,554,000	—

		Quoted
		Prices in
		Active	Significant Other	Significant
	As of	Markets	Observable Inputs	Unobservable
Description	December 31, 2009	(Level 1)	(Level 2)	Inputs ( Level 3)

Financial Assets
Cash Surrender Value of Life Insurance	$5,546,000	—	$5,546,000	—

Total Financial Assets	$5,546,000	—	$5,546,000	—

Notes to Condensed Consolidated Financial Statements (Continued)
(9) Income Taxes
     At March 31, 2010 the Company recorded unrecognized tax benefits of $1,497,000 and related interest of $91,000. This liability related to ongoing tax filing positions taken by the Company in its previously filed US Federal and State tax returns. The Company determined this amount did not meet the recognition provisions of accounting for tax uncertainties.
     On May 7, 2010, the Company settled the examination of the Company’s U.S. income tax returns for 2003 through 2006 with the Internal Revenue Service (“IRS”). Effective on that date, the full amount of the Company’s $1,497,000 in unrecognized tax benefits were reversed. Additionally, $1,088,000 of these unrecognized tax benefits will reduce the Company’s tax expense and $327,000 in prepaid expenses related to advanced contingent professional fees will be charged to operating expenses in the second quarter of 2010. As of May 7, 2010, the tax years that remain subject to examination by the IRS are 2007 to 2009.
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
     The following table sets forth information about the Company’s operating segments for the three months ended March 31, 2009 and 2010.

	Three Months	Three Months
	Ended	Ended
	March 31, 2009	March 31, 2010
Revenue:
NDX Laboratories	$30,383,358	$28,796,661
Green Dental Laboratory	5,029,821	5,222,654
Keller Group	6,098,689	6,518,304

Subtotal	41,511,868	40,537,619
Inter-segment Revenues:
NDX Laboratories	80,204	76,484
Green Dental Laboratory	85,030	50,181
Keller Group	86,925	152,137

Net Sales	$41,259,709	$40,258,817

Laboratory Operating Income:
NDX Laboratories	$4,590,361	$4,500,747
Green Dental Laboratory	1,172,236	1,321,251
Keller Group	1,071,498	1,335,526

	$6,834,095	$7,157,524

Total Assets:
NDX Laboratories	$93,761,985	$89,836,420
Green Dental Laboratory	26,387,287	26,171,054
Keller Group	25,596,814	25,489,645
Corporate	15,042,214	14,167,014

	$160,788,300	$155,664,133

Capital Expenditures:
NDX Laboratories	$963,523	$171,667
Green Dental Laboratory	12,434	193,011
Keller Group	39,100	96,622
Corporate	113,198	126,229

	$1,128,255	$587,529

Depreciation & Amortization on Property, Plant & Equipment:
NDX Laboratories	$736,820	$752,372
Green Dental Laboratory	85,579	87,415
Keller Group	136,091	102,087
Corporate	208,400	204,645

	$1,166,890	$1,146,519

Notes to Condensed Consolidated Financial Statements (Continued)
Reconciliation of Laboratory Operating Income with reported Consolidated Operating Income:

	Three Months	Three Months
	Ended	Ended
	March 31, 2009	March 31, 2010
Laboratory Operating Income	$6,834,095	$7,157,524
Less:
Corporate Selling, General and Administrative Expenses	2,842,124	3,623,055
Amortization Expense — Intangible Assets	313,494	314,136
Add:
Other Expense	219,588	211,157

Consolidated Operating Income	$3,898,065	$3,431,490

(11) Subsequent Events
Agreement and Plan of Merger
     On April 5, 2010, the Company announced that it had entered into an Agreement and Plan of Merger (the “Merger Agreement”), dated as of April 2, 2010, with GDC Holdings, Inc. (“Parent”), a Delaware corporation, and Royal Acquisition Corp., a Delaware corporation and an indirect wholly owned subsidiary of Parent and a direct wholly owned subsidiary of GeoDigm Corporation, a Minnesota corporation (“Merger Sub”). Pursuant to the Merger Agreement, Merger Sub will be merged with and into the Company, with the Company being the surviving corporation (the “Merger”). If the Merger is completed, each share of common stock of the Company will be converted into the right to receive $17.00 in cash, without interest and less applicable withholding taxes. Related professional fees of $519,000 incurred in connection with the Merger Agreement have been recorded in the first quarter of 2010.
Conclusion of IRS Examination of 2003-2006 U.S. Income Tax Returns
     On May 7, 2010, the Company settled with the Internal Revenue Service the examination of the Company’s U.S. income tax returns for 2003 through 2006. Refer to Footnote (9) for more information.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the Unaudited Consolidated Financial
Statements and the related notes that appear elsewhere in this document.
     Certain statements in this Quarterly Report, particularly statements contained in this Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words “anticipate”, “believe”, “estimate”, “expect”, “plan”, “intend” and other similar expressions are intended to identify these forward-looking statements, but are not the exclusive means of identifying them. Forward-looking statements included in this Quarterly Report or hereafter included in other publicly available documents filed with the Securities and Exchange Commission (“SEC”), reports to our stockholders and other publicly available statements issued or released by us involve known and unknown risks, uncertainties, and other factors which could cause our actual results, performance (financial or operating) or achievements to differ from the future results, performance (financial or operating) or achievements expressed or implied by such forward-looking statements. Such future results are based upon our best estimates based upon current conditions and the most recent results of operations. Various risks, uncertainties and contingencies could cause our actual results, performance or achievements to differ materially from those expressed in, or implied by, the forward-looking statements contained in this Quarterly Report. These include, but are not limited to, those described under “Factors that may Affect Future Results” and under Part II Item 1A “Risk Factors” of this Quarterly Report, those described under Item 1A of our most recently filed Annual Report on Form 10-K for the fiscal year ended December 31, 2009, expectations regarding the timing of a merger between National Dentex and an entity affiliated with GeoDigm Corporation and statements regarding the ability to complete such merger. We assume no obligation to update these forward-looking statements contained in this report, whether as a result of new information, future events, or otherwise.
Overview
     We own and operate 43 dental laboratories located in 29 states and one Canadian province, serving an active customer base of over 24,000 dentists. Our business consists of the design, fabrication, marketing and sale of custom dental prosthetic appliances for dentists located primarily in North America.
     Our products are grouped into the following three main categories:
     Restorative Products. Restorative products that our dental laboratories sell consist primarily of crowns and bridges. A crown replaces the part of a tooth that is visible, and is usually made of gold, porcelain or zirconia. A bridge is a restoration of one or more missing teeth that are permanently attached to the natural teeth or roots. In addition to the traditional crown, we also make onlays, which are partial crowns which do not cover all of the visible tooth; inlays, which are restorations made to fit a prepared tooth cavity and then cemented into place and precision crowns, which are restorations designed to receive and connect a removable partial denture. We also mill crowns and bridges from zirconia using CAD-CAM (computer-assisted design and computer-assisted manufacturing)technologies.
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
Recent Developments
     On April 2, 2010, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with GDC Holdings, Inc., a Delaware corporation (“Parent”), and Royal Acquisition Corp., a Delaware corporation (“Merger Sub”). Merger Sub is an indirect wholly owned subsidiary of Parent and a direct wholly owned subsidiary of GeoDigm Corporation, a Minnesota corporation (“GeoDigm”). Pursuant to the terms of the Merger Agreement, Merger Sub will be merged with and into us, and as a result we will continue as the surviving corporation and a wholly owned subsidiary of GeoDigm (the “Merger”). Parent is controlled by Welsh, Carson, Anderson & Stowe XI, L.P. (“Welsh Carson”), a private equity fund. Following the Merger, GeoDigm will own all of the outstanding capital stock of the surviving corporation and we will no longer be a publicly traded company.
     Pursuant to the Merger Agreement, at the effective time of the Merger, each issued and outstanding share of our common stock (collectively, the “Common Stock”) will be canceled and extinguished and automatically converted into the right to receive $17.00 in cash, without interest and less applicable withholding taxes. Each outstanding and unexercised option and other right to acquire our Common Stock under our equity incentive plans will become fully vested, and will be terminated and settled for a cash payment equal to the difference between $17.00 and the respective exercise price of such option or other right. We will terminate our employees’ stock purchase plan prior to the effective time of the Merger and the options outstanding under our employees’ stock purchase plan will not be converted into the right to receive the per share merger consideration.
     The Merger Agreement contains a provision under which we had the right to solicit alternative acquisition proposals from April 2, 2010 through May 12, 2010. None of the parties contacted during the “go-shop” period submitted a written proposal prior to the end of the “go-shop” period, and therefore we ceased all discussion with said parties. Following the expiration of such “go-shop” period, we became, and will continue to be until closing of the transaction, subject to a “no-shop” restriction on our ability to solicit alternative acquisition proposals, provide information and engage in discussions with third parties. The “no-shop” provision is subject to a “fiduciary-out” provision that allows us, under certain circumstances, to provide information and participate in discussions at any time with respect to unsolicited alternative acquisition proposals.
     The Merger Agreement contains certain termination rights for both us and Parent. The Merger Agreement provides that, upon termination under specified circumstances, we would be required to pay Parent a termination fee of $4.15 million and, under certain circumstances, to reimburse Parent for an amount not to exceed $2 million for transaction expenses incurred by Parent and its affiliates in connection with the Merger. Our reimbursement of Parent’s expenses would reduce the amount of any required termination fee.
     We are party to an equity commitment letter (the “Equity Commitment Letter”) with Parent and Welsh Carson, the sole stockholder of Parent. Under the terms of the Equity Commitment Letter, Welsh Carson has committed to make cash contributions to Parent that will result in Parent having the ability to fully finance the Merger and the other transactions contemplated thereby up to a maximum of $139 million (the “Total Commitment Amount”). The consummation of the Merger is not subject to a financing condition, but is subject to customary conditions to closing, including the approval of our shareholders and receipt of requisite antitrust approvals. The affirmative vote of the holders of a majority of the Company’s outstanding Common Stock entitled to vote thereon is required to approve the Merger. On April 27, 2010, we filed a preliminary merger proxy with the SEC. We expect the Merger to close during the end of the second quarter or early in the third quarter of 2010.
     In the event of a breach of the Merger Agreement by Parent or Merger Sub, or the Equity Commitment Letter by Welsh Carson, our sole remedy is to seek specific performance (or, if the court declines to award specific performance, to seek to recover money damages in a manner consistent with the Merger Agreement), against Parent in order to enforce Parent’s obligations under the Merger Agreement, including to consummate the Merger, and against Welsh Carson in order to enforce Welsh Carson’s obligations under the Equity Commitment Letter, including Welsh Carson’s commitment to provide the cash contributions required for Parent to consummate the Merger or satisfy Parent or Merger Sub’s liability for any breaches by them of the Merger Agreement, in all events not to exceed the aggregate Total Commitment Amount.
     The following sections of this Quarterly Report on Form 10-Q describe our business as an independent going concern and do not contemplate how our business might operate following the consummation of the Merger, except to the extent that our actions prior to closing may be restricted by the terms of the Merger Agreement.

Recent Trends
     While the economic recession in the United States had negatively impacted the entire dental laboratory industry throughout much of 2009, as price-sensitive consumers postponed elective dental work, we believe that the decline in consumer demand subsided during the first quarter of 2010. Economic conditions, coupled with high unemployment, tight credit and difficulties in the housing market, had dampened consumer confidence and purchasing activities in 2008 and 2009. Additionally, since 2007, increasing competitive pressures in the form of low price competition, including competition from offshore laboratories primarily located in China, have been partially responsible for decreasing revenues or revenue growth in several marketplaces. While our business has not traditionally focused on this low cost segment of the market, certain customers are sensitive to price competition. As a result, these increasing competitive pressures have somewhat constrained our ability to increase prices. While the growth in offshore restorations moderated somewhat during 2009, the deployment of technology-based solutions that allow dentists to fabricate their own restorations without the use of a dental laboratory continued to increase. These trends appear to be restraining industry growth, and have impacted our results of operations.
     The main components of our costs are labor and related employee benefits as well as raw materials, including precious metals such as gold and palladium. Beginning in the fourth quarter of 2008 and throughout 2009, we proactively reduced staffing levels to improve profitability and eliminate excess capacity in response to the economic recession and the decline in consumer discretionary spending. As a result of reductions in staffing levels, our costs for labor and related benefits for the year ended December 31, 2009 were significantly lower than incurred during the same period in 2008. We also focused on reducing discretionary operating expenses and as a result our operating expenses were significantly reduced in the year ended December 31, 2009 compared to the prior year.
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
     As the economy continues to recover, we anticipate that our new cost structure and improvements in productivity will allow us to capitalize on the expected increase in demand for dental services, as patients who deferred these types of expenditures no longer do so.
Acquisitions
     Subject to the covenants and restrictions set forth in the Merger Agreement, we continue to seek strategic acquisitions of dental laboratories, which have played an important role in helping us increase sales from $135,843,000 in 2005 to $161,195,000 in 2009. In March 2005, we completed the acquisition of Green Dental Laboratories, Inc. (“Green”). Green is treated as a separate reportable segment for financial reporting purposes. In October 2006, we completed our largest acquisition to date, that of Keller Group, Incorporated (“Keller”) of St. Louis, Missouri. Keller is also treated as a separate reportable segment for financial reporting purposes. The acquisition of Keller has broadened our marketing strategies and product offerings. In recent years Keller has broadened its focus from local markets in the Midwest to the national marketplace. In order to sustain this strategy, Keller invests significantly in product advertising, primarily in dental print publications and direct mail, on products that can generate strong revenue growth. Most recently, in September 2008, we completed the acquisition of Dental Art Laboratories, Inc. (“Dental Art”) of Lansing, Michigan. We have generally used long-term debt to finance the purchase of our dental laboratories, including Green, Keller and Dental Art. Future acquisitions may also be funded using available debt financing. At March 31, 2010 our bank debt was $24,911,000, down from $43,835,000 at September 30, 2008 following the acquisition of Dental Art, due to significant repayments generated by cash flows from operations. As a result, and also due to lower interest rates, interest expense declined $162,000 to $183,000 for the quarter ended March 31, 2010, from $345,000 for the quarter ended March 31, 2009.
Overview of Results of Operations
     Sales for the quarter ended March 31, 2010 decreased by $1,001,000 or 2.4% from the quarter ended March 31, 2009. While we, along with the dental laboratory industry in general, experienced revenue declines in 2009, we believe that the net sales results for the quarter ended March 31, 2010 indicate this negative trend has moderated as sales results for the first quarter of 2010 compare favorably to results for the latter half of 2009. Within our cost of sales, labor and related benefit costs decreased by approximately $924,000 compared to the first quarter of 2009 due primarily to the realization of cost savings from staff reductions implemented in 2009. As a result of these factors, in the first quarter of 2010 gross profit increased by $157,000. However, due primarily to approximately $519,000 in professional fees incurred in the first quarter of 2010 in connection with the signing of the Merger Agreement, our operating expenses increased $624,000 in the first quarter of 2010. Primarily as a result of these Merger Agreement-related costs, net income decreased by $412,000, or 20.0%, in the first quarter of 2010 from the results for the first quarter of 2009.
     For the most recent fiscal year ended December 31, 2009, net sales decreased $10,479,000 or 6.1% compared to the year ended December 31, 2008. Net sales in 2009 included approximately $5,067,000 as a result of eight additional months of sales provided by the Dental Art acquisition, without which net sales would have decreased approximately $15,546,000, or 9.1%, for the full year ended December 31, 2009 as compared to 2008.
     Despite the decline in revenues of $10,479,000, gross profit for the year ended December 31, 2009 decreased by only $1,414,000 from 2008, and our gross margins increased to 42.2% for the year ended December 31, 2009 from 40.5% in 2008 as a result of workforce reductions and cost saving measures. Within our cost of sales, production labor costs and related employee benefits decreased by $5,194,000. Operating expenses decreased by $2,833,000 or 4.8% for the year ended December 31, 2009, including decreases in labor and benefits of $2,418,000 at our laboratories and lower levels of various other expense items.
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
     The Second Agreement was amended on May 9, 2008, effective March 31, 2008, to revise certain financial targets within these covenants. Additionally, we and the Bank agreed to consolidate the revolving line of credit with the acquisition line of credit into a single line of credit of $25,000,000 to be used by us for general corporate purposes, including potential acquisitions. The Second Agreement was also amended on September 2, 2008 in connection with the acquisition of Dental Art, which increased our outstanding debt and therefore required an adjustment to an affected financial covenant. We further amended the agreement on December 16, 2008 to extend the maturity of the line of credit to November 7, 2011. The amendment changed the interest rate on both the line of credit and the term loan to prime rate or, at our option, LIBOR, a cost of funds rate, or the Bank’s fixed rate, plus, in each case, a range of 2.50% to 3.50% per annum, depending on the ratio of consolidated total funded debt to consolidated “EBITDA,” as each is defined in the Second Agreement and also increased the commitment fee on the unused portion of the line of credit from 0.125% to 0.50% per annum. In addition, the amendment revised certain financial targets within the covenants. Finally, on March 13, 2009, we amended the Second Agreement to exclude $6,950,000 of goodwill impairment in the fourth quarter of 2008 from the calculation of “EBITDA,” used in determining our compliance with certain financial covenants. These amendments did not change the total availability under the Second Agreement. While we were in compliance with our debt covenants as of March 31, 2010, we continue to closely monitor our compliance with these covenants in future periods, particularly minimum consolidated total “EBITDA”, which may be negatively impacted by, among other things, potential declines in future earnings, including declines attributable to additional goodwill impairment.
     As of March 31, 2010, $18,422,000 was available under the consolidated revolving line of credit.
Long-Term Debt:

	December 31,	March 31,
	2009	2010
Term note	$19,583,000	$18,333,000
Borrowings classified as long term under the revolving line of credit	6,529,000	6,578,000
Other long-term debt	736,000	718,000

Total debt	26,848,000	25,629,000
Less: current maturities	5,072,000	5,072,000

Long-term debt, less current portion	$21,776,000	$20,557,000

     The table below reflects the expected repayment terms associated with the Company’s long-term debt at March 31, 2010. The weighted average annual interest rate on all of our borrowings was 2.7% as of March 31, 2010.

March 31, 2010
Principal Due
For the remainder of fiscal 2010	$3,804,000
Fiscal 2011	21,237,000
Fiscal 2012	80,000
Fiscal 2013	85,000
Fiscal 2014	90,000
Thereafter	333,000

Total	$25,629,000

Liquidity:
     Our working capital increased by $1,347,000 to $10,643,000 at March 31, 2010 from $9,296,000 at December 31, 2009. Operating activities provided $1,442,000 in cash flow for the three months ended March 31, 2010 compared to $4,598,000 during the three months ended March 31, 2009, a decrease of $3,156,000. This decrease is primarily attributable to increases in trade accounts receivable of $870,000, due to higher sales volume in the month of March 2010 coupled with an increase in the aging of accounts receivable, and decreases in accrued liabilities of $1,920,000 due to the payment of bonuses accrued at December 31, 2009, partially offset by accruals for professional fees related to the Merger Agreement.
     For the three months ended March 31, 2010, investing activities consumed $485,000 in cash flow for the three months ended March 31, 2010 compared to $624,000 during the three months ended March 31, 2009, a decrease of $139,000 primarily due to lower capital expenditures. Financing activities consumed $1,218,000 compared to $4,100,000 for the three months ended March 31, 2009. The decreased use of cash in financing activities of $2,882,000 is attributable to funds to reduce current liabilities rather than bank debt, in contrast to the prior year.
     We believe that cash flow from operations and available financing will be sufficient to meet contemplated operating and capital requirements such as those discussed below, for the foreseeable future.

Commitments and Contingencies
     The following table represents a list of our contractual obligations and commitments as of March 31, 2010:

	Payments Due By Period
		Less Than			Greater Than
	Total	1 Year	1 - 3 Years	4 - 5 Years	5 Years
Term Loan Facility	$18,333,000	$5,000,000	$13,333,000	$—	$—
Line of Credit	6,578,000	—	6,578,000	—	—
Capital Leases	718,000	72,000	158,000	178,000	310,000
Operating Leases:
Real Estate	17,218,000	3,729,000	6,279,000	3,818,000	3,392,000
Vehicles	459,000	459,000	—	—	—
Equipment	202,000	98,000	83,000	20,000	1,000

	$43,508,000	$9,358,000	$26,431,000	$4,016,000	$3,703,000

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
Results of Operations
     The following table sets forth for the periods indicated the percentage of net sales represented by certain items in our unaudited consolidated financial statements:

	Three Months Ended March 31,
	2009	2010
Net sales	100.0%	100.0%
Cost of goods sold	57.3	55.8

Gross profit	42.7	44.2
Selling, general and administrative expenses	33.3	35.7

Operating income	9.4	8.5
Other expense	0.5	0.5
Interest expense	0.8	0.5

Income before provision for income taxes	8.1	7.5
Provision for income taxes	3.1	3.4

Net income	5.0%	4.1%

Three Months Ended March 31, 2010 compared with Three Months Ended March 31, 2009
Net Sales
     Net sales decreased $1,001,000 or 2.4% to $40,259,000 for the three months ended March 31, 2010 from $41,260,000 for the three months ended March 31, 2009. While we, along with the dental laboratory industry in general, experienced revenue declines in 2009, we believe that the net sales results for the quarter ended March 31, 2010 indicate this negative trend has moderated, as sales results for the first quarter of 2010 compare favorably to results for the latter half of 2009. Net sales increased approximately $354,000, or 5.9%, in the Keller operating segment and increased approximately $228,000, or 4.6%, in the Green operating segment. Net sales decreased approximately $1,583,000, or 5.2%, in the NDX Laboratories operating segment as certain laboratories have been more affected by local economic conditions.

   Cost of Goods Sold
     Our cost of goods sold decreased by $1,158,000 or 4.9% to $22,480,000 for the three months ended March 31, 2010 from $23,638,000 for the three months ended March 31, 2009. As a percentage of sales, cost of goods sold decreased to 55.8% from 57.3%, primarily resulting from decreases in labor and employee benefits, mostly in the NDX Laboratories operating segment.
     Production labor decreased by approximately $805,000 and related benefits decreased by approximately $119,000 for the three months ended March 31, 2010, compared to the three months ended March 31, 2009. These decreases in expense resulted from the realization of the cost saving from the staff reductions implemented in 2009. Production labor and benefits expense as a percentage of sales decreased to 31.1% for the three months ended March 31, 2010 from 32.6% for the three months ended March 31, 2009. Green’s production labor and benefits costs were 28.4% of sales compared to 28.9% for the same periods; Keller’s production labor and benefits costs were 22.9% of sales compared to 21.9% for these same periods; and NDX Laboratories’ production labor and benefits costs were 33.4% of sales compared to 35.3% for these same periods.
     The cost of raw materials as a percentage of sales remained essentially flat at 15.3% for the three months ended March 31, 2010 compared to 15.2% for the three months ended March 31, 2009. While the average cost of palladium, a precious metal used as a component of many dental alloys, and the average cost of gold increased 121.4% and 22.0%, respectively, for the three months ending March 31, 2010 compared to the same period ended March 31, 2009, other factors offset these increases causing materials costs to decline including a decrease in the volume of precious alloy-based crowns in favor of all-ceramic restorations and lower costs for all-ceramic materials such as zirconia.
   Selling, General and Administrative Expenses
     Operating expenses consisting of selling, delivery and administrative expenses both at the laboratory and corporate level, increased by $624,000 or 4.5% to $14,348,000 for the three months ended March 31, 2010 compared to $13,724,000 for the three months ended March 31, 2009. Operating expenses as a percentage of net sales increased to 35.7% in 2010 from 33.3% for the three months ended March 31, 2009. As a percentage of net sales, administrative expenses remained flat at 9.0% for the three months ended March 31, 2010 compared to the same period for 2009. As a percentage of net sales, delivery expenses increased to 9.2% of sales for the three months ended March 31, 2010 from 8.9% for the three months ended March 31, 2009. Selling expenses remained essentially flat at 6.6% of sales in the first quarter of 2010 compared to 6.5% of sales for the same period in 2009. Selling expenses in the first quarter of 2010 for the Keller segment were 13.9% of sales, or $887,000, compared to 14.6% of sales, or $879,000, for 2009.
     The net increase of $624,000 in our operating expenses for the period ended March 31, 2010 compared to the same period in 2009 was primarily attributable to the following items:
•	Increases in professional fees related to the Merger Agreement of $519,000 offset by decreases of $134,000 in audit and consulting fees — $385,000;

•	Increases in corporate compensation, including $190,000 of severance pay — $336,000;

•	Increases in sales related travel expenditures — $109,000;
     partially offset by:
•	Decreases in deferred compensation accruals for our supplemental executive retirement plans— $134,000;

•	Reductions in laboratory administrative expenses, primarily attributable to lower labor and benefits — $123,000.

   Operating Income
     As a result of the above factors, our operating income decreased by $467,000 to $3,431,000 for the three months ended March 31, 2010 from $3,898,000 for the three months ended March 31, 2009. As a percentage of net sales, operating income decreased to 8.5% for the three months ended March 31, 2010 from 9.4% for the three months ended March 31, 2009.
   Interest Expense
     Due to lower debt levels and interest rates, interest expense declined $162,000 to $183,000 for the three months ended March 31, 2010 from $345,000 for the three months ended March 31, 2009.
   Provision for Income Taxes
     The provision for income taxes increased by $115,000 to $1,390,000 for the three months ended March 31, 2010 from $1,275,000 in 2009. The 45.8% effective tax rate estimated for the three months ended March 31, 2010 increased from 38.2% for the three months ended March 31, 2009 due to changes in the amounts of certain non-deductible expenses, including $403,000 of professional fees related to the Merger Agreement.
   Net Income
     As a result of all the factors discussed above, net income decreased $412,000, or 20.0%, to $1,647,000, or $0.28 per share on a diluted basis, for the three months ended March 31, 2010 from $2,059,000 or $0.36 per share on a diluted basis, for the three months ended March 31, 2009. The impact of professional fees associated with the Merger Agreement, inclusive of the non-deductible nature of certain of these fees, on our net income for the quarter ended March 31, 2010 was $473,000, or $0.08 per share on a diluted basis.
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

	Three Months Ended March 31,
	2009	2010	$ Change	% Change
Revenue:
NDX Laboratories	$30,383,358	$28,796,661	$(1,586,697)	(5.2)%
Green Dental Laboratory	5,029,821	5,222,654	192,833	3.8
Keller Group	6,098,689	6,518,304	419,615	6.9

Subtotal	41,511,868	40,537,619	(974,249)	(2.3)
Less: Intersegment Revenues	252,159	278,802	26,644	10.6

Net Sales	$41,259,709	$40,258,817	$(1,000,893)	(2.4)

Laboratory Operating Income:
NDX Laboratories	$4,590,361	$4,500,747	$(89,614)	(2.0)
Green Dental Laboratory	1,172,236	1,321,251	149,015	12.7
Keller Group	1,071,498	1,335,526	264,028	24.6

Laboratory Operating Income	$6,834,095	$7,157,524	$323,429	4.7

NDX Laboratories
     For the three months ended March 31, 2010, before elimination of inter-segment revenues, sales in this segment decreased by $1,587,000, or 5.2%, and cost of goods sold decreased $1,446,000. Gross profit as a percentage of sales increased to 40.9% for the three months ended March 31, 2010 compared to 39.2% for the three months ended March 31, 2009. Production labor and benefits decreased $1,105,000, or 10.3%, due primarily to a reduction in staffing levels. Materials expense increased to 15.3% of sales in 2010 from 14.9% of sales in 2009.
     Operating expenses were essentially flat at $7,243,000 in the first quarter of 2010 compared to $7,291,000 in the same period for 2009. Underlying the expenses in the first quarter of 2010 were decreases in labor and benefits of $143,000, offset by increases in fuel and delivery service of $129,000.
     Laboratory operating income as a percentage of sales for NDX Laboratories increased to 15.6% for the three months ended March 31, 2010 from 15.1% for the three months ended March 31, 2009 as a result of the factors discussed above.
Green Dental Laboratory
     The sales increase before elimination of inter-segment revenues for the three months ended March 31, 2010 in this segment was $193,000 or 3.8%. Cost of goods sold increased by $75,000, resulting primarily from increases in overtime costs of $56,000 due to higher sales volumes. Gross profit as a percentage of sales increased to 49.2% for the three months ended March 31, 2010 compared to 48.3% for the three months ended March 31, 2009.
     As a result of the factors discussed above, laboratory operating income as a percentage of sales for Green increased to 25.5% for the three months ended March 31, 2010 compared to 23.7% for the three months ended March 31, 2009 and increased by $149,000.
Keller Group
     For the three months ended March 31, 2010, the sales increase before elimination of inter-segment revenues in this segment was $420,000 or 6.9% as compared to the prior year period. Cost of goods sold increased by $213,000, including increases in overtime costs of $65,000 due to higher sales volumes. Gross profit as a percentage of sales decreased to 54.9% for the three months ended March 31, 2010 from 55.8% for the three months ended March 31, 2009. Administrative expenses decreased by $146,000 in the three months ended March 31, 2010 compared to the three months ended March 31, 2009 primarily due to decreased labor and benefit costs. As a percentage of sales, administrative costs decreased to 6.8% in 2010 from 9.6% in 2009.
     As a result of the factors discussed above, laboratory operating income as a percentage of sales for Keller increased to 21.0% for the three months ended March 31, 2010 compared to 17.8% for the three months ended March 31, 2009, a $264,000 increase for the three month period ended March 31, 2010 as compared to the same period in 2009.
Factors That May Affect Future Results
     Various risks, uncertainties and contingencies could cause our actual results, performance or achievements to differ materially from those expressed in, or implied by, statements contained in this Quarterly Report on Form 10-Q, including, but not limited to those risks described in this Quarterly Report, including in Part II, Item 1A of this Quarterly Report, those described in Item 1A, “Risk Factors” in our most recently filed Annual Report on Form 10-K, expectations regarding the timing of the closing of the Merger Agreement and statements regarding our ability to consummate the Merger.
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
     At March 31, 2010, we had variable rate debt of $24,911,000 associated with our credit facility. Based on this amount, the earnings decrease and cash flows impact for the next year resulting from a one percentage point increase in interest rates would be approximately $150,000, net of tax, holding other variables constant.
     We have investments in a Canadian subsidiary. The net assets of this subsidiary are exposed to volatility in currency exchange rates. Translation gains and losses related to the net assets of this subsidiary are included in accumulated other comprehensive income.
Item 4. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures.
     We carried out an evaluation, with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of March 31, 2010. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2010, our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, were effective to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission is accumulated and communicated to management, including the CEO and CFO, to allow timely decisions regarding required disclosure.
(b) Changes in Internal Controls.
     No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings:
     We are subject to ordinary course litigation incidental to our business. Our management believes that the outcome of this litigation, individually or in the aggregate, will not have a material adverse effect upon our operations or financial condition and will not disrupt our normal operations. Refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, as filed with the SEC on March 12, 2010, for a discussion of certain litigation matters.
Item 1A. Risk Factors:
     Information concerning certain risks and uncertainties appears in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, as filed with the SEC on March 12, 2010. You should carefully consider these risks and uncertainties before making an investment decision with respect to shares of our common stock. Such risks and uncertainties could materially adversely affect our business, financial condition or operating results.
     There have been no material changes to the Risk Factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, except as set forth below.
There are risks and uncertainties associated with the proposed Merger with an affiliate of GeoDigm.
     On April 2, 2010, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) among GDC Holdings, Inc. (“Parent”), a Delaware corporation, Royal Acquisition Corp. (“Merger Sub”), a Delaware corporation and an indirect wholly owned subsidiary of Parent and a direct wholly owned subsidiary of GeoDigm Corporation (“GeoDigm”), a Minnesota corporation. Pursuant to the Merger Agreement, Merger Sub will be merged with and into National Dentex, with National Dentex being the surviving corporation (the “Merger”) and a direct wholly owned subsidiary of GeoDigm.
     There are risks and uncertainties associated with the proposed Merger. For example, the Merger may not be consummated, or may not be consummated as currently anticipated, as a result of several factors, including but not limited to the failure to satisfy the closing conditions set forth in the Merger Agreement. If the proposed Merger is not completed, the share price of our common stock may change to the extent that the current market price of our common stock reflects an assumption that the Merger will be consummated. Additionally, under certain circumstances, if the Merger Agreement is terminated, we would be required to pay a termination fee of $4.15 million, incurred by Parent and its affiliates in connection with the Merger or reimbursement of transaction expenses not exceeding $2 million.
     The Merger Agreement also restricts us from engaging in certain actions without Parent’s approval, which could prevent us from pursuing opportunities that may arise prior to the closing of the Merger.
Our business could be adversely impacted as a result of uncertainty related to the proposed Merger with an affiliate of GeoDigm.
     The proposed Merger could cause disruptions in our business, which could have an effect on our results of operations and financial condition. For example:
•	our employees may experience uncertainty about their future roles at the Company, which might adversely affect our ability to retain and hire key managers and other employees;

•	customers and suppliers may experience uncertainty about the Company’s future and seek alternative business relationships with third parties or seek to alter their business relationships with the Company; and

•	the attention of our management may be directed to transaction-related considerations and may be diverted from the day-to-day operations of our business.
     In addition, we have incurred, and will continue to incur, significant fees for professional services and other transaction costs in connection with the proposed Merger, and many of these fees and costs are payable by us regardless of whether or not the Merger is consummated.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds:
     In November 2002, we announced that our Board of Directors approved the repurchase by us of up to 300,000 shares of our common stock pursuant to a stock repurchase program. During the three months ended March 31, 2010, we did not repurchase any shares of our common stock. The following table provides information about our repurchase activity during the first three months of 2010:
Issuer Purchases of Equity Securities

Maximum Number
			Total Number of	of Shares that
			Shares Purchased	May Yet Be
	Total Number	Average	as Part of Publicly	Purchased Under
	of Shares	Price Paid	Announced Plans	the Plans or
Fiscal Period	Purchased	per Share	or Programs	Programs
January 1, 2010 - March 31, 2010	—	—	—	206,700
     We did not repurchase any of our equity securities during the three months ended March 31, 2010 or engage in any transactions during such period reportable pursuant to Item 703 of Regulation S-K. Under the terms of the Merger Agreement, with limited exceptions, we may not repurchase any shares of our common stock.
Item 3. Defaults upon Senior Securities:
     Not Applicable
Item 4. Removed and Reserved
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

NATIONAL DENTEX CORPORATION Registrant
May 14, 2010	By:	/s/ DAVID L. BROWN
David L. Brown
Chairman and Chief Executive Officer (Principal Executive Officer)

May 14, 2010	By:	/s/WAYNE M. COLL
Wayne M. Coll
Vice President and Chief Financial Officer (Principal Financial Officer)

Exhibit Index

Exhibit
No.	Description
10.1*	Fourth Amendment to National Dentex Corporation 1992 Employees’ Stock Purchase Plan.

31.1*	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act (Chief Executive Officer).

31.2*	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act (Chief Financial Officer).

32.1*	Certification pursuant to 18 U.S.C. Section 1350 (Chief Executive Officer).

32.2*	Certification pursuant to 18 U.S.C. Section 1350 (Chief Financial Officer).

*	Filed herewith.